Form 10KSB
period 2000-12-31
WESTSPHERE ASSET CORP INC
filed 2001-04-16
CIK 1129120

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

_ TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 0-32051

WESTSPHERE ASSET CORPORATION, INC.

(Name of small business issuer in its charter)
COLORADO (State or other jurisdiction of incorporation or organization)	98-0233968 (I.R.S. Employer Identification No.)

SUITE 212, 214 - 11 AVENUE S.E.

CALGARY, ALBERTA, CANADA T2G 0X8

Telephone: (403) 290-0264

Address, including zip code, and telephone number, including area code,

of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
________________None______________ __________________________________	____________________________________ ____________________________________

Securities registered under Section 12(g) of the Exchange Act:

75,000,000 No Par Value

(Title of class)

____________________________________________________________________________________________

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___X______Yes __________No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

State issuer's revenues for its most recent fiscal year: $655,171

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of the date of this filing, Westsphere Asset Corporation's securities were not listed on any exchange or quoted on any quotation system.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. _____Yes ______No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,037,608

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes __________No

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Description and Development of Business

Unless otherwise noted, all dollar references are in U.S. Dollars.

On July 21, 1998, Westsphere Asset Corporation, Inc., a Colorado corporation (the "Registrant"), was incorporated under the laws of the State of Colorado, under the name of Newslink Networks TDS, Inc. On April 23, 1999, the Corporation changed its name to "Westsphere Asset Corporation, Inc."

The Registrant was incorporated for the business of providing news services on an international basis to paying clients. The Registrant operating as Newslink had not undertaken any business operations nor held any assets when management determined to seek other business opportunities.

The Registrant's business focus turned to opportunities afforded in the "non-conventional banking industry" and sought out opportunities available to the company that through acquisitions of equity positions within operating corporations or the establishment of wholly owned subsidiary companies that would assist in the asset growth of the Registrant. "Non-Conventional Banking" Business" is described as business related activities which would be normally associated in Canada with a registered chartered bank or bank affiliated financial institution but is privately owned and operated and non bank affiliated.

The Registrant has no ongoing business operations other then acting a as a holding company. The Registrant provides "financial services and packages" such as leasing packages and equity based secured loans and venture capital to its subsidiaries and intends to conduct its operations through its wholly owned subsidiaries.

The Registrant operating as Newslink commenced a review of the opportunities afforded by Vencash Capital Corporation as a result of the Registrant's President, Director and Shareholder Douglas N. Mac Donald and the Registrant's Secretary Treasurer and Director Robert L. Robins being both Directors and officers of Vencash Capital Corporation. The Registrant's management has remained the same since July 21, 1998 the date of the Registrant's incorporation in Colorado as Newslink.

General Description and Development of Subsidiary Company Business

VENCASH CAPITAL CORPORATION

Vencash Capital Corporation was incorporated in the province of Alberta, Canada on October 2, 1996 as 711635 Alberta Ltd. On June 3, 1998, 711635 Alberta Ltd. filed with the Province of Alberta a certificate of amendment, whereby it changed its name to Vencash Capital Corporation. In July 1998 Vencash Capital, entered into the "non-conventional banking" other wise known in this business as the "white label" ATM market place and became the seventh (7th) Canadian "channel" authorized to participate within the Canadian INTERAC system through its contracted switching service - TNS Smart Network Inc.

"White label" ATM market place is described as privately owned and operated Automated Teller machines that dispense cash for a fee, which are not affiliated by ownership or operation to Canadian Registered Chartered Banks. A " Channel" is described as a provider of audit control to ATM customers, ATM equipment owners and ATM site providers by channeling the fee revenues generated through customer usage of the ATM equipment to the settlement accounts of the contracted site holder and equipment suppliers.

On December 4, 1998 after a review of opportunities in the Canadian market, available due to the deregulation of the Canada Bank Act and the privatization of ATMs ("Automated Teller Machines") and POS ("po int-of-sale") electronic transfer transaction processing, the Registrant entered into an option agreement with an arms-length shareholder of Vencash Capital, 3 Ocean Investment Corporation, a Belize Corporation, to acquire a minority interest in Vencash Capital Corporation ("Vencash Capital").

The option agreement called for the exchange by the Corporation of a total of 4,800,000 shares of its common stock for 8 shares of the issued and outstanding common stock of Vencash Capital, which related to 8% of the common stock of Vencash Capital. The option agreement included the assignment of a promissory note in the amount of $30,720 ($48,000 CDN). The Corporation exercised its right under the option agreement on December 12, 1998 and exchanged 4,800,000 shares of its common stock.

On December 7, 1998, the Corporation executed a share exchange with MacDonald Venture Corporation, Mr. Joseph Bowser and Mr. Robert L. Robins to exchange a total of 4,800,000 common shares of Vencash Capital. The share exchange included the assignment of a promissory note in the amount of $3,480 ($6,000 CDN). The exchange of shares as set out in this agreement was completed on December 12, 1998. See "Certain Relationships and Related Party Transactions". At the time of this transaction, Westsphere had no operations or significant assets. Prior to such agreement, Westsphere's only affiliation with Vencash was through Mr. MadDonald and Mr. Robbins, who were officers and directors of both companies.

The Registrant exercised its right under the option agreement on December 12, 1998 and exchanged 4,800,000 shares of its common stock with 3 Oceans Investment Corporation for 8 shares of Vencash Capital common stock and assignment of a promissory note in the amount of $30,720 ($48,000 CDN).

On December 17, 1999, the Registrant acquired the remaining fifty-nine percent (59%) of Vencash Capital from various arms-length shareholders of Vencash Capital by way of a share exchange whereby the Corporation issued a total of 1,770,000 common shares in exchange for 59 shares of the common stock of Vencash Capital.

Vencash Capital maintains offices at #2 & #3, 3620-29th Street N.E., Calgary, AB T1Y 5Z8. As of February 2001, Vencash Capital has sites located nationally across Canada and holds under management two hundred and five (205) automated teller machines ("ATMs") in Canada, most notably in the Provinces of Ontario, British Columbia and Alberta. A "site" is described as a location where an ATM has been placed, and has contracted with Vencash Capital to provide monitoring, reporting and distribution of financial surcharge transaction revenues.

Of the Two hundred and five (205) ATMs, managed by Vencash, thirty-six (36) are owned by Vencash Capital and the balance, are owned by private purchases. Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada and presently has two Distributors in the Maritime region in Canada, one Head Distributor overseeing two independent Distributors in the Metro Toronto area of Ontario, Canada, two Distributors in the Province of Saskatchewan, one Distributor in Kamloops, British Columbia and a contracted sales person in the Greater Vancouver, British Columbia area. The Head Office operations are located in Calgary, Alberta with five contracted sales persons and two service and system technicians.

The expansion of the present operation of Vencash Capital will allow for the vertical integration of other opportunities for the Corporation to supply financial services and packages, which can be marketed in conjunction with the ATM placement network. (See "-Business of Vencash Capital Corporation below).

VENCASH FINANCIAL CORPORATION

On September 23, 1998, Vencash Capital incorporated a wholly owned subsidiary Vencash Financial Corporation ("Vencash Financial") as a federal corporation under the laws of Canada. The Federal Corporation was incorporated in order to secure and protect the "Vencash" name in all Provincial jurisdictions in Canada and conducts no actual business activities.

WESTSPHRE FINANCIAL GROUP LTD.

On May 18, 1999, the Registrant formed a wholly owned subsidiary, Westsphere Financial Group Ltd. to lease ATMs to Vencash Capital clients. (See "-Business of Westsphere Financial Group Ltd.. ("Westsphere Financial") below.)

KAN-CAN RESORTS LTD.

On June 1, 1999, the Registrant acquired a 10% interest in Kan-Can Resorts Ltd. from Lee Beasley and William Beasley by way of a share exchange whereby the Registrant exchanged a total of 290,000 common shares of the Registrant for 69,500 common shares of Kan Can Resorts Ltd. ("Kan-Can") The shares of Kan Can have anti-dilution provisions which require that any shares issued in Kan-Can will be issued on a pari-parsu basis so as not to dilute the Registrant's share holdings below 10% of the total issued and outstanding common shares of Kan-Can. (See "-Business of Kan-Can Resorts Ltd." below.)

VENCASH ATM/POS SERVICES INC.

On May 16, 2000, the Corporation incorporated VC/POS/ATM Services Inc. ("Services") under the laws of the Province of Alberta for the purpose of providing servicing for ATM machines and sales and servicing for the "POS" (point of sale) market. "Point of Sale" is described as an electronic terminal that accept bank debit cards and credit cards to pay by way of direct settlement to the retailers account from the customers banking or credit card provider on a daily basis for a purchase of goods or services. On November 9, 2000 the company changed its name to VENCASH ATM/POS SERVICES INC. (See "-Business of Vencash ATM/POS Services Inc." below.)

880487 ALBERTA LTD.

On May 16, 2000, the Corporation incorporated 880487 Alberta Ltd. ("880487") under the laws of the Province of Alberta. At the present time, 880487 have no active business. (See "-Business of 880487 Alberta Ltd." below.)

E-DEBIT INTERNATIONAL INC.

On August 1, 2000, the Corporation acquired a five (5%) percent interest in E-Debit International Inc. for $1,350 cash ($2,000 CDN). E-Debit International Inc. a provider of pre-paid debit cards. (See "-Business of E-Debit International Inc." below.)

TRAC POS Processing Inc.

On September 1, 2001, the Corporation acquired a 5% interest in TRAC POS Processing Inc. for a price of sixty six (USD $0.66) cents per share ($1.00 CDN). TRAC POS Processing Inc. is a distributor and financial processor of "POS" (point of sale) terminals. (See "-Business of TRAC POS Processing Inc." below.)

The Registrant's Business

The Registrant's principal place of business and its executive offices are located at #212-214 11th Avenue S.E., Calgary, Alberta, Canada T2G 0X8. The Registrant's agent for service of process is located at 5801 West 11th Street Suite 101 Greeley, Colorado 80634

The Registrant, through its wholly owned subsidiary, Vencash Capital Corporation, also maintains offices at #2 & #3, 3620-29th Street N.E., Calgary, AB T1Y 5Z8. (See "DESCRIPTION OF PROPERTIES" below.)

The Registrant provides financial services and packages to its subsidiaries and intends to conduct its operations through its wholly-owned subsidiaries, Vencash Capital, Westsphere Financial, Services and 880487, and through its 10% owned subsidiary, Kan-Can and through its 5% owned subsidiary E Debit. (See "-General Description and Development of Business".)

 a. Business of Vencash Capital Corporation

Vencash Capital Corporation has been in the past and is presently the Registrant's major material subsidiary operation producing nearly all of the Registrants consolidated revenues.

Vencash Capital Corporation has a contracted switching services allowing Vencash Capital to participate within the Canadian INTERAC system as a Channel. Vencash also contracts with Triton Systems, Inc. who supplies ATM equipment. (See "Other Requested Information - TNS Smart Network Inc. contract - TCS (Canada) Limited,-Contract, Calypso Canada Ltd. Contract - Triton Systems, Inc. contract").

1. ATM Business in Canada

(a) Background of the ATM Business

In the latter part of 1997 the Canadian Banking and Financial sectors of Canadian industry commenced a government deregulation program in which under deregulation of the Canada Bank act allowed for the release of certain segments of proprietary control involving banking institutions. One of the preliminary results of deregulation was the allowance of private operation of Automated Teller Machines not associated with Canadian Banking financial institutions. This private ownership and operation of ATM equipment has been described within the industry as the "white label ATM" market.

Canadian Banking Institutions have been participating in the development of new technology particularly in regard to online computer banking. Advances originating from the introduction of credit card and debit card services evolved to the installation of commercial point of sale management systems across the country and the development of the Canadian INTERAC system which allowed for complete online banking services for 24-hour customer banking availability between the various existing Banking institutions. This also provided for full bank service availability from remote site locations throughout Canada.

Evolving online financial technology being pursued by the institutional Banking financial sectors has been confronted by growth of computer-based commerce. The Internet and the expansion of computer generated online commerce shifted a significant amount of consumer financial services from conventional Banking and Financial Institutions to non traditional and new and innovative virtual based methods of doing financial business. This on-line or Interac connecting the conventional Banking institutions was a significant factor for the profits being produced by Canadian conventional Banking and Financial Institutions in the past five years.

In late 1997 "non-conventional banking" participation and private ownership of automated teller machines (ATMs) was authorized, through the deregulation process within the Canada Bank Act that allows for private participation within the Canadian INTERAC system. The implications of private ownership and participation within this technologically based commerce have been significant.

Many Canadian companies pursued participation in the burgeoning field of marketing, distribution, selling, and leasing cash dispensing equipment recognized in the market place as "ATMs" (automated teller machines), "ABMs" (automated banking machines), "white label machines" (a cash dispensing machine which is not owned or operated by a Conventional Banking institution but is privately owned and operated).

A "switch" is a computer system that receives requests for financial transactions from ATM terminals, "point-of-sale" or electronic transfer terminals in retail businesses, and routes those transaction requests to and from ATM devices and financial institutions for final transaction processing and/or authorization. In Canada the Canadian INTERAC network coordinates this activity. Under recent deregulation, non-financial institutions that are members of INTERAC are allowed to be an indirect connector. They provide switching services for shared cash dispensing, data processing, and other associated services in connection with the network; switches, gateways and operation of electronic data capture equipment including automated banking/teller machines. Pursuant to the rules and regulations set out by INTERAC and current switch technology, a switch can process up to 10,000 transactions at any given time.

2. The Entry of Vencash into the ATM Business

Vencash Capital identified the opportunities brought about by the privatization of the ATM business. During December 1997, the first privately owned ATMs were placed in Western Canada. In July 1998, Vencash Capital entered the "white label" ATM market place. Vencash contracted with TNS Smart Network Inc. of Etobicoke, Ontario, a company providing switching services to the industry and became the seventh (7th) Canadian Channel authorized to participate within the "white label" ATM business.

By March 1999, Vencash Capital had placed and held under its management 90 ATMs across Canada, primarily in the Provinces of Ontario, British Columbia and Alberta. Of the 90 ATM's, 10 units were owned by Vencash Capital Corporation, 52 units were site owned and 28 units were investor owned. The Registrant reached an agreement with Vencash Capital to fund by way of lease and loan agreements the expansion of Vencash's placement of ATMs. By the year-end of 1999, through Westsphere's financial assistance, Vencash expanded management and ownership from 90 units to a total of 102 ATMs across Canada, increasing its network to the Maritime provinces by establishing two new distributorships, one in Prince Edward Island and one in New Brunswick.

As of December 2000, Vencash Capital has sites located nationally across Canada and holds under management two hundred and five (205) automated teller machines ("ATMs") in Canada, most notably in the Provinces of Ontario, British Columbia and Alberta. Of the Two hundred and five (205) ATMs, which were placed by Vencash, thirty-six (36) are owned by Vencash Capital and the balance, are owned by private purchases. Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada and presently has seven (7) distributors of its equipment, products and services, under license across Canada and five (5) contracted sales persons in the Province of Alberta, Canada.

At present, Vencash Capital acts as a "Channel" which contracts its financial electronic transfer responsibilities with three "Switches" (TNS Smart Network Inc., TCS Canada Ltd. and Calypso Canada Ltd.). A "Channel" is described as a provider of audit control to ATM customers, ATM equipment owners and ATM site providers by channeling the fee revenues generated through customer usage of the ATM equipment to the settlement accounts of the contracted site holder and equipment suppliers.

Vencash Capital intends to expand its existing ATM business with a view to grow its ATM terminal placement network to the point of developing Vencash Capital into a self sufficient "Switch" associated directly with the Canadian INTERAC network. A "Switch" is described as a financial currency processor of moneys including customer deposits being dispensed by ATM equipment combined with all fees charged associated to the dispensement of the money from the ATM at the request of a customer, and provides settlements to Interac Direct Payment and credit card transactions. The "Switch" supplies the financial information to the "Channel" in relationship to the processing of all surcharge fees that are associated with the customer use of the ATM. The opportunities for the Registrant to become a switch are of foremost importance to management and they have given this project the highest priority.

3. Current Stage of Corporate Development

It is the opinion of the Registrant's management that the acquisition of Vencash has brought a very significant opportunity to the fore with positive returns having been achieved in a very short period. The Registrant will focus on supplying the required funding for the growth of its leasing of equipment to Vencash customers through its wholly owned subsidiary Westsphere Financial Group Ltd. (See - Business of Westsphere Financial Group Ltd.) to allow for the growth of the Vencash distribution network.

4. Growth Strategy & Market Niche

Vencash management's plan is to capture immediate dramatic growth within the ATM market place as follows:

a. The purchase and placement of three hundred ATM units over the next fifteen (15) months to be staged in quarterly;

b. Work with Westsphere Financial Group Ltd. in order to obtain the financing for further site placement by having Westsphere Financial provide the funding for leasing and purchase contracts, which will allow the Company to meet its goals to place units and to capture the front end revenues.

c. Move to become a non-financial institutional member of INTERAC and an indirect connector. This will allow Vencash to provide switching services for shared cash dispensing, data processing and other associated services in connection with the network, switches, gateways and operation of electronic data capture equipment, including but not limited to ATMs and "point of sales" terminals.

d. To grow the regional distribution network in both sales and servicing of ATM's and POS.

e. To source potential merger candidates, strategic alliances and joint venture partners in like businesses in the industry.

5. The Canadian ATM's Market

In late 1997 "non-conventional banking" participation and private ownership of automated teller machines (ATMs) was authorized allowing for participation within the "Canadian INTERAC system". The "Canadian Interac Association" is a national organization linking enterprises that have proprietary networks to communicate with each other for the purposes of exchanging electronic financial transactions. Five (5) Canadian Banking and Financial Institutions founded the association in 1984. As of October 15, 2000 there are 89 member organizations. Interac is the organization responsible for the development of a national network of shared electronic financial services: Interac Shared Cash Dispensing Service (SCD) at Automated Banking Machines and Interac Direct Payment Services (IDP), Canada's national debit service. Interac Direct Payment is Canada's national debit card service, available at approximately 300,000 merchants across the country.

The "Canadian Interac Association" reports that since the completion of national implementation in 1994, Interac Direct Payment has increased by 800%. In 1999, Canadians used the Interac Direct Payment Service almost 1.7 billion times. That number is anticipated to exceed two billion in the year 2001. On a per capita basis, Canadians use ABMs and debit more than anyone else in the world. Consumer tracking research conducted by Interac Association in 1999 shows that debit card services are now on par with cash as the preferred "way to pay" for Canadians. Internationally, Canada is number one, leading the world in debit card use for purchases on a per capita basis.

The Registrant's Management considers the business opportunities being afforded by the recent Canada Bank Act deregulation to be very significant. The Canadian market has only been available since deregulation in 1998 which allowed for private ownership and operation of ATM within the Interac system and is in it's infancy in comparison to the market experience in the United States. The United States market has developed over the past fifteen years and has reached its present mature levels, making it very difficult for expansion. The Canadian market, enhanced by national access to all regions within Canada through the Interac System allows for the opportunity for the Registrant to grow Vencash expansion through sales and distribution networks. Combined with acquisition opportunities the Registrant's management view the growth potential within the ATM and point of sale business in Canada to be very viable and one to be pursued aggressively.

6. Competitors

(a) Direct Cash - is one of Canada's largest ATM companies with approximately 900 machines in operation. They have offices and distribution centers in all of the major cities across Canada. Direct cash sells and services Triton, Cross and NCR equipment.

(b) Frisco Bay - a large ATM corporation with cross business in supplying security systems to private residences and corporations. They have approximately 900 to 1000 machines in service. They sell and service Triton, DiBold, and NCR equipment.

(c) Laser Cash - is another large operator with approximately 600 machines in service. This company also has distribution across Canada with head office in Mississauga, Ontario. The majority of their market is in Eastern Canada. They primarily sell the Triton line of equipment.

(d) Haliburton & White - this is a large operator with approximately 500 machines in service. They are a national company but in excess of fifty percent of their placements are in the province of Quebec.

(e) Cash Station - A Calgary based company with approximately 110 machines in service across Western Canada. They sell Triton and Cross equipment.

(f) Meta 4 - a long time Canadian Company with security and cash vending equipment. They have approximately 1000 machines in operation and sell primarily DiBold ATMs.

(g) Express Cash - Vancouver based company selling Triton machines. They have approximately 200 to 250 machines in service in Western Canada.

(h) Canadian ABM - Toronto based company that primarily sells NCR equipment and has approximately 150 machines in service.

(i) Ready Cash - this Company is owned by one of Canada's primary banks, the Canadian Imperial Bank of Commerce. They are placing "white label" machines in many locations in Eastern Canada. At present it is unknown how many machines they have in service. They use Triton, Cross and NCR equipment

7. Competitive Advantages

While there are a number of competitors in the business, many of whom have substantially more equipment in the market than Vencash, the management of Vencash expects to make a rapid move to expand the business operations of Vencash by the sourcing of acquisitions in not only the ATM industry but also in the "point of sale " industry. Through management's selective placement and monitoring of ATM's maximum value for placement will result in high percentage returns per terminal per placement. The Registrant is one of the only companies actively pursuing the newly deregulated POS market.

At present operating throughout Canada there are approximately 5,500 to 6,000 privately owned and managed ATM's outside of the Canadian banking infrastructure. Management has estimated the potential market for ATM placement in Canada to be approximately 15,000 units in 12,000 site locations. This observation is supported by the ATM Industry Association and Interac findings.

Successful new participants in this market have demonstrated that customers will switch in response to better quality in relation to price and a more responsive and dependable customer service. Vencash is an exclusive distributor of Triton Systems Inc.'s equipment, which allows for significant pricing advantages. An aggressive marketing and distribution network development is currently underway with expansion planned in Vencash established areas of influence as well as expansion outside of those areas.

Management intends to invest in market research and product development to improve products and follow-on products. Follow-on will be introduced into developed markets before existing products enter the declining stage of their life cycles.

Management believes that information, knowledge and service are the most valuable assets our employees, agents and distributors can give their customer base. Service and information dissemination will remain the priority for the management team, every employee, distributor and strategic partner. Information processing and communications systems will integrate all components of our internal and external operations.

Groups consisting of management, staff, strategic partners will meet regularly to review operations and discuss ways to improve the quality of current products and services, develop new products and services and streamline delivery processes, control costs, improve relationships with suppliers, distributors, dealers and above all customers. It is management's belief that the Registrant's information- integrated operations will result in the following benefits to the Company:

  Independent decision-making with minimum supervision
  Highly involved and motivated people with minimum staff turnover
  Maximum productivity and cost efficiency
  Maximum inventory and receivables turnovers and positive cash flow
  "Premium" product quality
  Total customer satisfaction

8. Employees and Agency Agreements

Vencash Capital Corporation has 6 full time employees working in their offices in Calgary, Alberta.

Vencash Capital Corporation executes various agent and/or distributor agreements for territories within Canada.

9. Major Suppliers

Vencash Capital Corporation has an exclusive agreement with Triton Systems, Inc., which was executed on June 8, 1998. The agreement has certain requirements for the placement of equipment by Vencash.

10. Processing Agreements

Vencash Capital Corporation has processing agreements as follows:

TNS Smart Network Inc. executed October 28, 1998

TCS (Canada) Ltd., executed June 24, 1999.

Calypso Canada Ltd. executed August 1999.

b. Business of Westsphere Financial Group Ltd.

On May 18, 1999, the Registrant incorporated Westsphere Financial Group Ltd. a company incorporated pursuant to the laws of the Province of Alberta, Canada ("Westsphere Financial"), as a wholly owned subsidiary to provide lease financing for ATM machines to Vencash Capital and to provide equity financing loans to independent equipment purchasers who may or may not be contracted with Vencash Capital.

Since incorporation, Westsphere Financial has entered into two test leases with independent ATM lessees and two in-house finance contracts with independent ATM owners to examine the potential of the business model. Presently Westsphere Financial has no further capital resources available to expand on its intended business, however, it could seek funds from the Registrant, other financial institutions or equity investors should leasing opportunities become available. Westsphere Financial is presently negotiating for a line of credit with a financial institution, which would allow for substantial expansion of its business operations.

Although the Registrant has invested limited funding to Westsphere Financial to date, the Registrants management views the expansion of this wholly owned subsidiary to be a significant factor in the growth of consolidated revues.

c. Business of Kan-Can Resorts Ltd. (Kan-Can)

Kan-Can Resorts Ltd. ("Kan-Can") was incorporation under the provisions of the Business Corporations Act in the Province of Alberta on June 28, 1988. Kan-Can acquired a 332 acre Province of Alberta, Canada recreational land lease. The annual cost of the lease is $5,300 approximately. The term of the lease expires on October 31, 2004. Kan-Can sublet the 332 acres to Alpine Resort Haven Ltd. ("Alpine") for an annual fee of $32,000 plus property taxes. The sublease expires on the same date as the head lease held by Kan-Can.

Alpine was created as a limited partnership with Kan-Can appointed as the General Partner and owning 74% of Alpine Resort Haven Ltd. ("Alpine"). Alpine constructed and operated a time-share resort on the leased land. Alpine was petitioned into bankruptcy, April 2000. See - "ITEM 3. LEGAL PROCEEDINGS".

d. Business of Vencash ATM/POS Services Inc.

On May 16, 2000, the Registrant incorporated VC/POS/ATM Services Inc. a company incorporated pursuant to the laws of the Province of Alberta, Canada ("Services"), as a wholly owned subsidiary to provide ATM services and point of sale to the industry. Services have had no business activity to the date of this Registration Statement.

e. Business of 880487 Alberta Ltd.

On May 16, 2000, the Registrant incorporated 880487 Alberta Ltd. a company incorporated pursuant to the laws of the Province of Alberta, Canada ("880487"), as a wholly owned subsidiary. 880487 is a shelf registration and has had no business activity since its incorporation.

f. Business of E Debit International Inc.

E-DEBIT INTERNATIONAL INC (EDI) was incorporated pursuant to the laws of the Province of Alberta, Canada and is presently in the initial development stages and has no operating business operations and no contracts for its services.

E-DEBIT INTERNATIONAL INC (EDI) is being developed to meet the payment system needs of current and potential online shoppers. This is to be accomplished by developing and marketing a secure, anonymous online payment system that can be used by online consumers and merchants.

The E-DEBIT card allows consumers to access EDI's patent protected online payment system. This payment system utilizes existing electronic funds transfer protocols, allowing consumers to shop online without a credit card. The E-DEBIT card, like cash, is denominational; it is available in fixed dollar values (ranging from $20 to $500). As a further similarity to cash, the E-DEBIT card allows for complete anonymity. When a consumer makes an online purchase using an E-DEBIT card, no information is given to the merchant during the course of the purchase unless; the consumer actively gives it. Customers will be able to purchase E-DEBIT cards at E-DEBIT Internet kiosks and at selected retail locations initially in the Canadian and United States domestic market with expansion internationally.

Other Requested Information

(1)-(2) Distribution methods; Status of publicly announced products.

Vencash Capital presently has seven (7) distributors of its equipment, products and services, under contract across Canada and five (5) contracted sales persons in the Province of Alberta, Canada. Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada. The expansion of the present operation of Vencash Capital will allow for vertical integration of other opportunities for the Registrant to supply financial services and packages, which can be marketed in conjunction with the ATM placement network

(3) Competitive Conditions.

The private "white label" ATM business is highly competitive. The Registrant faces competition from large numbers of companies engaged in the selling and servicing of ATM products in all areas in which it may attempt to operate in the future. Many of the programs and companies so engaged possess greater financial and personnel resources than the Registrant and therefore have greater leverage to use in developing technologies, establishing plants and markets, acquiring prospects, hiring personnel and marketing. Accordingly, a high degree of competition in these areas is expected to continue. The major banks could aggressively enter the "white label" market and the Registrant could not overcome or compete with them due to their financial and corporate strength.

(4) Sources of raw materials and names of technologies - None.

(5) Dependence on one or a few customers - None. The Registrant has a large customer base and a large geographical area in which to market its products.

(6) Patents - None.

(7)-(8) Need for Governmental Approval; Government Regulations

There are no specific governmental laws, rules or regulations that are applicable to the Registrants' operations or those of its subsidiaries. The Registrant is subject to the terms and conditions applicable to channels as forth by the INTERAC network system.

(9) Registrant Sponsored Research and Development - None.

ITEM 2. DESCRIPTION OF PROPERTIES

Principal Plants and Other Property

(i) Westsphere's property holdings are as follows:

(1) Suite 212 214 11th Avenue S.E., Calgary, Canada T2G 0X8

Westsphere leases this property at the rate of $2,822 per month; this property includes 4,200 square feet and serves as Westsphere's administrative headquarters.

(2) #2&3 - 3620 -29th St N.E., Calgary, Alberta T1Y 5Z8

Westsphere's wholly owned subsidiary, Vencash Capital Corporation, leases this property for $ 955.00 per month. This property includes 3,440 square feet and Vencash uses these facilities for its operating headquarters

(3) 1252 Speers Road, Unit 3, Oakville ON L6L 5N9

Westsphere's wholly owned subsidiary, Vencash Capital Corporation, leases this property for $600.00 per month on a month to month basis up until May 1, 2001. This property is approximately 1,200 square fee and is utilized by Vencash for storage of equipment.

ITEM 3. LEGAL PROCEEDINGS

In June 1999, Westsphere purchased a non-dilutable 10% interest in Kan-Can Resorts Ltd. Kan-Can Resorts Ltd. owns a Province of Alberta, Canada head lease for leases at Pigeon Mountain in the Province of Alberta, Canada and sublet the right of use for these leases to Alpine Resort Haven Ltd., a time share resort company.

During November, 1999 the shareholders of Kan-Can Resorts Ltd. initiated legal action against Alpine Resorts Haven Ltd. for non-payment of lease fees. Kan-Can Resorts Ltd. was successful in its legal action and received a judgment in the amount of $500,000 ($740,000 CDN) and Alpine Resorts Haven Ltd. was given a notice to vacate by the courts.

During April 2000, Kan-Can Resorts Ltd. detailed a restructuring plan for Alpine Resort Haven Ltd. and presented it to the time share owners. During April, 2000 three individual time share owners brought an application before the courts to stay the court decisions of November, 1999 and to petition Alpine Resort Haven Ltd. into bankruptcy. The courts ruled favorably on this application and the stay was granted and Alpine Resort Haven Ltd. was petitioned into bankruptcy.

Kan-Can is not a party to the bankruptcy proceeding and has been granted a secured creditor position, which has been stayed by the bankruptcy proceeding. Kan-Can Resorts Ltd. has mounted a defense against the stay of proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 16, 2000, Westsphere held a special meeting of shareholders. The meeting was held at Westsphere's offices in Calgary, Alberta.

At the meeting, the shareholders voted on each of the following matters:

- approval of a forward split of the common stock in the ratio of 1.5 shares for every 1 existing share; and

- to approve the increase of the authorized number of shares of common stock to 75 million shares.

There were 10,686,724 shares represented at the meeting either by shareholders attending in person or by proxy. The votes for each of the matters at this meeting were as follows:
Item	Votes For	Votes Against	Votes Withheld
1. Approval of 1.5 to 1.0 forward stock split	10,686,724	0	0
2. Approve the increase of the Corporation's authorized number of shares of common stock to 75 million shares	10,686,724	0	0

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Westsphere's common stock is not now traded, but will commence being quoted upon effectiveness of this Registration Statement in the National Quotation Bureau or the NASD Electronic Bulletin Board under the symbol "WSHA".

Stockholders

As of April 15, 2001, Westsphere had 49 shareholders of record of its common stock.

Dividends

No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. Westsphere does not anticipate or intend upon paying dividends for the foreseeable future.

(b) RECENT SALES OF UNREGISTERED SECURITIES

In December 1998, Westsphere acquired forty-one percent (41%) of the outstanding shares of Vencash Capital Corporation pursuant to a certain Share Exchange Agreement, in exchange for 9,600,000 restricted shares of its common stock. Such shares were issued at a deemed price of $105,600. In December 1999, Westsphere acquired the remaining fifty-nine percent (59%) outstanding shares of Vencash Capital Corporation in for 1,770,000 shares of its common stock. Such shares were issued at a deemed price of $35,400. Such shares were issued as a private placement under the federal securities laws.

In January 1999, the Company conducted a private placement pursuant to Rule 504 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933 ("Rule 504") of $105,600 convertible debentures, which are convertible into shares of the Company's common stock.

On January 26, 1999, the Company issued an additional $80,000 of convertible debentures and in June 1999, it issued an additional $25,600 of convertible debentures, all pursuant to Rule 504. On January 15, 2000 the Company received notices from holders of $80,000 of convertible debentures that they were electing to convert their debentures into 400,000 shares of common stock.

In April 1999, the Company conducted an offering under Rule 504 of 512,036 shares of its common stock at $0.32 per shares, with each share including a warrant to purchase an additional share at $1.00 per share at anytime until April 19,2000.

In June 1999, the Company acquired certain interests in Kan-Can Resorts Ltd. Pursuant to an Agreement for Purchase and Transfer of Shares in exchange for 290,000 shares of the Company's common stock. These shares were issued at a deemed price of $92,800 .

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At present, Westsphere earns its income through its wholly owned subsidiaries, Vencash Capital Corporation and Westsphere Financial Group Ltd. Management is of the opinion that they will have sufficient funds from the operations of these two subsidiaries to continue operations. Capital from equity issues or borrowing may be required to fund future expansion of Westsphere's business or the business of its subsidiaries. All dollar references in this section and in our financial statements are in U.S. dollars.

During the year ended December 31, 1998, Westsphere raised $100 by way of a Regulation S private placement of 1,000 shares at $0.10 per share and issued a total of 4,800,000 shares of common stock at a deemed value of $0.002 per share ($9,600.00) and 4,800,000 shares of common stock at a deemed value of $0.02 per share ($96,000.00) subject to the terms of share exchange agreements between Westsphere and certain of the shareholders of Vencash Capital Corporation, whereby Westsphere acquired 41% of the issued and outstanding shares of Vencash Capital Corporation, a Company in the business of selling and installing cash vending machines throughout Canada.

During the year ended December 31, 1999, Westsphere raised $172,155 by way of a private placement offering under Regulation D promulgated by the SEC by the sale of 512,036 Units of stock, each Unit consisting of one share of common stock and one share purchase warrant exercisable into common stock at $1.00 per share and issued a total of 1,770,000 common shares at a deemed consideration of $35,400. in exchange for 59 shares of Vencash Capital Corporation making Vencash Capital Corporation a wholly owned subsidiary of Westsphere.. During the year ended December 31, 1999, Westsphere issued a total of 290,000 shares at a deemed consideration of $0.32 per share in exchange for 10% of the total outstanding shares of Kan-Can Resorts Ltd. The 10 percent share position has anti-dilution provisions whereby Westsphere Asset Corporation cannot be diluted below a continuing 10 percent (10%) interest.

During the year ended December 31, 1999 Westsphere entered into two debenture agreements for $25,600 and $80,000 respectively which provide for all or part of the three year debt to be converted into Units of Westsphere upon written request by the note holder during a three year period. All or a part of the principal sum owing under this debenture may be converted into units of Westsphere at and for a deemed price of $0.20 per unit in the first year, $0.30 per unit in the second year and $0.75 per unit in the third and final year. Each unit consists of one common share of the Company and one three -year non-transferable, detachable share purchase warrant entitling the debenture holder to acquire one additional common share in the Company at the exercise price of $0.30 per share up to twelve months from date of conversion and at an exercise price of $0.75 per share up to twenty-four months from date of conversion and at an exercise price of $1.00 per share up to thirty-six months from date of conversion.

During the three month quarter ended March 31, 2000, Westsphere raised $84,459 by way of a 90 day term loan bearing interest at the rate of 8% payable. During the three month quarter ended March 31, 2000 the $80,000 debenture holder converted its debenture and Westsphere issued 400,000 Units, each unit consisting of one share of common stock of Westsphere and one share purchase warrant exercisable pursuant to the above described terms of the warrants.

During the three month quarter ended September 30, 2000, Westsphere entered into a debenture agreement for $62,331 which provides for all or part of the three year debt to be converted into Units of Westsphere upon written request by the note holder during a three year period. All or a part of the principal sum owing under this debenture may be converted into units of Westsphere at the conversion rate of $0.20 per unit in the first year, $0.30 per unit in the second year and $0.75 per unit in the third and final year. Each unit consists of one common share of the Company and one three (3) year non-transferable, detachable share purchase warrant entitling the debenture holder to acquire one additional common share in the Company at the exercise price of $0.30 per share up to twelve months from date of conversion and at an exercise price of $0.75 per share up to twenty-four months from date of conversion and at an exercise price of $1.00 per share up to thirty-six months from date of conversion.

During the three month period ended September 30, 2000, Westsphere entered into two debenture agreements for the aggregate amount of $106,006.17 Each debenture agreement provides for all or part of the three year debt to be converted into units of Westsphere upon written request of the debenture holder during such three year period. All or a part of the principal sum owing under these debentures may be converted into units at the conversion rate of $.20 per unit in the first year, $.30 per unit in the second year and $.75 per unit in the third year. Each unit consists of one common share of Westsphere and one three year non-transferable, detachable share purchase warrant entitling the debenture holder to acquire one additional common share at the exercise price of $.30 per share up to twelve months from the date of conversion, at an exercise price of $.75 per share up to twenty-four months from date of conversion and at an exercise price of $1.00 per share up to thirty-six months from the date of conversion.

Results of Operations

During its initial period of operations ended December 31, 1998, Westsphere effected a share exchange to acquired a forty-one (41%) interest in Vencash Capital Corporation for a deemed value of $105,600 and the assignment of a promissory note payable by Vencash Capital Corporation in the amount of $3,840. On December 17, 1999, Westsphere effected a share exchange to acquire the remaining fifty-nine (59%) of Vencash Capital Corporation by the issuance of 1,770,000 common shares for a deemed value of $35,400. Westsphere expended a total of $2,988 on incorporating costs and consulting fees.

During the period of operations ended December 31, 1999, Westsphere entered into debenture agreements to raise a total of $105,600; $80,000 on January 19, 1999 and $25,600 on September 30, 1999. During the year ended December 31, 1999 Westsphere completed a private placement offering under Regulation D to raise total funds of $10,880 and purchased promissory notes from various Vencash note holders for a total purchase price of $161,275. In May, 1999, Westsphere incorporated Westsphere Financial Group Ltd. ("Westsphere Financial") as a wholly owned subsidiary to provide lease and finance funding for cash vending machines. In June 1999, Westsphere acquired a 10% interest in Kan-Can Resorts Ltd. by way of the issuance of 290,000 common shares of Westsphere at a deemed value of $92,800. Kan-Can was the holder of a 332 acre recreational land lease from the Province of Alberta, Canada. Kan-Can sublet the land to Alpine Resort Haven Ltd. for an annual lease fee of $32,000 plus taxes. On December 17, 1999, Westsphere effected a share exchange to acquire the remaining fifty-nine (59%) of Vencash Capital Corporation by the issuance of 1,770,000 common shares for a deemed value of $35,400. As of December 31, 1999, Westsphere generated $6,233 from its leasing activities. During the period ended December 31, 1999 Westsphere expended a total of $44,841 in general and administrative costs, the majority to travel expenses and consulting fees.

During the nine month period ended September 30, 2000, one of the debenture holders exercised its conversion rights under the debenture and converted $80,000 to 400,000 units of Westsphere at $0.20 per share. Westsphere raised $84,459 by way of a 90 day term loan bearing interest at the rate of 32% per annum, payable quarterly. On October 10, 2000, this loan was converted in a convertible debenture, which has the same terms as the debenture described in seventh paragraph under "MANAGEMENT'S DISCUSSION AND ANALYSIS". During the period of operations ended September 30, 2000, Westspheres had gross profits of $486,904, the majority of which was derived from surcharges and sales of ATM machines. Westsphere expended a total of $536,421 in general and administrative costs to the period ended September 30, 2000. The majority of the administrative costs were $182,574 for salaries and wages, $79,177 for consulting fees, $58,911 in travel costs, $50,604 in amortization, $22,794 in vehicle expenses, $21,784 in telephone expenses and $21,695 in switch fees.

Cash Flows

During the period of operations ended December 31, 1999, Westsphere and its subsidiaries generated a net loss of $29,747. Since Westsphere did not acquire a controlling interest in Vencash Capital Corporation until December 17, 1999 no profit or loss is accounted for Vencash's operations in Westsphere's December 31, 1999 financial statements. Westsphere and it's subsidiaries generated a net loss from operations of $101,913 for the twelve month period ended December 31, 2000. Therefore, Westsphere and its subsidiaries are dependent upon private placements, loans and/or joint venture arrangements, to fund future operations until it develops sufficient revenue from its assets. Current budgets project a substantial increase in profits for the final quarter of the year 2000. This profit is expected to be generated by the surcharges collected from ATM machines and the sale of ATM machines.

If such profits are not generated and cash flows are not sufficient to fund ongoing operations and Westsphere is not successful in sourcing funding by way of private placements, loans or joint venture agreements, Westsphere will not be able to meet its objectives and may be forced to sell assets.

Changes in Financial Position

During fiscal year 1999, Westsphere's total assets increased by $537,706 primarily due to the acquisition of the remaining 59% of Vencash Capital Corporation through the issue of 1,770,000 shares at a deemed value of $0.02 per share ($35,400). Total assets as of December 31, 1999 also include net goodwill of $217,693 from the acquisition of Vencash Capital Corporation. All of Vencash Capital Corporation's assets and liabilities are included in Westsphere's financial statements as at December 31, 1999. Westsphere's current liabilities of $160,164 as of December 31, 1999 consisted primarily of accounts payables of $114,877 to supplies for the purchase of ATM machines with $45,287 due for consulting services, office expense and various other general fees and charges. The bank notes payable of $37,069 is for the supply of cash to the ATM machines and are secured by the cash in the ATM machines. The bank notes accrue interest payable at the Bank of Canada prime rate plus 5%. The deposit payable of $8,218 relates to customer deposits for the purchase of ATM machines. Long term liabilities consist of convertible debentures totaling $105,600 for funds advanced for general working capital by various related and unrelated parties and $4,100 for outstanding accounts due to shareholders of Westsphere. The three year convertible debentures are convertible into units of common stock at $0.20 per unit in the year one, $0.30 per unit in year two and $0.75 per unit in year three, each unit consisting of one share and a warrant to purchase a further share. During the period of operations ended December 31, 1999 Westsphere's shareholders loans totaled $4,100 with no specific terms of repayment, which was advanced by MacDonald Venture Corporation, a company of which a director of Westsphere is an officer and director and controlling shareholder.

During fiscal year 2000, total assets increased to $958,257 primarily due to the increase in inventory of ATM machines and the increase in lease financing. As of December 31, 2000, Westsphere's current liabilities totaled $227,842 and consisted of accounts payable of $198,756 to suppliers for the purchase of ATM machines with the remaining $29,086 due as notes payable to certain shareholders. Proceeds from a short-term note payable of $96,472 were used to supply cash to ATM machines. Long-term liabilities as at December 31, 2000 consist of $209,809 in convertible debentures and a shareholder loan in the amount of $9,543 from MacDonald Venture Corporation.

Shareholders' equity as of December 31, 2000 was $511,063, inclusive of an accumulated loss from operations of $138,954, as compared to shareholders equity of $373,442 as of the same date from the previous year. Total issued and outstanding share capital as of the year ended December 31, 2000 was 20,037,608 common shares as compared to a total of 18,259,553 common shares as of December 31, 1999.

Comparison of Results of Operations for the Fiscal Periods ended December 31, 2000 and 1999

Westsphere had net losses of $119,825 to the year ended December 31, 2000. For the year ended December 31, 1999, Westsphere had net losses of $29,747.

Liquidity

Westsphere expects that its need for liquidity will increase in 2001 in anticipation of expending funds to develop its growth plan.

Short Term

On a short term basis, Westsphere's subsidiary Vencash Capital is expected to generate sufficient revenues to meet overhead needs. In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. Westsphere believes that it could continue as a going concern with the present revenues from its subsidiary Vencash Capital Corporation but it would be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Vencash.

Westsphere's current assets of $313,268 exceed its current liabilities of $$227,842 as at the year ended December 31, 2000.

Long Term

As mentioned above, Westsphere believes that it's subsidiary, Vencash Capital, generates sufficient ongoing revenue to ensure that Westsphere is a going concern. It is anticipated that operations will have substantial increases in net cash flow at the fiscal year ended December 31, 2001. Westsphere will remain reliant on the successful development and marketing of the products related to its business for possibility of future income.

Capital Resources

The primary capital resources of Westsphere is the operations of Vencash Capital, its wholly owned subsidiary. The secondary capital resource will be its stock which may be illiquid because of resale restrictions and/or as a result of its inability to sustain the growth of its market and the risk of takeover by competitors. Westsphere may thus have to locate debt financing, joint ventures or merger/acquisition candidates to meet its operations expenses and will be required to raise funds by either loans, joint ventures or equity financing in order to meet these commitments.

ITEM 7. FINANCIAL STATEMENTS

CONTENTS

Independent Accountants' Report

Consolidated Financial Statements

Balance Sheet

Statements of Operations

Statements of Stockholder's Equity

Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Accountants' Report

Board of Directors

Westsphere Asset Corporation, Inc.

We have audited the accompanying consolidated balance sheet of Westsphere Asset Corporation, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the subsidiary companies, which statements reflect total assets and revenues constituting 78% and 97%, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these companies, are based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted United States auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westsphere Asset Corporation, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted United States accounting principles.

/s/ Miller and McCollom

MILLER AND MCCOLLOM

7400 West Fourteenth Avenue, Suite 10

Lakewood, Colorado 80215

March 28, 2000

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheet

December 31, 2000 and 1999
ASSETS
	2000	1999
CURRENT ASSETS
Cash and cash equivalents	$ 162,745	$ 57,517
Accounts receivable net of $4,758 allowance for doubtful accounts at December 31, 2000	42,686	11,187
Current portion of long term receivable-related party	-	26,016
Current portion of direct financing and sales-type leases	6,606	11,750
Inventory	89,457	109,453
Prepaid expense	11,775	12,583
Total current assets	313,268	228,506

Property and equipment, net of accumulated depreciation of $55,549 and $23,773 at December 31, 2000 and 1999	233,068	40,374
Other Assets
Investment in direct financing and sales-type leases	5,286	19,636
Deferred site development costs, net of $16,053 amortization at December 31, 2000	31,684	41,097
Investment in Kan-Can Resorts, Ltd.	99,342	96,000
Non-current loans and in-house financial receivables	53,304	-
Future tax benefits	13,191	-
Other investments	1,316	-
Goodwill, net of accumulated amortization of $31,968 and $15,550 at December 31, 2000 and 1999 - Note 1	207,796	217,693

Total assets	$ 958,257	$ 643,306

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 198,756	$114,877
Notes payable-bank	-	37,069
Deposit payable	29,086	8,218
Total current liabilities	227,842	160,164

Shareholder loan	9,543	4,100
Convertible debentures - Note 4	209,809	105,600

Total liabilities	447,194	269,864

COMMITMENTS AND CONTINGENCIES - Note 7
STOCKHOLDERS' EQUITY - Note 4 and 5
Common stock - authorized 75,000,000 shares of no par value;
issued and outstanding20,037,608 and 18,259,553 shares at December 31, 2000 and 1999	643,129	406,055
Accumulated other comprehensive income	6,888	-
Accumulated deficit	(138,954)	(32,613)
Total stockholders' equity	511,063	373,442
Total liabilities and stockholders' equity The accompanying Notes are an integral part of these statements.	$958,257	$ 643,306

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the years ended December 31, 2000 and 1999
	2000	1999

Revenue
Sales	$ 1,233,061	$ 37,369
Financing income	3,348	8,861
Consulting fee income	13,450	-
Total revenue	1,249,859	46,230

Cost of goods sold	594,688	(31,136)
Gross profit	655,171	15,094

Expenses
Consulting fees	132,957	-
Salaries and benefits	236,207	-
Depreciation and amortization	62,777
Other administrative costs	325,143	44,841
Total expenses	757,084	44,841

(Loss) from operations	(101,913)	(29,747)

Other income:
Interest income	769	-
Interest expense	(18,681)	-

Net (loss) before income taxes	(119,825)	$ (29,747)
Future income tax benefit	13,484	-
Net (loss)	$ (106,341)	$ (29,747)
Net (loss) per common share	$ *	$ *

* Less than ($.01) per share

Other comprehensive income:		-
Net (loss) earnings	$ (106,341)	$ (29,747)
Foreign currency translation gain	6,888	-
Total comprehensive income The accompanying notes are an integral part of these statements.	$ (99,453)	$ (29,747)

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2000 and 1999

	Common Stock Shares Amount		Equity Adjustment From Foreign Currency Translation	Accumul-ated Deficit	Total
Balance at December 31, 1998	14,401,500	$105,699	$ -	$ (2,866)	$ 102,834
Shares exchanged for 59% interest in Vencash Capital Corporation	2,655,000	$35,400	-		35,400
Shares issued for cash	768,053	172,155	-		172,155
Shares issued to acquire 10% interest in Kan-Can Resorts, Ltd.	435,000	92,800	-		92,800
Net (loss)	-	-	-	(29,747)	(29,747)
Balance at December 31, 1999	18,259,553	406,055	-	(32,613)	373,442
Shares issued for conversion of debentures - Note 4	1,778,055	237,074	-		237,074
Foreign currency translation adjustment	-	-	6,888		6,888
Net (loss)	-	-	-	(106,341)	(106,341)
Balance at December 31, 2000	20,037,608	$ 643,129	$ 6,888	$ (138,954)	$ 511,063

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2000 and 1999
	2000	1999
Operating activities:
Net (loss) from operations	$ (106,341)	$ (29,747)
Reconciling adjustments
Depreciation and amortization	61,400	15,550
Gain on foreign currency translation	6,888	-
Provision for bad debt	4,758	-
Future tax benefit	(13,191)	-
Changes in operating assets and liabilities
Accounts receivable	(36,256)	(11,187)
Investment in direct financing and sale-type leases	5,144	(31,386)
Inventory	19,996	(109,453)
Prepaid expenses and other	26,740	(12,583)
Deposit payable	20,868	8,218
Accounts payable and accrued liabilities	83,879	112,890
Total adjustments	180,226	(27,951)
Net cash (used for) continuing operations	73,885	(57,698)

Investing Activities
Deferred site development cost	9,413	(41,097)
Collection of receivable-related party	-	9,624
Purchase of Kan-Can Resorts, Ltd.	(3,342)	(3,200)
Purchase of equipment	(237,676)	(40,439)
Increase in long-term receivables	(40,188)	-
Increase in goodwill	(6,521)	-
Purchase of Vencash Capital Corporation	-	(127,697)
Net cash (used for) investing activities	(278,314)	(202,809)

Financing activities:
Issuance of common stock	-	172,155
Note payable to bank	(37,069)	37,069
Shareholder loan	5,443	3,200
Convertible debentures	341,283	105,600
Net cash (used for) financing activities	309,657	318,024

Net change in cash and cash equivalents	105,228	57,517
Cash and cash equivalents at beginning of period	57,517	-
Cash and cash equivalents at end of period	$162,745	$ 57,517

Supplemental schedule of noncash investing and financing activities
Issuance of stock for investment in Vencash Capital
Corporation and receivable	-	$ 35,400
Issuance of stock for investment in Kan-Can Resorts, Ltd	-	$ 92,800
Conversion of convertible debentures to common stock	$237,074	-

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

Notes to Consolidated Financial Statements

December 31, 2000 and 1999

Note 1 - Summary of Significant Accounting Policies

Organization and Principles of Consolidation

The Company was incorporated in Colorado on July 21, 1998 as Newslink Networks TDS, Inc. and changed its name to Westsphere Asset Corporation, Inc. (Westsphere) on April 29, 1999. On December 12, 1998, Westsphere acquired 41% of Vencash Capital Corporation (Vencash), a Canadian Corporation, and then on December 17, 1999, Westphere acquired the remaining 59% of the outstanding stock of Vencash. The Vencash stock was acquired by exchanging the Company's common stock to shareholders of Vencash. The Company accounted for its acquisition of Vencash on the purchase method. Vencash is in the business of selling and installing cash vending machines (ATM machines) throughout Canada. On May 18, 1999, Westsphere formed a wholly owned Canadian subsidiary, Westsphere Financial Group Ltd. (Financial), which was organized to lease cash vending machines. On May 16, 2000, VC/POS/ATM Services Inc. (Services) and 880487 Alberta Ltd. (Alberta) were incorporated as wholly owned subsidiaries of Westsphere. Services and Alberta had no business activity during this period. On September 23, 1998, Vencash Capital Corporation incorporated Vencash Financial Corporation as a subsidiary, and had no business activity as of September 30, 2000.

On June 1, 1999, Westsphere acquired its interest in Kan-Can Resorts Ltd. (Kan-Can), by exchanging 290,000 shares of its common stock for a 10% interest in Kan-Can. The Company accounts for its investment in Kan-Can on the cost basis.

On August 1, 2000, Westsphere acquired a 5% interest in E-Debit International, Inc. (E-Debit) for $1,350 cash. E-Debit is a provider of prepaid debit cards. The Company accounts for its investment in E-Debit on the cost basis.

The accompanying consolidated financial statements include the Company and its' operating subsidiaries, Vencash and Financial. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are stated in United States dollars. All inter-company accounts have been eliminated in the consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the report amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Estimated Fair Value of Financial Instruments

The carrying value of cash, trading accounts receivable, accounts payable, accrued liabilities and amounts due reflected in the financial statement approximates fair value due to the short-term maturity of the instruments.

Inventory

Inventory consists of cash vending machines and valued at the lesser of cost on a first-in, first-out method or net realizable value.

Earnings (Loss) per Share

Earnings (loss) per share are based on the weighted average number of shares outstanding during the periods ended December 31, 2000 and 1999. Fully diluted earnings per share are not presented because they are anti-dilutive.

Goodwill

Goodwill represents the excess of the cost of Vencash over the fair value of their net assets at the date of acquisition and is being amortized on a straight line method over fifteen years. The Company's management believes that a fifteen-year amortization period is fair based upon the expectations of the operations. It is the Company's intent to review the goodwill amount quarterly for possible impairment.

Depreciation

Depreciation has been provided in amounts sufficient to related the costs of depreciable assets to operations over their estimated useful lives principally on the straight-line method over three to seven years.

Revenue Recognition

Revenues from sales, leasing and servicing of individual cash vending machines are recognized, when substantially all significant events to be provided by the Company have been performed. (See Note 3)

Foreign Currency

The functional currency of the Company and its' subsidiaries is the Canadian dollar. Assets and liabilities related to the accompanying financial statements are generally translated at current exchange rates and related translation adjustments are reported as a component of stockholders' equity. Income statement accounts are translated at the average rates during the period and any current adjustments are made to current net income.

Risks and Uncertainties

The Company is subject to substantial risks and uncertainties inherent in the sale and operation of leasing vending machines. The Company's activities are subject to certain governmental regulations and they compete with companies which have more capital resources available.

Note 2 - Deferred Site Development Costs

During 1999, Vencash assumed the assets and ATM operations managed by a competitor in Ontario. Vencash has deferred the cost associated with taking over these operations and is amortizing the costs on a straight-line basis over the term of the ATM machine management agreement between Vencash and the owners of the ATM machines. The cost will be fully amortized by 2004.

Note 3 - Recent Accounting Pronouncements

In June of 1998, the FASB issued Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of these standards to have a material impact on its results of operations, financial position or cash flows, as the Company currently does not engage in any derivative or hedging activities.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective as of the third quarter of fiscal year ending December 31, 2001. Management believes the adoption of this bulletin will have no material impact on the Company's financial statements.

Note 4 - Convertible Debentures - Related Parties

At December 31, 2000, the Company had $209,809 of convertible debentures, of which, $40,000 of the convertible debentures were outstanding at December 31, 1999. A total of debentures issued during 2000, which were outstanding as of December 31, totaled $169,809. The outstanding debentures are payable to persons who are shareholders of the Company. The debentures are convertible into common stock of the Company at $.32 per share for the first year, $.50 per share during the second year and $.75 a share following their issuance.

During 2000, the Company issued 1,778,055 post-split shares of its' common stock in satisfaction of $237,074 of convertible debentures.

Note 5 - Common Stock

During the year ended December 31, 2000, the Company had a 1.5 to 1 stock split. The Company financial statements reflect retroactively this stock split. A total of post-split shares issued during the year ended

Note 6 - Income Taxes

The Company shows an income tax benefit for the year representing $13,484 and includes a receivable of that amount as future tax benefits. The future tax benefit relates to Canadian income taxes and represents an amount applicable to Vencash. The parent company files United States income tax returns and would have an immaterial amount of net operating loss carry-forward that has not been recognized in the accompanying statements.

Note 7 - Commitments and Contingencies - Leases

The Company leases office and warehouse space under non-cancelable operating leases that expire on varying dates through 2004. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year are as follows:

2001	$ 48,324
2002	$ 45,324
2003	$ 45,324
2004	$ 45,324
$ 184,296

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors and Officers of Westsphere and its Subsidiaries

1. Management of Westsphere

The following table furnishes the information concerning the directors of Westsphere as of October 2, 2000. The directors of Westsphere are elected every year and serve until their successors are elected and qualify.
Name Douglas N. MacDonald Robert L. Robins Wyatt G. McNabb Dr. Roy Queen	Age 51 59 43 56	Title Director, President, CEO Director, Secretary Treasurer Director Director	Term of Service 07/98 to Present 07/98 to Present 12/98 to Present 12/98 to Present

Douglas N. MacDonald - Douglas N. MacDonald is presently the Chief Executive Officer, President and a Director and one of the original founders of Vencash Capital Corporation. March 1995 Mr. Mac Donald retired from the RCMP after a distinguished twenty-five year service career. In April 1995 Mr. Mac Donald developed Mac Donald Gaming Corporation and Mac Donald Venture Corporation. These companies were designed specifically to provide support to developers in the gaming industry and also to develop new business opportunities. Since 1998 Mr. Mac Donald has devoted his time to the development of Westphere Asset Corporation and presently is the President and Chief Executive Officer and is a member of the Board of Directors.

Mr. Douglas Andrew Nesbitt holds an MBA with Distinction in Organizational Management and is presently Vice President of Operations with Westsphere Asset Corporation. Mr. Nesbitt joined the management of Westsphere Asset Corporation in July 1999. In 1995 Mr. Nesbitt founded Bradley & Nesbitt Resources Ltd., a management resources consulting firm, specializing in operational and management reviews and business development as well as business process reengineering and benchmarking. Mr. Nesbitt is also a Human Resources Specialist and has been qualified by the Alberta Court of Queen's Bench as an expert witness in operational and management evaluation.

Mr. Robert L. Robins - Vice President & Director Westsphere Asset Corp., General Manager Vencash Capital Corp. Mr. Robins is a retired member of the Calgary City Police Service, retiring in 1991 after serving in the Homicide and Criminal Intelligence Units. Mr. Robins has a total 38 years of experience in all levels of government, including Federal, Provincial and Municipal. As a result of his successful career, the company respects Mr. Robin's counsel in many aspects of Westsphere's day-to-day operations. Mr. Robins also sits as a Secretary, Treasurer, Director of Vencash Capital Corporation.

Mr. Wyatt G. McNabb, B.A. - Director

Mr. McNabb has an extensive background in management and brings his experience of managing in excess of two hundred and fifty employees and operating and controlling a multi-million dollar corporation which requires the strictest of regulatory financial controls and procedures. Mr. McNabb has extensive private sector experience having served as the Executive Director and Games Manager of the Palace Casino, located in Edmonton, Alberta and Government regulatory experience as Manager of Casino Gaming Operations for the Alberta Gaming and Liquor Commission. Mr. McNabb is presently a partner in Casino Gaming Corporation located in Edmonton, Alberta.

Dr. Roy Queen B.A., D.M.D., M.S.C., M.R.C.D. - Director

Mr. Queen attended public high school in Northern Saskatchewan, graduating as Valedictorian and head of the graduation class in 1961. Dr. Queen attended the University of Saskatchewan and graduated with a Bachelor of Arts (B.A.) with a double major in Biology and Chemistry. He later attended the University of Manitoba and graduated with a Doctor of Medical Dentistry (D.M.D.). After practicing in General Dentistry in Winnipeg, Manitoba he attended the University of Manitoba receiving a master's degree in Biological Science (M.S.C.) with a thesis research paper on Congenital Deformities (Trisomy 21). Dr. Queen taught at the University of Manitoba in the department of orthodontics for one year and relocated to Kamloops, B.C. and established a practice in Clinical orthodontics and become a fellow of the Royal College of Dentistry M.R.C.D.

Dr. Queen over a period of three to five years, developed computer software to aid in the diagnosis of x-rays presently being marketed throughout Canada in the dentistry industry. He has lectured in both Canada and the United States in excess of 100 occasions, and has conducted seminars in Poland, Russia, Yugoslavia and Switzerland. Dr. Queen is a principal in the construction of a 24,000 square foot medical-dental building, a 23,000 square foot shopping mall and office complexes and luxury condominiums in White Rock, BC. Dr. Queen has been and officer and director on several publicly traded companies and his experience and counsel enhances the management of Westsphere Asset Corporation, Inc. and its subsidiaries. Dr. Queen is a Director of Vencash.

Mr. Kim Sy Law currently is the Vice President of Finance and has held this position since May, 2000. Mr. Law has been instrumental in establishing the financial management and controls of Westsphere Asset Corporation. July 1999 to April 2000, Mr. Law was the Vice President Finance of Kan Can Resorts Ltd, a property development company. The prior nine years Mr. Law was the Controller for Alpine Resort Haven Ltd., a time-share development company with property in the Canmore Alberta Area. Mr. Law is currently enrolled in the fourth level of the CGA program with expected completion in September 2003.

Ms. Sonia Goeseels is currently Vice President of Administration for Westsphere Asset Corporation this position includes the responsibilities of Executive Assistant to the Board of Directors. Ms. Goeseels has been with Westsphere Asst Corporation since May 2000. Ms. Goeseels, from April 1996 to April 2000 was employed with Alpine Resort Haven Ltd in various capacities of increasing responsibilities of Administration Management.

2. Management of Vencash Capital Corporation (a wholly-owned subsidiary of Westsphere)

Directors and Officers of Vencash Capital Corporation are as follows:
Name	Age	Title Term of Service
Douglas N. MacDonald Robert L. Robins Wyatt G. McNabb Dr. Roy Queen Joseph W. Bowser	51 59 43 56 46	Director, CEO 07/98 to Present Director, Secretary Treasurer 07/98 to Present Director 12/98 to Present Director 12/98 to Present President 03/01 to Present

Mr. Bowser is presently the President of Vencash Capital Corporation. He was an original founder of Vencash Capital Corporation. Mr. Bowser has an extensive marketing and management background holding executive positions as General Manager of Western Canada Arrow Games, President of Associated Gaming Consultants Ltd. and National Sales Manager of Turbo Rescues Automotive product and related companies. Mr. Bowser is also the President, CEO and Director of Trac POS Processing Inc.

For information on Douglas N. MacDonald, Robert L. Robins, Wyatt G. McNabb and Dr. Roy Queen, see "Management of Westsphere Asset Corporation, Inc.", above.

3. Management of Westsphere Financial Group Ltd. ( a wholly owned subsidiary of Westsphere)

Directors and Officers of Westsphere Financial Group Ltd. are as follows:
Name Douglas N. MacDonald Robert L. Robins Wyatt G. McNabb Dr. Roy Queen	Age 51 59 43 56	Title Director, President, CEO Director, Secretary Treasurer Director Director	Term of Service 07/98 to Present 07/98 to Present 12/98 to Present 12/98 to Present

For information on Douglas N. MacDonald, Robert L. Robins, Wyatt G. McNabb and Dr. Roy Queen, see "Management of Westsphere Asset Corporation, Inc.", above.

4. Management of VC/POS/ATM Services Inc. (a wholly owned subsidiary of Westsphere)

Directors and Officers of VC/POS/ATM Services Inc. are as follows:
Name Douglas N. MacDonald Robert L. Robins Wyatt G. McNabb Dr. Roy Queen	Age 51 59 43 56	Title Director, President, CEO Director, Secretary Treasurer Director Director	Term of Service 07/98 to Present 07/98 to Present 12/98 to Present 12/98 to Present

For information on Douglas N. MacDonald, Robert L. Robins, Wyatt G. McNabb and Dr. Roy Queen, see "Management of Westsphere Asset Corporation, Inc.", above.

The Board of Directors of Westsphere Asset Corporation, Inc. presently has no audit committee.

The term of office for each director is one (1) year, or until his/her successor is elected at Westsphere's annual meeting and qualified. The term of office for each officer of Westsphere is at the pleasure of the board of directors.

(b) Family Relationships

None.

(c) Section 16(a) Beneficial Ownership Reporting Compliance

Each of Douglas N. MacDonald, Robert L. Robins, Kim Law, Dr. Roy L. Queen, and Wyatt G. McNabb were late in filing their initial Form 3 stating their beneficial ownership of equity securities of Westsphere Asset Corporation.

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

Compensation paid by Westsphere for all services provided during the fiscal year ended December 31, 2000, (1) to each of Westsphere's five most highly compensated executive officers whose cash compensation exceeded $100,000 and (2) to all officers as a group is set forth below under directors.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

Annual Compensation
(a)	(b)	(c)	(i)
Name and Principal Position	Year	Salary ($)	Other
Douglas N.* MacDonald CEO, President and Director	1998	$1,027	0

Douglas N.* MacDonald CEO, President and Director	1999	$4,109**	0
Douglas N.* MacDonald CEO, President and Director	2000	$34,249***	3,060

*Mr. MacDonald receives his salary through his corporation, MacDonald and Associates.

**There remained an unpaid balance due to Douglas M. MacDonald as of December 1998 of $1,027and an unpaid balance of $489 as of December 1999, which has been paid prior to the date of this filing.

***There remained an unpaid balance due to Mr. MacDonald as of December 31, 2000 of $30,051.

Compensation Pursuant to Management Contracts.

Kim Law receives $38,400 per annum payable monthly for administrative services pursuant to a contract dated July 1, 2000 and ending on December 30, 2000. The contract allows for a automatic renewal every six months subject only to any defaults by Mr. Law of the terms of the contract. The contract provides for notice by either party to be delivered 30 days prior to the last day of the then current term. The contract also provides for a six month severance package.

Robert L. Robins receives $26,880 per annum payable monthly for promotion and business development services pursuant to a contract dated January 1, 2000 and ending on September 30, 2000. The contract allows for a automatic renewal every six months subject only to any defaults by Mr. Robins of the terms of the contract. The contract provides for notice by either party to be delivered 30 days prior to the last day of the then current term. The contract also provides for a six month severance package.

MacDonald & Associates Gaming Specialists Inc. and/or Douglas N. MacDonald receives $34,560 per annum payable monthly for administrative, business development and promotion services pursuant to a contract dated January 1, 2000 and ending on September 30, 2000. The contract allows for a automatic renewal every six months subject only to any defaults by MacDonald of the terms of the contract. The contract provides for notice by either party to be delivered 30 days prior to the last day of the then current term. The contract also provides for a six month severance package.

Other Compensation - None; no stock appreciation rights or warrants exist.

Compensation of Directors

Westsphere did not pay any compensation services provided as directors during the fiscal year ended December 31, 1999. Commencing in March 2000, Westsphere started paying its directors $167 per each board of directors meeting attended.

Termination of Employment and Change of Control Arrangements

None.

Key Employees Incentive Stock Option Plan

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial owners of five percent (5%) or greater of Westsphere's Common Stock based upon 20,037,608 shares issued and outstanding as at April 15, 2001. (This figure does not include unexercised share purchase warrants.) Information is also provided regarding beneficial ownership of common stock if all outstanding warrants held by each beneficial owner are exercised and additional shares of common stock are issued.
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common shares	Buccaneer Holdings Inc. 25 Regent St Belize City, Belize S.A.	1,440,000 (Held directly)	7.2%
Common shares	MacDonald Venture Corporation 45 Sheridan Dr. St. Albert, AB T9N 0S1	2,850,410 (Held directly)	14.2%
Common Shares	Dr. Roy L. Queen 405 McGill Road Kamloops, B.C.	1,366,212 (Held directly)	6.8%
Common shares	3 Ocean Investment Corporation 25 Regent St Belize City, Belize S.A.	3,791,667 (1) (Held directly)	18.9%
Common shares	Great Assets Company, Ltd. 9th Floor, Asia Standard Tower 59-65 Queens Rd. Central Hong Kong	3,520,436 (2) (Held directly)	17.6%
Common shares	Fireworks Group Limited 9th Floor, Asia Standard Tower 59-65 Queens Rd. Central Hong Kong	2,318,527 (3) (Held directly)	11.6%

(1) Includes 132,545 shares which could be acquired by 3 Ocean Investment during the next 90 days through conversion of convertible debentures.
(2) Includes 479,685 shares which could be acquired by Great Assets Company during the next 90 days through conversion of convertible debentures.
(3) Includes 305,685 shares which could be acquired by Fireworks Group during the next 90 days through conversion of convertible debentures.

The following sets forth information with respect to Westsphere's Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group.
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Douglas N. MacDonald, Director and Officer of Westsphere Asset Corporation Inc., Vencash Capital Corporation, Westsphere Financial Group Ltd., VC/POS/ATM Services Inc., 880487 Alberta Ltd.	2,850,410 (Held in the name of MacDonald Venture Corporation of which Mr. MacDonald is the President, a director and an owner)	14,2%
Common	Robert L. Robins, Director and Officer of Westsphere Asset Corporation Inc., Vencash Capital Corporation, Westsphere Financial Group Ltd., VC/POS/ATM Services Inc., 880487 Alberta Ltd.	308,181 (Held directly)	1.5%
Common	Dr. Roy L. Queen, Director of Westsphere Asset Corporation, Inc., Vencash Capital Corporation, Westsphere Financial Group Ltd., VC/POS/ATM Services Inc., 880487 Alberta Ltd.	1,366,212 (Held directly)	6.8%
Common	Wyatt McNabb, Director Westsphere Asset Corporation Inc., Vencash Capital Corporation, Westsphere Financial Group Ltd., VC/POS/ATM Services Inc., 880487 Alberta Ltd.	56,250 (Held directly)	___%
Common	Kim Law, Vice President of Westsphere Asset Corporation, Inc.	-0-	___%
Common	Sonia Goeseels, Vice President of Westsphere Asset Corporation, Inc.	-0-	____%
Common shares held by directors and officers as a group		3,137,065 shares	22.9%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective December 17, 1999, Dr. Roy L. Queen acquired 660,000 common shares of Westsphere pursuant to a share exchange agreement. Westsphere exchanged 660,000 common shares of Westsphere for twenty-two common shares of Vencash Capital Corporation or 22% of the total issued and outstanding shares of Vencash.

Kim Law receives $38,400 per annum payable monthly for administrative services pursuant to a contract dated July 1, 2000 and ending on December 30, 2000. The contract allows for a automatic renewal every six months subject only to any defaults by Law of the terms of the contract. The contract provides for notice by either party to be delivered 30 days prior to the last day of the then current term. The contract also provides for a six month severance package.

Robert L. Robins receives $26,880 per annum payable monthly for promotion and business development services pursuant to a contract dated January 1, 2000 and ending on September 30, 2000. The contract allows for a automatic renewal every six months subject only to any defaults by Robins of the terms of the contract. The contract provides for notice by either party to be delivered 30 days prior to the last day of the then current term. The contract also provides for a six month severance package.

MacDonald & Associates Gaming Specialists Inc. and/or Douglas N. MacDonald receives $34,560 per annum payable monthly for administrative, business development and promotion services pursuant to a contract dated January 1, 2000 and ending on September 30, 2000. The contract allows for a automatic renewal every six months subject only to any defaults by MacDonald of the terms of the contract. The contract provides for notice by either party to be delivered 30 days prior to the last day of the then current term. The contract also provides for a six month severance package.

ITEM 13. EXHIBIT INDEX AND CURRENT REPORTS FILED ON FORM 8-K

(a) EXHIBIT INDEX

See attached list of exhibits following signature page.

(b) CURRENT REPORTS FILED ON FORM 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 16, 2001.

WESTSPHERE ASSET CORPORATION, INC.

By:/s/ Douglas N. MacDonald

Name: Douglas N. MacDonald

Title: President

Date: April 16, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kim Law

Name: Kim Law

Title: Principal Financial Officer

Date: April 16, 2001

By: /s/Kim Law

Name: Kim Law

Title: Principal Accounting Officer

Date: April 16, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Douglas N. MacDonald

Name: Douglas N. MacDonald

Title: President and Board of Directors

Date: April 16, 2001

By: /s/ Robert L. Robins

Name: Robert L. Robins

Title: Board of Directors

Date: April 16, 2001

By: /s/ Wyatt G. McNabb

Name: Wyatt G. McNabb

Title: Board of Directors

Date: April 16, 2001

By: /s/ Roy L. Queen

Name: Roy L. Queen

Title: Board of Directors

Date: April 16, 2001

Exhibit Number	Description	Reference
3.1(i)	Articles of Incorporation filed and all amendments thereto filed with the Secretary of the State of Colorado July 21, 1998	*
3(i)(a)	By-Laws of Westsphere Asset Corporation, Inc.	*
3(i)(b)	By-Laws of Vencash Capital Corporation	*
4	Specimen Stock Certificate	*
10.1	Agreement dated December, 1998 by and between Westsphere Asset Corporation, Inc. and 3 Ocean Investment Corporation	*
10.2	Share Exchange Agreement dated December 7, 1998 by and between Westsphere Asset Corporation, Inc. MacDonald Venture Corporation, Mr. Joseph Bowser and Mr. Robert L. Robins	*
10.3	Sample Conversion Agreement by and among Westsphere Asset Corporation, Inc. and various shareholders of Vencash Capital Corporation	*
10.4	ABS Processing Agreement dated October 28, 19988 by and between Vencash Capital Corporation and TNS Smart Network Inc.	*
10.5	Agreement dated June 24, 1999 by and between Vencash Capital Corporation and TCS (Canada) Limited	*
10.6	Sample Convertible Debenture issued by Westsphere Asset Corporation, Inc. in connection with the offering of $105,600 convertible debentures	*
10.7	Sample Loan Agreement and Promissory Note between Westsphere Asset Corporation, Inc. and various investors	*

* Previously filed on Form 10-SB December 1, 2000 File No. 0-32051.