Form 10QSB
period 2001-03-31
WESTSPHERE ASSET CORP INC
filed 2001-05-15
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 0-32051

WESTSPHERE ASSET CORPORATION, INC.
(Exact name of small business issuer
as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	98-0233968 (IRS Employer Identification No.)

SUITE 212, 214 - 11 AVENUE S.E.

CALGARY, ALBERTA, CANADA T2G 0X8

Telephone (403) 290-0264
(Issuer's telephone number)

NOT APPLICABLE
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No__

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

20,037,608 shares of Common Stock, no par value, as of May 10, 2001.

Transitional Small Business Disclosure Format
(check one): Yes__ No _X_

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

AND SUBSIDIARIES

(A Development Stage Company)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

REVIEW CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

WESTSPHERE ASSET CORPORATION, INC.

AND SUBSIDIARIES

(A Development Stage Company)

FINANCIAL STATEMENTS

(REVIEW REPORT)

March 31, 2001

INDEX TO FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Certified Public Accountants

Financial Statements:

Balance Sheet

Statements of Operations

Statement of Cash Flows

Notes to Financial Statements

Review Report of Independent Certified Public Accountants

Board of Directors

Westphere Asset Corporation, Inc.

We have reviewed the accompanying consolidated balance sheet of Westsphere Asset Corporation, Inc., as of March 31, 2001, and the related consolidated statements of operations for the three month periods then ended and consolidated statement of cash flow for the three month period ended March 31, 2001 in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of Westphere Asset Corporation, Inc.

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted United States accounting principles.

Miller and McCollom, CPAs

Lakewood, Colorado

May 11, 2001

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheet

March 31, 2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 110,814
Accounts receivable net of $288 allowance for doubtful accounts	172,511
Current portion of direct financing and sales-type leases	4,559
Inventory	87,043
Prepaid expense	17,105
Total current assets	392,032

Property and equipment, net of accumulated depreciation of $72,810	234,103
Other Assets -
Investment in direct financing and sales-type leases	23,191
Deferred site development costs	29,044
Investment in Kan-Can Resorts, Ltd.	99,342
Non-current loans and in-house financial receivables	58,530
Future tax benefits	13,191
Other investments	11,134
Goodwill, net of accumulated amortization of $35,963	203,801

Total assets	$ 1,064,368

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 275,916
Deposit payable	152,548
Total current liabilities	428,464

Shareholder loan	9,200
Convertible debentures	201,255

Total liabilities	638,919

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - authorized 75,000,000 shares of no par value;
issued and outstanding 20,037,608 shares	643,129
Accumulated other comprehensive income	2,545
Accumulated deficit	(220,225)

Total stockholders' equity	425,449

Total liabilities and stockholders' equity	$ 1,064,368

The accompanying notes are an integral part of these statements.

F-3

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2001, and 2000
	2001	2000

Revenue
Sales	$ 231,374	$ 321,773
Financing income	1,064	1,068
Consulting fee income	7,801	-
Total revenue	240,239	322,841

Cost of goods sold	107,407	175,663
Gross profit	132,832	147,178

Expenses
Consulting fees	32,559	7,098
Salaries and benefits	55,996	59,143
Depreciation and amortization	20,312	5,145
Travel	48,807	7,998
Other administrative costs	54,866	37,719
Total expenses	215,240	117,103

Income (loss) from operations	(79,708)	30,075

Other income:
Interest income	174	-
Interest expense	(1,737)	(4,993)

Net (loss) before income taxes	(81,271)	25,082
Future income tax benefit	-	-
Net (loss)	$ (81,271)	$ 25,082

Net (loss) per common share	$ *	$ *

* Less than $(.01) per share.

Other comprehensive income:
Net (loss) earnings	$ (81,271)	$ 25,082
Foreign currency translation gain (loss)	(4,343)	-
Total comprehensive income	$ (85,614)	$ 25,082

The accompanying notes are an integral part of these statements.

F-4

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2001, and 2000
	2001	2000

Operating activities:
Net income (loss) from operations	$ (81,271)	$ 25,082
Reconciling adjustments
Depreciation and amortization	21,256	5,146
Gain (loss) on foreign currency translation	(4,343)	-
Provision for bad debt	(4,470)	-
	-	-
Changes in operating assets and liabilities
Accounts receivable	(125,356)	(51,583)
Investment in direct financing and sale-type leases	(12,558)	11,897
Inventory	2,414	(40,681)
Prepaid expenses and other	(5,330)	2,225
Deposit payable	123,462	(8,218)
Accounts payable and accrued liabilities	77,160	(4,503)
Total adjustments	72,235	(85,717)
Net cash (used for) continuing operations	(9,036)	(60,635)

Investing activities:
Deferred site development cost	2,640	-
Purchase of equipment	(18,296)	(9,967)
Increase in long-term receivables	(18,342)	-
Net cash (used for) investing activities	(33,998)	(9,967)

Financing activities:
Payment of debt	-	(16,448)
Increase in debt	-	89,443
Shareholder loan	(343)	-
Convertible debentures	(8,554)	-
Net cash provided by financing activities	(8,897)	72,995

Net change in cash and cash equivalents	(51,931)	2,393
Cash and cash equivalents at beginning of period	162,745	57,517
Cash and cash equivalents at end of period	$ 110,814	$ 59,910

Supplemental schedule of noncash investing and financing activities
Conversion of convertible debentures to common
stock	$ -	$ -

The accompanying notes are an integral part of these statements.

F-5

WESTSPHERE ASSET CORPORATION, INC.

Notes to Consolidated Financial Statements

March 31, 2001

(Unaudited)

Note 1 - Financial Statements

The financial statements included herein have been prepared by Westsphere Asset Corporation, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Westsphere Asset Corporation, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Westsphere Asset Corporation, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Note 2 - Summary of Significant Accounting Policies

Organization

The Company was incorporated in Colorado on July 21, 1998 as Newslink Networks TDS, Inc. and changed its name to Westsphere Asset Corporation, Inc. on April 29, 1999. On December 12, 1998, Westsphere acquired 41% of Vencash Capital Corporation (Vencash) and then on December 17, 1999, Westphere acquired the remaining 59% of the outstanding stock of Vencash by exchanging common stock. The Company accounted for its acquisition of Vencash on the purchase method. Vencash is in the business of selling and installing cash vending machines throughout Canada. On May 18, 1999, Westsphere formed a wholly owned subsidiary, Westsphere Financial Group Ltd. (Financial), which was organized to lease cash vending machines. On May 16, 2000, VC/POS/ATM Services Inc. (Services) and 880487 Alberta Ltd. (Alberta) was incorporated as wholly owned subsidiaries of Westsphere. Services and Alberta had no business activity during this period. On September 23, 1998, Vencash Capital Corporation incorporated Vencash Financial Corporation as a subsidiary, and had no business activity as of September 30, 2000.

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

F-6

WESTSPHERE ASSET CORPORATION, INC.

Notes to Consolidated Financial Statements

March 31, 2001

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

Basis of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Note 3 - Convertible Debentures

The Company reduced a convertible debenture by $8,554 resulting from the sale of an ATM machine.

Note 4 - Capital Lease

The Company entered into a capital lease for the acquisition of a Cisco Router and upgrades totaling $4,839 for a thirty-nine month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

At present, Westsphere Asset Corporation ("Westsphere" or the "Company") earns its income through its wholly owned subsidiaries, Vencash Capital Corporation and Westsphere Financial Group Ltd. Management is of the opinion that Vencash Capital Corporation will generate sufficient revenue from its operations to meet the operating expenses of Vencash Capital. However, such revenues will not be sufficient to fund the operating needs of Westsphere itself or the operating needs of the subsidiary, Westsphere Financial Group Ltd. Capital from equity issues or borrowings may be required to fund the operations of Westsphere and Westsphere Financial Group and also to fund the future expansion of Westsphere's business or the business of its subsidiaries. All dollar references in this section and in our financial statements are in U.S. dollars.

Plan of Operation

As of March 31, 2001, Westsphere had limited cash resources. Westsphere needs to raise additional funds to meet its cash requirements for the next twelve months. Westsphere intends to raise such funds from the sale of equity securities, borrowings, government grants and partnering with industry in the development of its technologies. Westsphere has been raising funds on an as needed basis from related parties and existing shareholders. These funds are presently booked as convertible debentures with no interest for the first year and an option to converted into equity. Westsphere is presently preparing a private offering of units to raise up to $1 million. The units are being offered at $0.50 per unit and each unit is comprised of one share of common stock and two purchases warrants. The use of proceeds will be distributed to assist its wholly owned subsidiaries to expand their business and to meet month-to-month shortfall operating expenses.

Westsphere has raised total $90,772 as of date and expected to have it fully subscribed toward the end of the current year. If Westsphere successfully raises the full $1 million, Westsphere believes that such amount will be sufficient to operate for the twelve months period and fund expansion of its subsidiaries.

During the quarter ended March 31, 2001, Westsphere advanced funds to its related companies as follows: $2,537 to Kan-Can Resorts Ltd., $9,577 to E-Debit International and $17,251 to Trac POS Processing Inc. Such funds were provided to fund shortfall-operating expenses with no interest and no demand of repayment. In addition, Westsphere has advanced funds to its wholly owned subsidiaries to fund for the expansion of finance/lease business and sales and marketing. Westsphere Financial Group Ltd. was provided with $38,113 and Vencash ATM/POS Services Inc. was provided with $17,752.

Liquidity

Cash flows from continuing operations during the three months ended March 31, 2001 and 2000 reflect net cash used of $9,036 and $60,635, respectively while cash flows used by investing activities for the same periods were $33,998 and $9,967, respectively. Cash flows from financing activities for the same periods were net cash used of $8,897 and net cash provided of $72,995, respectively.

At March 31, 2001, Westsphere had a working capital deficiency of $36,432 compared to a working capital surplus of $85,426 as at December 31, 2000. Westsphere's working capital decreased during the first quarter ended March 31, 2001, due to an increase in current liabilities, which included deposits from related parties, shareholders and subscribers in the Company's private offering in the amount of $90,772. Westsphere expects that its need for liquidity will increase in 2001 to cover its operating expenses and the operating expenses of Westsphere Financial Group and also in anticipation of expending funds to develop its growth plan. Westsphere hopes to receive such funding from its private offering of securities. If the foregoing is obtained, Westsphere believes it will have sufficient resources to meet its operating expenses for the next twelve months and funded its planned growth.

Assets

As at March 31, 2001, Westsphere had total assets of $1,064,368 compared to total assets of $958,257 as at December 31, 2000. This represents an increase of $106,111, which is mostly attributable to an increase in accounts receivable, loan receivable from its subsidiaries, lease financing and capital assets.

Total assets as at March 31, 2001, consist of $110,814 in cash, accounts receivables of $172,511, current portion of direct financing and sales-type leases of $4,559, inventory of $87,043, prepaid expenses of $17,105, property and equipment of $234,103, net of accumulated depreciation of $72,810, investments in direct financing and sales-type leases of $23,191, deferred site development costs of $29,044, investment in Kan-Can Resorts Ltd. of $99,342, non-current loans and in-house financial receivables of $58,530, future tax benefits of $13,191, other investments of $11,134 and goodwill of $203,801, net of accumulated amortization of $35,963.

Results of Operations

As of the date of this filing, Westsphere has limited sources of income. During the three months ended March 31, 2001, Westsphere relied upon deposits payable of $123,462 and cash of $51,931 to pay its operating expenses. Management expects to raise $1 million from a private offering toward the end of fiscal year 2001 to assist its subsidiaries and related companies to grow their businesses and to meet shortfall-expenses.

Westsphere's net loss for the three months ended March 31, 2001 was $81,271, compared to a net income for the same period from the previous year of $25,082. This decrease was attributable mainly to the fact that Westsphere incurred increase consulting fees, depreciation and amortization, travel costs and other administrative costs during the first quarter of the current fiscal year. Westsphere's operating loss for the three months ended March 31, 2001 of $79,708, as compared to the operating income for the same period from the previous year of $30,075, was due to the same reasons.

Westsphere's operating expenses for the first three months of fiscal year 2001 were comprised of consulting fees of $32,559, salaries and benefits of $55,996, depreciation and amortization of $20,312, travel of $48,807 and other administrative expenses of $54,866. Westsphere's operating expenses for the same period from the previous year were comprised of consulting fees of $7,098, salaries and benefits of $59,143, depreciation and amortization of $5,145, travel of $7,998 and other administrative expenses of $37,719.

Westsphere's present business does not generate sufficient revenues to cover its operating expenses. Westsphere may not be able to continue unless it can raise additional funds or increase its revenues without increasing its expenses.

Short Term

On a short term basis, Westsphere's subsidiary Vencash Capital Corporation is expected to generate sufficient revenues to meet overhead needs. In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. Westsphere believes that it could continue as a going concern with the present revenues from its subsidiary Vencash Capital Corporation but it would be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Vencash.

As at March 31, 2001, Westsphere's current assets of $392,032 is less than its current liabilities of $428,464.

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

Capital Resources

The primary capital resources of Westsphere is the operations of its wholly owned subsidiary, Vencash Capital. The secondary capital resource will be its stock which may be illiquid because of resale restrictions and/or as a result of its inability to sustain the growth of its market and the risk of takeover by competitors. Westsphere may thus have to locate debt financing, joint ventures or merger/acquisition candidates to meet its operations expenses and will be required to raise funds by either loans, joint ventures or equity financing in order to meet these commitments.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On February 28, 2001 the time share owners offered to purchase all of assets including the head lease of Kan Can Resort Ltd. for the price of $448,632 USD ($690,000 CDN). The purchase price is to be paid $65,019 USD ($100,000 CDN) on closing, $45,513 USD ($70,000 CDN) on December 31, 2001, and remainder balance of $338,099 USD ($520,000 CDN) by monthly installments of $5,202 USD ($8,000 CDN inclusive of interest at a rate of 4.25% per annum) commencing May 1, 2002, which may be prepaid at any time without bonus or penalty. The offer is subject to satisfaction of 6 conditions as listed in the agreement by no later than June 30, 2001 and can be waived by them at any time.

ITEM 2. CHANGES IN SECURITIES

During January 2001, Westsphere commenced raising funds through a Private Placement Offering Memorandum of units for a maximum of $1,000,000 dollars at $0.50 US per unit. Each includes one share of Common Stock and two share purchase warrants. The first share purchase warrant is exercisable within a period of one year from the date of issuance, entitling the purchaser to purchase and additional share of Common Stock at seventy-five cents (USD $0.75) per share. The second share purchase warrant is exercisable within a period of two years from the date of issuance, entitling the purchaser to purchase an additional share of Common Stock at one dollar (USD $1.00) per share. Westsphere has raised total $90,772 as of date and expects to have it fully subscribed toward the end of the year. The allocation of funds listed below is management's best estimate as to how the proceeds from the offering will be distributed:

Amount (US$)

  To fund the costs of the Offering $ 15,000
  To fund Working Capital 55,000
  To fund Asset Growth of subsidiary Vencash Capital Corporation

- Purchase and Corporate placement of 35 ATM units 180,000
  To fund Asset Growth of subsidiary Westsphere Financial Group Ltd.

- To facilitate the expansion of its leasing and financing program in relationship to the financial opportunities resulting from Vencash placement of ATM 200,000

  To fund growth within the POS market place through expansion of the Corporation's ownership of Joint-Venture Partner TRAC POS

Processing Inc. 150.000
  To fund development and expansion of the Corporation's ownership of

Joint-Venture Partner E-Debit International Inc. 150,000
  To fund the acquisition of asset backed companies that are producers of cash flows which will allow for a solid return on the Corporation's

Investment. 250,000

Total $1,000,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSPHERE ASSET CORPORATION, INC.

By:/s/ Douglas N. MacDonald

Name: Douglas N. MacDonald

Title: President

Date: May 15, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kim Law

Name: Kim Law

Title: Principal Financial Officer

Date: May 15, 2001

By: /s/Kim Law

Name: Kim Law

Title: Principal Accounting Officer

Date: May 15, 2001
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

* Previously filed as Exhibits for the Registrant's Annual Report on Form 10-KSB April 26, 2001