Form 10QSB
period 2001-06-30
WESTSPHERE ASSET CORP INC
filed 2001-08-14
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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

20,429,841 shares of Common Stock, no par value, as of July 12, 2001.

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

Board of Directors

Westsphere Asset Corporation, Inc.

We have reviewed the accompanying consolidated balance sheet of Westsphere Asset Corporation, Inc., as of June 30, 2001, and the related consolidated statements of operations for the three and six month periods then ended and consolidated statement of cash flow for the three and six month periods ended June 30, 2001 in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of Westsphere Asset Corporation, Inc.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

Miller and McCollom

/s/Miller and McCollom, CPAs

7400 West Fourteenth Avenue, Suite 10

Lakewood, Colorado

August 13, 2001

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheet

June 30, 2001

(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 111,669
Accounts receivable net of $288 allowance for doubtful accounts at June 30, 2001	190,387
Current portion of direct financing and sales-type leases	5,065
Corporate tax refund	2,153
Inventory	117,659
Prepaid expense	13,891
Total current assets	440,824

Property and equipment, net of accumulated depreciation of $80,052 at June30, 2001	247,779
Other Assets -
Deferred site development costs	26,500
Investment in Kan-Can Resorts, Ltd.	99,703
Non-current loans and in-house financial receivables	39,581
Future tax benefits	13,239
Other investments	11,295

Total assets	$ 878,921
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 187,181
Deposits payable	57,445
Total current liabilities	244,626

Convertible debentures	201,987

Total liabilities	446,613

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - authorized 75,000,000 shares, no par value;
20,429,841 shares issued and outstanding at June 30, 2001	756,060
Accumulated other comprehensive income (loss)	(17,191)
Accumulated deficit	(306,561)

Total stockholders' equity	432,308

Total liabilities and stockholders' equity	$ 878,921

The accompanying notes are an integral part of these statements

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Three Months Ended June 30, 2001, and 2000

(Unaudited)
		Restated
	2001	2000
Revenue
Sales	$ 328,805	$ 427,062
Consulting fee income	7,786	-
Total revenue	336,591	427,062

Cost of goods sold	105,954	(243,607)
Gross profit	230,637	183,455

Expenses
Consulting fees	24,655	20,560
Salaries and benefits	69,678	66,685
Depreciation and amortization	16,090	6,752
Travel	34,516	42,230
Other administrative costs	68,967	47,017
Total expenses	213,906	183,244

Income from operations	16,731	211

Other income:
Gain on sale of equipment	-	656
Interest income	1,343	387
Interest expense	(1,723)	8,887

Net (loss) before income taxes	16,351	7,633
Future income tax benefit	-	-
Net income (loss)	$ 16,351	$ 7,633

Net profit (loss) per common share	*	*

* Less than $(.01) per share.

Other comprehensive income:
Net (loss) earnings	$ 16,351	$ (7,633)
Foreign currency translation gain	7,527	1,017
Total comprehensive income (loss)	$ 23,878	$ (6,616)

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Six Months Ended June 30, 2001, and 2000

(Unaudited)
		Restated
	2001	2000
Revenue
Sales
Financing income	$ 561,741	$ 771,410
Consulting fee income	15,397	-
Total revenue	577,138	771,410

Cost of goods sold	214,083	433,292
Gross profit	363,055	338,118

Expenses
Consulting fees	57,433	28,225
Salaries and benefits	126,051	130,549
Depreciation and amortization	33,339	12,308
Travel	83,651	50,856
Other administrative costs	124,819	84,692
Total expenses	425,293	306,630

Income (loss) from operations	(62,238)	31,488

Other income:
Gain on sale of equipment	-	656
Interest income	1,518	1,541
Interest expense	(2,860)	(14,279)

Net (loss) before income taxes	(63,580)	19,406
Future income tax benefit	-	-
Net income (loss)	$ (63,580)	$ 19,406

Net profit (loss) per common share	*	*

* Less than $(.01) per share.

Other comprehensive income:
Net (loss) earnings	$ (63,580)	$ 19,406
Foreign currency translation gain (loss)	(4,718)	368
Total comprehensive income (loss)	$ 68,298	$ 19,174

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2001, and 2000

(Unaudited)

	2001	2000

Cash flows from operating activities:
Net income (loss) from operations	$ (63,580)	$ 19,406
Reconciling adjustments -
Depreciation and amortization	33,339	16,792
Gain (loss) on foreign currency translation	(4,718)	368
Interest expenses added to Notes Payable	-	12,011
Changes in operating assets and liabilities -
Accounts receivable	(147,164)	(53,307)
Investment in direct financing and sale-type leases	(6,977)	11,750
Inventory	(27,076)	63,235
Prepaid expenses and other	(1,968)	4,307
Deposit payable	27,993	(3,050)
Accounts payable and accrued liabilities	(14,078)	(10,178)
Decreases in long-term receivables	51,330	-
Total adjustments	(89,319)	41,928
Net cash provided (used for) operations	(152,899)	61,334

Cash flows from investing activities:
Deferred site development cost	2,640	(11,698)
Purchase of equipment	(48,966)	(5,689)
Increase in long-term receivables	(18,342)	(145,584)
Other	(9,072)	-
Net cash (used for) investing activities	(73,740)	(162,971)

Cash flows from financing activities:
Issuance of stock	193,521	-
Payment of debt	-	(37,069)
Increase in debt	-	84,461
Shareholder loan	(9,543)	5,702
Convertible debentures	(10,464)	62,500
Net cash provided by financing activities	173,514	115,594

Net change in cash and cash equivalents	(53,125)	13,957
Cash and cash equivalents at beginning of period	164,794	62,267
Cash and cash equivalents at end of period	$ 111,669	$ 76,224

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

Notes to Consolidated Financial Statements

June 30, 2001

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

Note 2 - Summary of Significant Accounting Policies

Organization

The Company was incorporated in Colorado on July 21, 1998 as Newslink Networks TDS, Inc. and changed its name to Westsphere Asset Corporation, Inc. on April 29, 1999. On December 12, 1998, Westsphere acquired 41% of Vencash Capital Corporation (Vencash) and then on December 17, 1999, Westsphere acquired the remaining 59% of the outstanding stock of Vencash by exchanging common stock. The Company accounted for its acquisition of Vencash as a reverse acquisition since certain shareholders were shareholders of both companies. Vencash is in the business of selling and installing cash vending machines throughout Canada. On May 18, 1999, Westsphere formed a wholly owned subsidiary, Westsphere Financial Group Ltd. (Financial), which was organized to lease cash vending machines. On May 16, 2000, VC/POS/ATM Services Inc. (Services) and 880487 Alberta Ltd. (Alberta) was incorporated as wholly owned subsidiaries of Westsphere. Services and Alberta had no business activity during this period. On September 23, 1998, Vencash Capital Corporation incorporated Vencash Financial Corporation as a subsidiary, and had no business activity as of September 30, 2000.

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

Restatement of Financial Statements

As described in Note 1, the acquisition of Vencash for accounting purposes has been treated as a reverse acquisition. The effect of the restatement is to remove goodwill as an asset that had been recorded under the purchase method of accounting. The change was made effective as of December 31, 2000. The net income in the statements of operations for the three months and six months ended June 30, 2000 was decreased by $3,281 and $6,561, respectively, resulting from the elimination of the amortization of goodwill.

Basis of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Note 3 - Common Stock

During the three months ended June 30, 2001, the Company issued an additional 379,041 shares of its common stock under an Offering Memorandum for $189,521. In addition, the Company sold 13,192 shares of its stock to an existing shareholder for $4,000.

Note 4 - Commitments

The Company has agreed to purchase property in Calgary, Alberta, Canada, for the purchase price of $2,380,000 of Canadian funds. (An estimated $1,570,000 US Dollars.) The Company intends to assume an existing mortgage and become indebted on the balance. The balance is to be secured by 538,000 shares of its Common Stock.

The Company has agreed to purchase real estate in Surrey, British Columbia, Canada by issuing 1,462,938 shares of its common stock plus certain warrants to buy additional stock. The purchase is subject to "due diligence" and the completion of satisfactory title considerations.

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

Plan of Operations

As of June 30, 2001, Westsphere had limited cash resources. Westsphere needs to raise additional funds to meet its cash requirements for the next twelve months. Westsphere intends to raise such funds from the sale of equity securities, borrowings, government grants and partnering with industry in the development of its technologies. Westsphere has been raising funds on an as needed basis from related parties and existing shareholders. These funds are presently booked as convertible debentures with no interest for the first year and an option to converted into equity. Westsphere recently closed a private offering of units under which the Company sold $189,521 of units. The units were sold at $0.50 per unit and each unit is comprised of one share of common stock and two purchases warrants. The use of proceeds were distributed as follows: $114,750 was used to fund the asset growth of the Company's wholly-owned subsidiary, Westsphere Financial Group Ltd.; $10,825 was used to fund development and expansion of the Company's ownership of its related company, E-Debit International Inc.; $16,510 was used to fund the acquisition of asset based companies that produce cash flows; and $33,336 was used for working capital. The remaining $14,100 was used to pay the offering costs.

During the quarter ended June 30, 2001, Westsphere advanced funds of $4,222 to its related company, E-Debit International. Such funds were provided to fund shortfall-operating expenses with no interest and no demand of repayment. During such quarter, Westsphere received repayment of $3,301 from its another of its related companies, Trac POS Processing Inc. from funds the Company provided during the first quarter of 2001. In addition, Westsphere advanced $51,958 to its wholly owned subsidiary, Westsphere Financial Group Ltd., to fund the expansion of its finance/lease business and sales and marketing. The Company also received repayment of $10,410 from its wholly-owned subsidiary, Vencash ATM/POS Services Inc., from funds provided by the Company during the first quarter of 2001.

Liquidity

Cash flows from continuing operations during the six months ended June 30, 2001 and 2000 reflect net cash used of $152,899 and net cash provided of $61,334 respectively while cash flows used by investing activities for the same periods were $73,740 and $162,971, respectively. Cash flows from financing activities for the same periods were net cash provided of $173,514 and $115,594, respectively.

At June 30, 2001, Westsphere had a working capital surplus of $196,198 compared to a working capital surplus of $85,426 as at December 31, 2000. Westsphere's working capital increased during the first six months of fiscal year 2001 due to an increase in accounts receivable and inventory. Westsphere expects that its need for liquidity will increase during the remainder of fiscal year 2001 to cover its operating expenses and the operating expenses of Westsphere Financial Group and also in anticipation of expending funds to develop its growth plan. Westsphere hopes to receive such funding from related parties and existing shareholders. If the foregoing is obtained, Westsphere believes it will have sufficient resources to meet its operating expenses for the next twelve months and funded its planned growth.

Assets

As at June 30, 2001, Westsphere had total assets of $878,921compared to total assets of $759,910 as at December 31, 2000 (restated as of December 31, 2000). This represents an increase of $119,011, which is mostly attributable to an increase in accounts receivable and inventory, which have been partially offset by the elimination of goodwill from the Company's balance sheet.

Total assets as at June 30, 2001, consist of $111,669 in cash, accounts receivables of $190,387, current portion of direct financing and sales-type leases of $5,065, inventory of $117,659, prepaid expenses of $13,891, corporate tax refund of $2,153 property and equipment of $247,779, net of accumulated depreciation of $80,052, deferred site development costs of $26,500, investment in Kan-Can Resorts Ltd. of $99,703, non-current loans and in-house financial receivables of $39,581, future tax benefits of $13,239, and other investments of $11,295.

Results of Operations

As of the date of this filing, Westsphere has limited sources of income. During the six months ended June 30, 2001, Westsphere relied upon gross profits of $363,055, proceeds from the issuance of common stock of $193,521 and $53,125 of its cash to pay its operating expenses.

Westsphere's net income for the three months ended June 30, 2001 was $16,351, compared to a net income for the same period from the previous year of $7,633. This increase was attributable mainly to the fact that Westsphere realized greater gross profits on its sales by lowering its costs of goods sold. Westsphere's net loss for the six months ended June 30, 2001 was $63,580, compared to a net income for the same period from the previous year of $19,406. This decrease was attributable mainly to increased expenses, including consulting, depreciation and amortization, travel and other administrative costs. Some of such expenses were offset by decreased costs of goods sold.

Westsphere's operating income for the three months ended June 30, 2001 was $16,731, as compared to operating income for the same period from the previous year of $211, was due to the same reasons. Westsphere's operating loss for the six months ended June 30, 2001 was $62,238, as compared to operating income for the same period from the previous year of $31,488.

Westsphere's operating expenses for the first six months of fiscal year 2001 were comprised of consulting fees of $57,433, salaries and benefits of $126,051, depreciation and amortization of $33,339, travel of $83,651 and other administrative expenses of $124,819. Westsphere's operating expenses for the same period from the previous year were comprised of consulting fees of $28,225, salaries and benefits of $130,549, depreciation and amortization of $12,308, travel of $50,856 and other administrative expenses of $84,692.

Westsphere's present business does not generate sufficient revenues to cover its operating expenses. Westsphere may not be able to continue unless it can raise additional funds or increase its revenues without increasing its expenses.

On May 1, 2001, the Company entered into an Agreement of Purchase with Lucky Shine Enterprise Limited for the purchase by the Company of certain property and buildings located at 18521 - 97 Avenue, Surrey, British Columbia V4N 3N9. The Company will purchase the property and buildings by issuing 1,462,938 shares of its common stock plus two warrants. The first warrant is exercisable within eighteen months from the date that the Company's shares are listed on any public stock exchange and entitles Lucky Shine to purchase an additional 1,462,938 shares of the Company's common stock at $0.75 per share. The second warrant is exercisable within thirty six months of a listing and entitles Lucky Shine to purchase an additional 1,462,938 shares at $1.00 per share. The property to be purchased has an appraised value of $1,125,000CDN. Pursuant to the agreement, 162,938 shares were issued to Lucky Shine upon execution of the Agreement and are being held as a deposit until completion of the due diligence investigation. Upon completion of due diligence, the remaining 1,300,000 shares will be transferred to Lucky Shine. This property is a warehouse which is fully occupied and generates monthly cash flow. The Company expects to add cash flow to its operations as a result of this acquisition. The Company expects to close this transaction during the third quarter of 2001.

On June 1, 2001, the Company executed a term sheet with Delphi Developments Ltd. for the purchase of the property and buildings located at 206 - 11 Avenue, Unit 2 and 214 - 11 Avenue Unit 43, Calgary, Alberta. The purchase price shall be $2,380,000CDN, which will be paid for as follows:

A deposit of $25,000CDN on June 30, 2001, assumption of existing mortgage on the property in the amount of $1,275,000CDN, $150,000CDN on the date of assumption of the mortgage, $75,000CDN within forty five days from the transfer of title to the Company and $2,500CDN per month from the date of closing until the mortgage has been paid in full. The property will be secured by the mortgage and also by the issuance of 538,000 shares of the Company's common stock. These units of property are commercial condominiums and are currently occupied and generate cash flow. The Company's headquarters are currently located in the second unit referenced above. The Company expects to add cash flow to its operations from this acquisition.

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

As at June 30, 2001, Westsphere's current assets of $440,824 is more than its current liabilities of $244,626.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 1999, Westsphere purchased a non-dilutable 10% interest in Kan-Can Resorts Ltd. Kan-Can Resorts Ltd. owns a Province of Alberta, Canada head lease for leases at Pigeon Mountain in the Province of Alberta, Canada and sublet the right of use for these leases to Alpine Resort Haven Limited Partnership, a time share resort company.

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

On February 28, 2001 the time share owners offered to purchase all of assets including the head lease of Kan Can Resort Ltd. for the price of $448,632 USD ($690,000 CDN). The purchase price is to be paid $65,019 USD ($100,000 CDN) on closing, $45,513 USD ($70,000 CDN) on December 31, 2001, and remainder balance of $338,099 USD ($520,000 CDN) by monthly installments of $5,202 USD ($8,000 CDN inclusive of interest at a rate of 4.25% per annum) commencing May 1, 2002, which may be prepaid at any time without bonus or penalty. The offer is subject to satisfaction of 6 conditions as listed in the agreement by no later than August 15, 2001 and can be waived by them at any time.

ITEM 2. CHANGES IN SECURITIES

During the first six months of fiscal year 2001, Westsphere conducted a private placement offering of units for a maximum of $1,000,000 dollars at $0.50 US per unit. Each includes one share of Common Stock and two share purchase warrants. The first share purchase warrant is exercisable within a period of one year from the date of issuance, entitling the purchaser to purchase and additional share of Common Stock at seventy-five cents (USD $0.75) per share. The second share purchase warrant is exercisable within a period of two years from the date of issuance, entitling the purchaser to purchase an additional share of Common Stock at one dollar (USD $1.00) per share. Westsphere has raised total $189,521 from this offering. Listed below is the use of funds from the offering:

Amount (US$)

  To fund the costs of the Offering $ 14,100
  To fund Working Capital 33,336
  To fund Asset Growth of subsidiary Westsphere Financial Group Ltd.

- To facilitate the expansion of its leasing and financing program in relationship to the financial opportunities resulting from Vencash placement of ATM 114,750

  To fund development and expansion of the Corporation's ownership of

Joint-Venture Partner E-Debit International Inc. 10,825
  To fund the acquisition of asset backed companies that are producers of cash flows which will allow for a solid return on the Corporation's

Investment. 16,510

Total $ 189,521

On June 20, 2001 the Company issued 13,192 shares of its common stock upon the exercise of an existing warrant at the total price of $4,000US (or $0.30 per share). The warrant was originally issued pursuant to the conversion of a debenture into units comprised of shares and warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSPHERE ASSET CORPORATION, INC.

By:/s/Robert Robins

Name: Robert Robins

Title: Vice-President

Date: August 14, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kim Law

Name: Kim Law

Title: Principal Financial Officer

Date: August 14, 2001

By: /s/Kim Law

Name: Kim Law

Title: Principal Accounting Officer

Date: August 14, 2001

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