Form 10QSB
period 2001-09-30
WESTSPHERE ASSET CORP INC
filed 2001-11-14
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

20,458,701 shares of Common Stock, no par value, as of October 15th, 2001.

Transitional Small Business Disclosure Format
(check one): Yes__ No _X_

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statement of Cash Flows

Notes to Financial Statements

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheet

September 30, 2001

(Unaudited)

ASSETS
2001
CURRENT ASSETS
Cash and cash equivalents	$ 86,464
Accounts receivable net of $288 allowance for doubtful accounts at September 30, 2001	187,843
Current portion of direct financing and sales-type leases	3,712
Corporate tax refund	1,367
Inventory	101,894
Prepaid expense	20,412
Total current assets	401,692

Property and equipment, net of accumulated depreciation of $86,738 at September 30, 2001	291,928
Other Assets -
Deferred site development costs	22,897
Investment in Kan-Can Resorts, Ltd.	95,721
Non-current loans and in-house financial receivables	36,272
Future tax benefits	12,711
Other investments	10,843

Total assets	$ 872,064

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 182,607
Deposits payable	60,071
Total current liabilities	242,678

Convertible debentures	184,887

Total liabilities	427,565

COMMITMENTS AND CONTINGENCIES - Note 4

STOCKHOLDERS' EQUITY
Common stock - authorized 75,000,000 shares, no par value;
20,458,701 shares issued and outstanding at September 30, 2001	765,295
Accumulated other comprehensive income (loss)	(21,750)
Accumulated deficit	(299,046)

Total stockholders' equity	444,499

Total liabilities and stockholders' equity	$ 872,064

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Three Months Ended September 30, 2001, and 2000

(Unaudited)
		Restated
	2001	2000
Revenue
Sales	$ 306,831	$ 217,561
Financing income	-	5,505
Consulting fee income	7,762	5,438
Total revenue	314,593	228,504

Cost of goods sold	100,968	64,697
Gross profit	213,625	163,807

Expenses
Consulting fees	28,895	67,230
Salaries and benefits	66,081	55,591
Depreciation and amortization	19,261	4,416
Travel	23,016	12,318
Other administrative costs	70,336	63,945
Total expenses	207,589	203,500

Income (loss) from operations	6,036	(39,693)

Other income:
Gain on sale of equipment	-	-
Interest income	1,479	-
Interest expense	-	(4,602)

Net (loss) before income taxes	7,515	(44,295)

Future income tax benefit	-	-

Net income (loss)	$ 7,515	$ $ (44,295)

Net profit (loss) per common share	*	*

* Less than $(.01) per share.

Other comprehensive income:
Net (loss) earnings	$ 7,515	$ (44,295)
Foreign currency translation gain	(4,559)	(7,886)
Total comprehensive income (loss)	$ 2,956	$ (52,181)

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2001, and 2000

(Unaudited)
		Restated
	2001	2000
Revenue
Sales	$ 867,257	$ 988,971
Financing income	23,402	5,505
Consulting fee income	1,072	5,438
Total revenue	891,731	999,914

Cost of goods sold	315,051	497,989
Gross profit	576,680	501,925

Expenses
Consulting fees	86,328	95,455
Salaries and benefits	192,132	186,140
Depreciation and amortization	52,600	16,724
Travel	106,667	63,174
Other administrative costs	195,155	148,637
Total expenses	632,882	510,130

Income (loss) from operations	(56,202)	(8,205)

Other income:
Gain on sale of equipment	-	656
Interest income	2,997	1,541
Interest expense	(2,860)	(18,881)

Net (loss) before income taxes	(56,065)	(24,889)

Future income tax benefit	-	-

Net income (loss)	$ (56,065)	$ (24,889)

Net profit (loss) per common share	*	*

* Less than $(.01) per share.

Other comprehensive income:
Net (loss) earnings	$ (56,065)	$ (24,889)
Foreign currency translation gain (loss)	(9,227)	(7,518)
Total comprehensive income (loss)	$ (65,292)	$ (32,407)

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2001, and 2000

(Unaudited)

		Restated
	2001	2000
Cash flows from operating activities:
Net income (loss) from operations	$ (56,065)	$ (24,889)
Reconciling adjustments -
Depreciation and amortization	30,490	13,073
Gain (loss) on foreign currency translation	(9,277)	7,518
Changes in operating assets and liabilities -
Accounts receivable	(70,824)	11,463
Investment in direct financing and sale-type leases	(4,256)	(21,692)
Inventory	(11,311)	11,907
Prepaid expenses and other	(4,233)	5,122
Deposit payable	30,263	(8,897)
Accounts payable and accrued liabilities	(18,296)	29,162
Long-term receivables	(63,435)	(58,533)
Net cash provided (used for) operations	(176,944)	(35,766)

Cash flows from investing activities:
Deferred site development cost	9,186	9,729
Purchase of equipment	(86,415)	(189,073)
Increase in long-term receivables	14,952	-
Other	(4,638)	2,322
Net cash (used for) investing activities	(66,915)	(177,022)

Cash flows from financing activities:
Issuance of stock	202,756	62,500
Increase in debt	-	56,463
Shareholder loan	(9,663)	5,226
Convertible debentures	(27,564)	79,735
Net cash provided by financing activities	165,529	203,924

Net change in cash and cash equivalents	(78,330)	(8,864)
Cash and cash equivalents at beginning of period	164,794	62,267
Cash and cash equivalents at end of period	$ 86,464	$ 53,403

WESTSPHERE ASSET CORPORATION, INC.

Notes to Consolidated Financial Statements

September 30, 2001

(Unaudited)

Note 1 - Financial Statements

The accompanying consolidated financial statements included herein have been prepared by Westsphere Asset Corporation, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Westsphere Asset Corporation, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission April 16, 2001. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Westsphere Asset Corporation, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Note 2 - Summary of Significant Accounting Policies

Organization

The Company was incorporated in Colorado on July 21, 1998 as Newslink Networks TDS, Inc. and changed its name to Westsphere Asset Corporation, Inc. on April 29, 1999. On December 12, 1998, Westsphere acquired 41% of Vencash Capital Corporation (Vencash) and then on December 17, 1999, Westphere acquired the remaining 59% of the outstanding stock of Vencash by exchanging common stock. The Company accounted for its acquisition of Vencash as a reverse acquisition since certain shareholders were shareholders of both corporations. Vencash is in the business of selling and installing cash vending machines throughout Canada. On May 18, 1999, Westsphere formed a wholly owned subsidiary, Westsphere Financial Group Ltd. (Financial), which was organized to lease cash vending machines. On May 16, 2000, VC/POS/ATM Services Inc. (Services) and 880487 Alberta Ltd. (Alberta) was incorporated as wholly owned subsidiaries of Westsphere. Services and Alberta had no business activity during this period. On September 23, 1998, Vencash Capital Corporation incorporated Vencash Financial Corporation as a subsidiary, and had no business activity as of June 30, 2001.

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

Restatement of Financial Statements

As described in Note 1, the acquisition of Vencash for accounting purposes has been treated as a reverse acquisition. The effect of the accounting for the reverse acquisition is to remove goodwill as an asset that had been recorded under the purchase method of accounting. The change was made effective as of December 31, 1999. The net income in the statements of operations for the three months and nine months ended September 30, 2000 was decreased by $3,281 and $9,842, respectively, resulting from the elimination of the amortization of goodwill.

Basis of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

 Note 3 - Common Stock

During the three months ended September 30, 2001, the Company issued an additional 28,860 shares of its common stock from a conversion of $9,235 of convertible debentures.

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

During October 2001, the Company acquired an additional 85% of E-Debit that gives the Company a 90% ownership.

Note 5 - Subsequent Events

Subsequent to September 30, 2001, the Company sold 202,000 shares of its common stock under a private placement for $101,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 At present, Westsphere Asset Corporation ("Westsphere" or the "Company") earns its income through its wholly owned subsidiaries, Vencash Capital Corporation and Westsphere Financial Group Ltd. Management is of the opinion that Vencash Capital Corporation will generate sufficient revenue from its operations to meet the operating expenses of Vencash Capital. However, such revenues will not be sufficient to fund the operating needs of Westsphere itself or the operating needs of its other subsidiary, Westsphere Financial Group Ltd. The company has sufficient cash flow to cover its operations for the next four months. Capital from equity issues or borrowings of $160,000 will be required to fund the operations of Westsphere and Westsphere Financial Group to cover the last eight months of the next twelve month period. Thereafter, the Company believes that Vencash Capital will generate sufficient funds to cover the overall operations. All dollar references in this section and in our financial statements are in U.S. dollars.

Plan of Operations

As of September 30, 2001, Westsphere had limited cash resources. Westsphere needs to raise additional funds to meet its cash requirements for the next twelve months. Westsphere intends to raise such funds from the sale of equity securities, borrowings, government grants and partnering with industry in the development of its technologies. Westsphere has been raising funds on an as needed basis from related parties and existing shareholders. These funds are presently booked as convertible debentures with no interest for the first year and an option to converted into equity. Westsphere recently closed a private offering of shares of common stock under which the Company sold 202,000 shares for $101,000. The use of proceeds were distributed as follows: $24,100 was used to fund the asset growth of the Company's wholly-owned operating subsidiary, Westsphere Financial Group Ltd.; $41,200 was used to fund the asset growth of the company's other wholly-owned operating subsidiary, Vencash Capital Corporation; and $35,700 was used for working capital.

During the quarter ended September 30, 2001, Westsphere advanced funds of $9,135 to its wholly owned subsidiary, Westsphere Financial Group Ltd., to fund short-fall operating expenses During such quarter, the Company also advanced $11,855 to its related company, TRAC POS Processing Inc., to expand its business. The Company also received repayment of $1,224 from its related company KanCan Resorts Ltd.

Westsphere does not expect to conduct any research and development during the next twelve months, nor does it expect that its subsidiaries will conduct any research and development during such period of time. Westsphere and its subsidiaries do not expect to sell any equipment during the next twelve months. Vencash Capital will continue to build up its capital assets by purchasing and placing more ATMs in the market. Westsphere and its subsidiaries do not expect to have a significant change in the number of employees during the next twelve months.

Short Term

On a short term basis, Westsphere's subsidiary Vencash Capital Corporation is expected to generate sufficient revenues to meet overhead needs. In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds for the last six months of the next twelve month period.

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

On February 28, 2001 the time share owners offered to purchase all of assets including the head lease of Kan Can Resort Ltd. for the price of $469,097 USD ($740,000 CDN). The purchase price is to be paid $107,765 USD ($170,000 CDN) on closing, and the remaining balance of $361,332 USD ($570,000 CDN) by monthly installments of $5,695 USD ($8,983 CDN) inclusive of interest at a rate of 4.25% per annum commencing May 1, 2002, which may be prepaid at any time without bonus or penalty. Westsphere expects that this transaction will be completed by the end of November 2001.

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

On October 18, 2001, Westsphere issued 200,000 shares of its common stock to the shareholders of 347830 Alberta Ltd., an Alberta corporation, in exchange for 347830 Alberta Ltd.'s outstanding loan payable by Kan Can Resorts Ltd. and a 57% interest in Kan Can Resorts Ltd. Prior to this acquisition, Westsphere was a 10% owner of Kan Can Resorts Ltd., thus increasing its percentage ownership to 67%. The loan payable by Kan Can Resorts has a principal balance of $63,391, with no repayment terms. However, it is anticipated that at the closing of the transaction described in Item 1 of this Part II that Kan Can will repay the $100,000 loan from the $100,000 down payment.

On November 1, 2001, Westsphere conducted a private placement of 202,000 of its shares of common stock for $101,000 cash. The shares were purchased by MBR Venture Corporation, an Alberta corporation. No underwriters were used in this private placement and no commissions were paid. The private placement was conducted under Regulation S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Listed below is the use of funds from this offering:

a) To fund asset growth of subsidiary VenCash Capital Corp. $41,200

b) To fund asset growth of subsidiary Westsphere Financial $24,100

c) Working Capital of Westsphere $35,700

Total $101,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSPHERE ASSET CORPORATION, INC.

By:/s/ Robert Robins

Name: Robert Robins

Title: Vice-President

Date: November 14, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Kim Law

Name: Kim Law

Title: Principal Financial Officer

Date: November 14, 2001

By:/s/ Kim Law

Name: Kim Law

Title: Principal Accounting Officer

Date: November 14, 2001

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