Form 10KSB
period 2001-12-31
WESTSPHERE ASSET CORP INC
filed 2002-04-15
CIK 1129120

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 0-32051

WESTSPHERE ASSET CORPORATION, INC.
(Name of small business issuer in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	98-0233968 (I.R.S. Employer Identification No.)

1528 9th AVENUE S.E.
CALGARY, ALBERTA, CANADA T2G 0T7
Telephone: (403) 290-0264
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

75,000,000 Common Stock, No Par Value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __________No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

State issuer's revenues for its most recent fiscal year: $785,773

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

 $1,131,630 as of April 12, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,268,027

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

On July 21, 1998, Westsphere Asset Corporation, Inc., a Colorado corporation was incorporated under the laws of the State of Colorado, under the name of Newslink Networks TDS, Inc. On April 23, 1999, the Corporation changed its name to "Westsphere Asset Corporation, Inc." Westsphere Asset Corporation is referred to herein as either "Westsphere", "the Company" "we" or "our".

The Company was incorporated for the business of providing news services on an international basis to paying clients. The Company operating as Newslink had not undertaken any business operations nor held any assets when management determined to seek other business opportunities.

The Company's business focus turned to opportunities afforded in the "non-conventional banking industry" and sought out opportunities available to the company that through acquisitions of equity positions within operating corporations or the establishment of wholly owned subsidiary companies that would assist in the asset growth of the Registrant. "Non-Conventional Banking" Business" is described as business related activities which would be normally associated in Canada with a registered chartered bank or bank affiliated financial institution but is privately owned and operated and non bank affiliated.

Westsphere has no ongoing business operations other then acting a as a holding company. Westsphere provides "financial services and packages" such as leasing packages and equity based secured loans and venture capital to its subsidiaries and intends to conduct its operations through its wholly owned subsidiaries.

The Company operating as Newslink commenced a review of the opportunities afforded by Vencash Capital Corporation as a result of the Company's President, Director and Shareholder Douglas N. Mac Donald and the Company's Secretary Treasurer and Director Robert L. Robins being both Directors and officers of Vencash Capital Corporation.

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

On December 4, 1998 after a review of opportunities in the Canadian market, available due to the deregulation of the Canada Bank Act and the privatization of ATMs ("Automated Teller Machines") and POS ("point-of-sale") electronic transfer transaction processing, Westsphere entered into an option agreement with an arms-length shareholder of Vencash Capital, 3 Ocean Investment Corporation, a Belize Corporation, to acquire a minority interest in Vencash Capital Corporation ("Vencash Capital").

The option agreement called for the exchange by the Company of a total of 4,800,000 shares of its common stock for 8 shares of the issued and outstanding common stock of Vencash Capital, which related to 8% of the common stock of Vencash Capital. The option agreement included the assignment of a promissory note in the amount of $30,720 ($48,000 CDN). The Corporation exercised its right under the option agreement on December 12, 1998 and exchanged 4,800,000 shares of its common stock.

On December 7, 1998, the Company executed a share exchange with MacDonald Venture Corporation, Mr. Joseph Bowser and Mr. Robert L. Robins to exchange a total of 4,800,000 shares of the Company's common stock. The share exchange included the assignment of a promissory note in the amount of $3,480 ($6,000 CDN). The exchange of shares as set out in this agreement was completed on December 12, 1998. See "Certain Relationships and Related Party Transactions". At the time of this transaction, Westsphere had no operations or significant assets. Prior to such agreement, Westsphere's only affiliation with Vencash was through Mr. MacDonald and Mr. Robbins, who were officers and directors of both companies.

Westsphere exercised its right under the option agreement on December 12, 1998 and exchanged 4,800,000 shares of its common stock with 3 Oceans Investment Corporation for 8 shares of Vencash Capital common stock and assignment of a promissory note in the amount of $30,720 ($48,000 CDN).

On December 17, 1999, Westsphere acquired the remaining fifty-nine percent (59%) of Vencash Capital from various arms-length shareholders of Vencash Capital by way of a share exchange whereby the Westsphere issued a total of 1,770,000 common shares in exchange for 59 shares of the common stock of Vencash Capital.

Vencash Capital maintains offices at #2 & #3, 3620-29th Street N.E., Calgary, AB T1Y 5Z8. As of December 31, 2001, Vencash Capital has sites located nationally across Canada and holds under management 323 automated teller machines ("ATMs") in Canada, most notably in the Provinces of Ontario, British Columbia and Alberta. A "site" is described as a location where an ATM has been placed, and has contracted with Vencash Capital to provide monitoring, reporting and distribution of financial surcharge transaction revenues.

Of the 323 ATMs, managed by Vencash, 71 are owned by Vencash Capital and the balance, are owned by private purchases. Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada and presently has two Distributors in the Maritime region in Canada, one Head Distributor overseeing two independent Distributors in the Metro Toronto area of Ontario, Canada, two Distributors in the Province of Saskatchewan, one Distributor in Kamloops, British Columbia and a contracted sales person in the Greater Vancouver, British Columbia area. The Head Office operations are located in Calgary, Alberta with five contracted sales persons and two service and system technicians.

The expansion of the present operation of Vencash Capital will allow for the vertical integration of other opportunities for the Company to supply financial services and packages, which can be marketed in conjunction with the ATM placement network. (See "-Business of Vencash Capital Corporation" below.)

VENCASH FINANCIAL CORPORATION

On September 23, 1998, Vencash Capital incorporated a wholly owned subsidiary Vencash Financial Corporation ("Vencash Financial") as a federal corporation under the laws of Canada. The Federal Corporation was incorporated in order to secure and protect the "Vencash" name in all Provincial jurisdictions in Canada and conducts no actual business activities.

WESTSPHRE FINANCIAL GROUP LTD.

On May 18, 1999, Westsphere formed a wholly owned subsidiary, Westsphere Financial Group Ltd. to lease ATMs to Vencash Capital clients. (See "-Business of Westsphere Financial Group Ltd." below.)

KAN-CAN RESORTS LTD.

On June 1, 1999, Westsphere acquired a 10% interest in Kan-Can Resorts Ltd. from Lee Beasley and William Beasley by way of a share exchange whereby Westsphere exchanged a total of 290,000 common shares of Westsphere for 69,500 common shares of Kan Can Resorts Ltd. ("Kan-Can") The shares of Kan Can have anti-dilution provisions which require that any shares issued in Kan-Can will be issued on a pari-parsu basis so as not to dilute Westsphere's share holdings below 10% of the total issued and outstanding common shares of Kan-Can. As of December 31, 2001, Westsphere owned a 99% interest in Kan-Can Resorts Ltd. (See "-Business of Kan-Can Resorts Ltd." and "ITEM 3. LEGAL PROCEEDINGS" below.)

VENCASH ATM/POS SERVICES INC.

On May 16, 2000, Westsphere incorporated VC/POS/ATM Services Inc. ("Services") under the laws of the Province of Alberta for the purpose of providing servicing for ATM machines and sales and servicing for the "POS" (point of sale) market. "Point of Sale" is described as an electronic terminal that accept bank debit cards and credit cards to pay by way of direct settlement to the retailers account from the customers banking or credit card provider on a daily basis for a purchase of goods or services. On November 9, 2000 the company changed its name to VENCASH ATM/POS SERVICES INC. (See "-Business of Vencash ATM/POS Services Inc." below.)

WESTSPHERE SYSTEMS INC.

On May 16, 2000, Westsphere incorporated 880487 Alberta Ltd. under the laws of the Province of Alberta. On October 26, 2001, this corporation changed its name to Westsphere Systems Inc. In January 2002, Westsphere Systems Inc. began business in the areas of hosting web sites, leasing disk space and network services. (See "-Business of Westsphere Systems Inc." below.)

E-DEBIT INTERNATIONAL INC.

Westsphere owns a ninety percent (90%) interest in E-Debit International Inc. E-Debit International Inc. a provider of pre-paid debit cards. (See "-Business of E-Debit International Inc." below.)

TRAC POS Processing Inc.

Westsphere owns a ten percent (10%) interest in TRAC POS Processing Inc. TRAC POS Processing Inc. is a distributor and financial processor of "POS" (point of sale) terminals. (See "-Business of TRAC POS Processing Inc." below.) The majority controlling interest in TRAC POS Processing Inc. is Mr. Joseph Bowser and his family. Mr. Bowser is also the President of Vencash Capital Corporation.

CAMROSE CONVENTION INN INC.

Westsphere holds a ten percent (10%) interest in this newly formed corporation, which is currently inactive.

Westsphere's Business

Westsphere's principal place of business and its executive offices are located at 1528 9th Avenue S.E., Calgary, Alberta, Canada T2G 0T7. Westsphere's agent for service of process is located at 5801 West 11th Street Suite 101 Greeley, Colorado 80634.

Westsphere, through its wholly owned subsidiary, Vencash Capital Corporation, also maintains offices at #2 & #3, 3620-29th Street N.E., Calgary, AB T1Y 5Z8. (See "DESCRIPTION OF PROPERTIES" below.)

Westsphere provides financial services and packages to its subsidiaries and intends to conduct its operations through its wholly-owned subsidiaries, Vencash Capital, Westsphere Financial, Services and Westsphere Systems Inc. 880487, and through its 99% owned subsidiary, Kan-Can and through its 90% owned subsidiary E Debit. (See "-General Description and Development of Business".)

 a. Business of Vencash Capital Corporation

Vencash Capital Corporation has been in the past and is presently the Company's major material subsidiary operation producing nearly all of the Company's consolidated revenues.

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

The Entry of Vencash into the ATM Business

Vencash Capital identified the opportunities brought about by the privatization of the ATM business. During December 1997, the first privately owned ATMs were placed in Western Canada. In July 1998, Vencash Capital entered the "white label" ATM market place. Vencash contracted with TNS Smart Network Inc. of Etobicoke, Ontario, a company providing switching services to the industry and became the 7th Canadian Channel authorized to participate within the "white label" ATM business.

By March 1999, Vencash Capital had placed and held under its management 90 ATMs across Canada, primarily in the Provinces of Ontario, British Columbia and Alberta. Of the 90 ATM's, 10 units were owned by Vencash Capital Corporation, 52 units were site owned and 28 units were investor owned. Westsphere reached an agreement with Vencash Capital to fund by way of lease and loan agreements the expansion of Vencash's placement of ATMs. By the year-end of 1999, through Westsphere's financial assistance, Vencash expanded management and ownership from 90 units to a total of 102 ATMs across Canada, increasing its network to the Maritime Provinces by establishing two new distributorships, one in Prince Edward Island and one in New Brunswick.

As of December 2001, Vencash Capital has sites located nationally across Canada and holds under management 323 automated teller machines ("ATMs") in Canada, most notably in the Provinces of Ontario, British Columbia and Alberta. Of these 323 ATMs, which were placed by Vencash, 71 are owned by Vencash Capital and the balance, are owned by private purchasers. Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada and presently has 14 distributors of its equipment, products and services, under license across Canada and 9 contracted sales persons in the Province of Alberta, Canada.

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

Vencash Capital intends to expand its existing ATM business with a view to grow its ATM terminal placement network to the point of developing Vencash Capital into a self sufficient "Switch" associated directly with the Canadian INTERAC network. A "Switch" is described as a financial currency processor of moneys including customer deposits being dispensed by ATM equipment combined with all fees charged associated to the dispensing of the money from the ATM at the request of a customer, and provides settlements to Interac Direct Payment and credit card transactions. The "Switch" supplies the financial information to the "Channel" in relationship to the processing of all surcharge fees that are associated with the customer use of the ATM. The opportunities for Vencash to become a switch are of foremost importance to management and they have given this project the highest priority.

Current Stage of Corporate Development

It is the opinion of Westsphere's management that the acquisition of Vencash has brought a very significant opportunity to the fore with positive returns having been achieved in a very short period. Westsphere will focus on supplying the required funding for the growth of its leasing of equipment to Vencash customers through its wholly owned subsidiary Westsphere Financial Group Ltd. (See - Business of Westsphere Financial Group Ltd.) to allow for the growth of the Vencash distribution network.

Growth Strategy & Market Niche

Vencash management's plan is to capture immediate dramatic growth within the ATM market place as follows:

a. To continue the purchase and placement of 300 ATM units over the next 15 months to be staged in quarterly;

b. To work with Westsphere Financial Group Ltd. in order to obtain the financing for further site placement by having Westsphere Financial provide the funding for leasing and purchase contracts, which will allow the Company to meet its goals to place units and to capture the front end revenues.

c. To continue to move to become a non-financial institutional member of INTERAC and an indirect connector either directly or through a joint venture. This will allow Vencash to provide switching services for shared cash dispensing, data processing and other associated services in connection with the network, switches, gateways and operation of electronic data capture equipment, including but not limited to ATMs and "point of sales" terminals.

d. To continue to grow the regional distribution network in both sales and servicing of ATM's and POS.

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

The "Canadian Interac Association" reports that since the completion of national implementation in 1994, Interac Direct Payment has increased by 800%. In 1999, Canadians used the Interac Direct Payment Service almost 1.7 billion times. That number is anticipated to exceed 2 billion in the year 2001, with growth in excess of 10% for the year 2002. On a per capita basis, Canadians use ABMs and debit more than anyone else in the world. Consumer tracking research conducted by Interac Association in 1999 shows that debit card services are now on par with cash as the preferred "way to pay" for Canadians. Internationally, Canada is number one, leading the world in debit card use for purchases on a per capita basis.

Westsphere's management considers the business opportunities being afforded by the recent Canada Bank Act deregulation to be very significant. The Canadian market has only been available since deregulation in 1998, which allowed for private ownership and operation of ATM within the Interac system and is in its infancy in comparison to the market experience in the United States. The United States market has developed over the past fifteen years and has reached its present mature levels, making it very difficult for expansion. The Canadian market, enhanced by national access to all regions within Canada through the Interac System allows for the opportunity for Westsphere to grow Vencash expansion through sales and distribution networks. Combined with acquisition opportunities, Westsphere's management view the growth potential within the ATM and point of sale business in Canada to be very viable and one to be pursued aggressively.

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

(e) Cash Station - A Victoria based company with ATM machines in service across Western Canada.

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

While there are a number of competitors in the business, many of whom have substantially more equipment in the market than Vencash, the management of Vencash expects to make a rapid move to expand the business operations of Vencash by the sourcing of acquisitions in not only the ATM industry but also in the "point of sale " industry. Through management's selective placement and monitoring of ATM's maximum value for placement will result in high percentage returns per terminal per placement. The Company is one of the only companies actively pursuing the newly deregulated POS market.

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

Management searches out the latest advancements in market research and product development to improve products and follow-on products through successful joint venture deployments and test programs from our suppliers to determine market acceptance of product introduction. Follow-on will be introduced into developed markets before existing products enter the declining stage of their life cycles.

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

Groups consisting of management, staff, strategic partners will meet regularly to review operations and discuss ways to improve the quality of current products and services, develop new products and services and streamline delivery processes, control costs, improve relationships with suppliers, distributors, dealers and above all customers. It is management's belief that the Company's information- integrated operations will result in the following benefits to the Company:

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

Vencash Capital Corporation has processing agreements as follows:

TCS (Canada) Ltd., executed June 24, 1999.

Calypso Canada Ltd. executed August 1999.

Card Capital Corporation executed August 2001.

Vencash Capital presently has 14 distributors of its equipment, products and services, under contract across Canada and 9contracted sales persons in the Province of Alberta, Canada. Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada. The expansion of the present operation of Vencash Capital will allow for vertical integration of other opportunities for the Company to supply financial services and packages, which can be marketed in conjunction with the ATM placement network

The private "white label" ATM business is highly competitive. The Company faces competition from large numbers of companies engaged in the selling and servicing of ATM products in all areas in which it may attempt to operate in the future. Many of the programs and companies so engaged possess greater financial and personnel resources than the Company and therefore have greater leverage to use in developing technologies, establishing plants and markets, acquiring prospects, hiring personnel and marketing. Accordingly, a high degree of competition in these areas is expected to continue. The major banks could aggressively enter the "white label" market and the Company could not overcome or compete with them due to their financial and corporate strength.

The Company has a large customer base and a large geographical area in which to market its products.

There are no specific governmental laws, rules or regulations that are applicable to the Company's operations or those of its subsidiaries. The Company is subject to the terms and conditions applicable to channels as forth by the INTERAC network system.

b. Business of Westsphere Financial Group Ltd.

On May 18, 1999, the Company incorporated Westsphere Financial Group Ltd. a company incorporated pursuant to the laws of the Province of Alberta, Canada ("Westsphere Financial"), as a wholly owned subsidiary to provide lease financing for ATM machines to Vencash Capital and to provide equity financing loans to independent equipment purchasers who may or may not be contracted with Vencash Capital.

Since incorporation, Westsphere Financial has entered into two test leases with independent ATM lessees and four (4) in-house finance contracts with independent ATM owners to examine the potential of the business model. Presently Westsphere Financial has no further capital resources available to expand on its intended business, however, it could seek funds from the Company, other financial institutions or equity investors should leasing opportunities become available. Westsphere Financial is presently negotiating for a line of credit with a financial institution, which would allow for substantial expansion of its business operations.

Although the Company has invested limited funding to Westsphere Financial to date, the Company's management views the expansion of this wholly owned subsidiary to be a significant factor in the growth of consolidated revenues.

c. Business of Kan-Can Resorts Ltd.

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

d. Business of Vencash ATM/POS Services Inc.

On May 16, 2000, the Company incorporated VC/POS/ATM Services Inc. a company incorporated pursuant to the laws of the Province of Alberta, Canada ("Services"), as a wholly owned subsidiary to provide ATM services and point of sale to the industry. Services have had no business activity to the date of this filing.

e. Business of Westsphere Systems Inc.

On May 16, 2000, the Company incorporated Westsphere Systems Inc. (originally under the name 880487 Alberta Ltd.) pursuant to the laws of the Province of Alberta, Canada ("Westsphere Systems"), as a wholly owned subsidiary and changed its name on October 1, 2001.

Westsphere Systems was formed to be Company's technical services arm and is initially focusing its business development primarily by;

    Operating as the technical arm to Westsphere and its related subsidiaries or joint venture partners, providing internal security for the intellectual property and technical development of these properties on behalf of these companies or partners.

    Providing premium web-hosting services to re-sellers and the general public. With an unmatched OC12 and OC48 connection directly into the internet, sheer speed allows for unique product marketing and allows for the sale and distribution of wholesale broadband to multi-gigabyte users at very reduced rates.

    Providing development space and business support for burgeoning product developers in joint venture relationships, where by certain proprietary rights and development is obtained for services supplied by Westsphere Systems and integrate this development to Westsphere's present subsidiaries.

Westsphere Systems has a staff of (4) four with very diverse technical backgrounds including;

    Hardware and Systems design specialists with twelve (12) years international experience.

    Server and DNS specialists with global experience particularly centered in Korea and eastern Asia.

    Multi-national professional sales experience centering on sale of electronic components and equipment

    Software engineering and development

The Company has invested limited funding to Westsphere Systems to date, the Company's management views the expansion of this wholly owned subsidiary to be a significant factor in the growth of consolidated revenues.

f. Business of E-Debit International Inc.

E-Debit International Inc. ("E-Debit") was incorporated pursuant to the laws of the Province of Alberta, Canada. Initial development stages focused on meeting the payment system needs of current and potential online shoppers. E-Debit's business model was based on an anonymous payment system to protect the identity of the purchaser while allowing for guaranteed payment to the merchant. This was to be accomplished by developing and marketing a secure, anonymous online payment system that could be used by online consumers and merchants.

The consequences of the events of September 11th 2001, cause the management and officers of Westsphere to seriously look at the anonymity factor of the E-debit process, particularly the fact that the E-debit process allowed for the anonymous transfer of currency. The anonymity extended to E-Debit itself as the E-debit account holder's identity would not be available to E-Debit once the account numbers for that individual account had been changed by the account holder allowing for currency transfer without any ability to track or trace the account holder.

The Directors, Officers and shareholders of Westsphere will not participate in any activity that might aid, benefit or cause any impediment for law enforcement to track and identify the transfer of funds from one source to another whether it is personal or corporate. As a result the anonymity aspect of E-Debit's business model has been amended in order to incorporate and integrate the E-debit process into the aspects of our ATM and Point of Sale business. E-Debit has had no business activity to the date of this Annual Report.

E-Debit is being developed to meet the payment system needs of current and potential online shoppers. This is to be accomplished by developing and marketing a secure, anonymous online payment system that can be used by online consumers and merchants.

The E-Debit card allows consumers to access E-Debit's patent protected online payment system. This payment system utilizes existing electronic funds transfer protocols, allowing consumers to shop online without a credit card. The E-Debit card, like cash, is denominational; it is available in fixed dollar values (ranging from $20 to $500). As a further similarity to cash, the E-Debit card allows for complete anonymity. When a consumer makes an online purchase using an E-Debit card, no information is given to the merchant during the course of the purchase unless; the consumer actively gives it. Customers will be able to purchase E-Debit cards at E-Debit Internet kiosks and at selected retail locations initially in the Canadian and United States domestic market with expansion internationally.

Westsphere has 4 full-time employees and 3 consultants, 2 of which serve as officers and directors of the Company. Vencash Capital Corporation has 8 full-time employees working in their offices in Calgary, Alberta. Westsphere Systems Inc. has 1 full-time employee, 1 full-time consultant and 1 part-time consultant.

The Company does not engage in research and development activities.

ITEM 2. DESCRIPTION OF PROPERTIES

Principal Plants and Other Property

Westsphere's property holdings are as follows:

1. 1528 - 9th Avenue S.E.. Calgary, Alberta T2G OT7

Effective February 1, 2002, Westsphere leases this property at the rate of $3,445 per month; this property includes 3,840 square feet and serves as Westsphere's administrative headquarters.

  #2&3 - 3620 - 29th Street N.E., Calgary, Alberta T1Y 5Z8

  Westsphere's wholly owned subsidiary, Vencash Capital Corporation, leases this property for $1,561 per month. This property includes 3,440 square feet and Vencash uses these facilities for its operating headquarters.

  Suite 960, 555 West Hastings Street, Vancouver, B.C. V6N 4N4

Westsphere's wholly owned subsidiary, Westsphere Systems Inc., leases this property for $944 per month includes 560 square feet. Westsphere Systems uses these facilities for its operating headquarters.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Westsphere's common stock was approved for quotation on the NASD.OTC:BB under the symbol "WSHA" on June 22, 2001. The information set forth below was provided by StockWatch's website. As of April 12, 2002, there were 19 market makers in Westsphere's stock. The last available reported trade by the OTC/BB prior to the filing of this report was April 12, 2002 at $0.07.

2001	High	Low
3rd Quarter 4th Quarter	$1.18 $1.30	$0.019 $0.11

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 20 2002, Westsphere had 406 shareholders of record of its common stock.

No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. Westsphere does not anticipate or intend upon paying dividends for the foreseeable future.

  RECENT SALES OF UNREGSITERED SECURITIES

In June 1999, the Company acquired certain interests in Kan-Can Resorts Ltd. pursuant to an Agreement for Purchase and Transfer of Shares in exchange for 290,000 shares of the Company's common stock. These shares were issued at a deemed price of $92,800 and issued pursuant to the private sale exemption found in Section 4(2) of the Securities Act. Therefore, Westsphere has become a 99% owner of Kan-Can Resorts Ltd.

On October 15, 2000 the Company received notices from holders of $61,137 of convertible debentures that they were electing to convert their debentures into 305,685 shares of common stock.

On October 16, 2000 the Company received notices from holders of $95,937 of convertible debentures that they were electing to convert their debentures into 479,685 shares of common stock.

In January 2001, the Company conducted a private placement offering memorandum under Rule 506 of Regulation D of the Securities Act of 1933. Each Unit is comprised of one share of common stock and two purchase warrants; the first warrant has an exercise price of $0.75 and expires 1 year from the date of purchase of the Unit, and the second warrant has an exercise price of $1.00 and expires 2 years from the date of purchase of the Unit. Under this offering, 379,041 Units were issued at $0.50 per Unit.

On June 20, 2001, the Company received notices from certain warrant holders to exercise their right to convert their warrants into shares of the Company's common stock, wherein 13,192 shares will be issued at $0.30 per share.

On July 27, 2001, the Company received notices from holders of $9,235 of convertible debentures that they were electing to convert their debentures into 28,860 shares of common stock.

On October 11, 2001, the Company acquired an additional 60% interest in E-Debit International Inc., along with $18,670 shareholder loan, from Julio Rivera pursuant to an Agreement for Purchase and Transfer of Shares in exchange for 200,000 shares of the Company's common stock. These shares were issued at a deemed price of $100,000 and issued pursuant to the private sale exemption found in Section 4(2) of the Securities Act.

On October 18, 2001, the Company acquired an additional 57% interest in Kan-Can Resorts Ltd. along with $62,850 shareholder loan pursuant to an Agreement for Purchase and Transfer of Shares in exchange for 200,000 shares of the Company's common stock. These shares were issued at a deemed price of $100,000 and issued as a private sale under Section 4(2) of the Securities Act.

On November 1, 2001, the Company conducted an offering under Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933 of 202,000 shares of its common stock at $0.50 per share.

None of the sales of securities described above involved the payment of any commissions or discounts.

ITEM 6. PLAN OF OPERATION

The Company, based on its current cash flow, cash and other current assets, has sufficient resources to meet its operating expenses for only the next 4 months. Although the Company's subsidiary, Vencash Capital Corporation, generates sufficient cash to meet its own operating expenses, it is not sufficient to cover the operating expenses of Westsphere Asset Corporation or the other subsidiaries. The Company's management believes it must raise between $200,000 and $250,000 to meet its operating expenses for the next 12 months. Management intends to raise such funds from private placements of the Company's securities and/or private loans.

Westsphere expects that it will also need to raise an additional $1 million in order to with continue the current rate of growth of Vencash Capital. The $1 million would allow Vencash Capital to purchase and place an additional 100 ATM machines.

Westsphere also intends to acquire a controlling interest in TRAC POS Processing Inc. Currently, Westsphere owns a 10% interest in TRAC POS. It is impossible at this stage to ascertain the cost of this acquisition. In any event, if Westsphere is able to complete this acquisition, Westsphere will have to raise additional funds and/or issue additional shares of its common stock to close the transaction.

Westsphere expects that it will not have a significant increase in employees during the next 12 months; however, it expects that Vencash Capital will hire 2-3 additional employees during such period of time.

ITEM 7. FINANCIAL STATEMENTS

Independent Accountants' Report

Board of Directors
Westsphere Asset Corporation, Inc.

We have audited the accompanying consolidated balance sheets of Westsphere Asset Corporation, Inc. as of December 31, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements as at December 31, 2000 and for the year then ended have been restated to give effect to the reverse acquisition as described in Notes 1 and 3.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westsphere Asset Corporation, Inc. as of December 31, 2001 and December 31, 2000 and the consolidated results of its operations, stockholders' equity, and its cash flows for the years ended December 31, 2001 and December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller and McCollom
MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
April 10, 2002

Westsphere Asset Corporation, Inc.
Consolidated Balance Sheets
December 31, 2001 and 2000

ASSETS	2001	2000 Restated See Note 3
CURRENT ASSETS
Cash and cash equivalents	$134,004	$164,794
Accounts receivable net of $4,818 allowance for doubtful accounts at December 31, 2000	144,924	43,223
Current portion of long term receivable -- related party	7,145	6,689
Inventory	116,060	90,583
Prepaid expense and deposit	11,623	11,923
Current portion of mortgage receivable	35,452	--
Total current assets	449,208	317,212

Property and equipment, net (Note 4)	380,686	236,003
Patent and trademarks, net of $2,357 amortization	216,902	--
Mortgage receivable	280,053	--
Investment in direct financing and sales-type leases	--	5,353
Deferred site development costs, net of $16,255 amortization at December 31, 2000	20,179	32,083
Investment in Kan-Can Resorts, Ltd.	--	100,593
Non-current loans and in-house financial receivables	92,686	53,976
Future tax benefits	2,354	13,357
Other investments	3	1,333

Total assets	$1,442,071	$759,910

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$376,167	$201,259
Deposit payable	67,015	29,452
Current portion of debenture payable	16,969	--
Income tax payable	3,153	--
Total current liabilities	463,304	230,711

Minority interests	992	--
Shareholder loan -- related parties	59,346	9,663
Convertible debentures (Note 7)	166,338	212,451
Non-current lease obligation	2,578	--
Total liabilities	692,558	452,825

COMMITMENTS AND CONTINGENCIES - (Note 14 and 15)	--	--

STOCKHOLDERS' EQUITY - (Notes 6 and 12)
Common stock - authorized 75,000,000 shares, no par value; 21,125,217 shares issued and outstanding at December 31, 2001 and 20,037,608 at December 31, 2000	934,332	429,634
Common stock warrants (Note 8)	190,285	132,905
Accumulated other comprehensive income	(45,220)	(12,473)
Accumulated deficit	(329,884)	(242,981)
Total stockholders' equity	749,513	307,085

Total liabilities and stockholders' equity	$1,442,071	759,910

Westsphere Asset Corporation, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2001 and 2000
		2001		2000 Restated See Note 3
Revenue -
Equipment and supplies		$715,365		$666,758
Residual and interchange income		933,665		501,981
Other		51,855		67,671
Total revenue		1,700,885		1,236,410

Cost of sales -
Equipment and supplies		499,120		541,811
Residual and interchange costs		333,929		--
Commissions		58,218		--
Other		23,845		52,877
Total cost of sales		915,112		594,688

Gross profit		785,773		641,722

Administrative expenses -
Depreciation and amortization		112,828		46,359
Consulting fees		110,948		132,957
Legal and accounting fees		58,454		18,525
Salaries and benefits		255,371		236,207
Travel		154,814		86,926
Other		270,026		206,243
Total administrative expenses		962,441		727,217

(Loss) from operations		(176,668)		(85,495)

Other income -
Interest income		1,051		769
Interest expense		(2,370)		(18,681)
Gain on asset sales		104,564		--

Net (loss) before income taxes		(73,423)		(103,407)

Provision for income taxes -
Current		(3,172)		--
Deferred		(10,308)		--
Future income tax benefit		--		13,484
		(13,480)		13,484

Net (loss)		$(86,903)		$(89,923)

Net (loss) per common share	$	*	$	*

Weighted number of shares outstanding

* Less than ($.01) per share

Other comprehensive income (loss) -
Net (loss) earnings		$(86,903)		$(89,923)
Foreign currency translation gain (loss)		(32,747)		(8,685)
Total comprehensive income (loss)		$(119,650)		$(98,608)

Westsphere Asset Corporation, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2001 and 2000
				Equity
				Adjustment
				From
			Common	Foreign
	Common Stock		Stock	Currency	Accumulated
	Shares	Amount	Warrants	Translation	Deficit	Total
Balance, December 31, 1999 (Restated -- See Note 3)	18,259,553	$288,754	$36,711	$(3,788)	$(153,058)	$168,619

Shares and warrants issued for conversions of debentures (Note 7)	1,778,055	140,880	96,194	--	--	237,074
Foreign currency translation adjustment	--	--	--	(8,685)	--	(8,685)
Net (loss) for the year ended December 31, 2000 (Restated -- See Note 3)	--	--	--	--	(89,923)	(89,923)
Balance, December 31, 2000 (Restated -- See Note 3)	20,037,608	429,634	132,905	(12,473)	(242,981)	307,085

Shares issued for conversion of debentures (Note 7)	28,860	9,235	--	--	--	9,235
Shares issued in settlement of legal fees	64,516	32,258	--	--	--	32,258
Shares and warrants issued to purchase controlling interest in E-Debit International, Inc.	200,000	100,000	--	--	--	100,000
Shares issued to purchase interest in Kan-Can	200,000	100,000	--	--	--	100,000
Shares and warrants issued for cash	581,041	232,446	58,075	--	--	290,521
Shares issued upon exercise of warrants	13,192	4,695	(695)	--	--	4,000
Value of stock options issued in acquisition of Kan-Can	--	24,454	--	--	--	24,454
Value of stock options issued to non-employees	--	1,610	--	--	--	1,610
Foreign currency translation adjustment	--	--	--	(32,747)	--	(32,747)
Net (loss) for the year ended December 31, 2001	--	--	--	--	(86,903)	(86,903)
Balance, December 31, 2001	21,125,217	$934,332	$190,285	$(45,220)	$(329,884)	$749,513

Westsphere Asset Corporation, Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Net (loss) from operations	$(86,903)	$(89,923)
Reconciling adjustments -
Common shares and warrants issued for expenses	33,868	--
Depreciation and amortization	112,828	46,767
Provision for bad debt	--	4,818
Gain on sale of assets	(104,564)	--
Changes in operating assets and liabilities
Accounts receivable	(109,946)	(74,001)
Investment in direct financing and sale-type leases	5,353	34,196
Inventory	(25,477)	27,910
Prepaid expenses and other	1,630	1,707
Deposit payable	37,563	20,555
Accounts payable and accrued liabilities	174,908	76,894
Income tax payable	3,153	--
Future tax benefit	11,003	(13,357)
Deferred site development cost	11,904	(3,847)
Net cash provided by (used for) operations	65,320	31,719

Cash flows from investing activities:

Purchase of Kan-Can Resorts, Ltd.	--	3,335
Purchase of equipment	(446,923)	(222,807)
Disposal of equipment	71,401	--
Other investments	(39,166)	(1,333)
Net cash (used for) investing activities	(414,688)	(220,805)

Cash flows from financing activities:
Issuance of common stock and warrants	294,521	--
Note payable to bank	--	(40,130)
Loans from Shareholders	49,683	5,224
Convertible debentures	--	335,204
Lease obligations	2,578	--
Net cash provided by financing activities	346,782	300,298

Minority interest	992	--
Gain (loss) on foreign currency translation	(29,196)	(8,685)
Net change in cash and cash equivalents	(30,790)	102,527
Cash and cash equivalents at beginning of period	164,794	62,267
Cash and cash equivalents at end of period	$134,004	$164,794

Supplemental schedule of noncash investing and financing activities
Conversion of convertible debentures to common stock	$9,235	$237,074
Debenture cancelled in settlement of account receivable	8,245	--
Shares and options issued for acquisition of interest in Kan-Can Resorts Ltd.	124,454	--
Shares and warrants issued for acquisition of interest in E-Debit International, Inc.	$100,000	$--

Westsphere Asset Corporation, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2001 and 2000

Note 1 - Organization and Principles of Consolidation

Westsphere Asset Corporation Inc. (Westsphere) (Company) was incorporated in Colorado on July 21, 1998 as Newslink Networks TDS, Inc. and changed its name to Westsphere Asset Corporation Inc. on April 29, 1999. On December 12, 1998, Westsphere acquired 41% of Vencash Capital Corporation (Vencash), a Canadian Corporation, and then on December 17, 1999, Westsphere acquired the remaining 59% of the outstanding stock of Vencash. The Vencash stock was acquired by exchanging the Company's common stock to shareholders of Vencash. The Company accounted for its acquisition of Vencash on the purchase method. Vencash is in the business of selling and installing cash vending machines (ATM machines) throughout Canada. Since certain shareholders were shareholders of both corporations (See Note 3), the Company accounted for its' acquisition of Vencash as a reverse acquisition which is a capital transaction and not a business combination. On May 18, 1999, Westsphere formed a wholly owned Canadian subsidiary, Westsphere Financial Group Ltd. (Financial), which was organized to lease cash vending machines. On June 1, 1999, Westsphere acquired an interest in Kan-Can Resorts Ltd. (Kan-Can) by exchanging 290,000 shares of its common stock for a 10% interest in Kan-Can. During 2001 the Company acquired additional stock in Kan-Can and owned 99% of the stock at December 31, 2001. (See Note 9 describing the additional acquisition of Kan-Can common stock). On May 16, 2000, Vencash ATM/POS Services Inc., (formerly VC/POS/ATM Services Inc.) (Services) and Westsphere Systems Inc. (formerly 880487 Alberta Ltd.) (Systems) were incorporated as wholly owned subsidiaries of Westsphere. On August 1, 2000, Westsphere acquired a 5% interest in E-Debit International Inc. (E-Debit) for $1,350 cash. The Company completed the acquisition of an additional 85% interest in E-Debit as described in Note 10. On September 23, 1998, Vencash Capital Corporation incorporated Vencash Financial Corporation (Vencash Financial) as a subsidiary. Services operated during the first three months of 2001 and is currently inactive. Vencash Financial and E-Debit have had no business activity. The Company elected December 31 as its fiscal year.

The accompanying consolidated financial statements include the Company and its' operating subsidiaries, Vencash and Financial, and its' investments in Kan-Can and E-Debit. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in United States dollars. All inter-company accounts have been eliminated in the consolidation.

Certain comparative figures for 2000 have been reclassified to conform to the current year presentation.

Note 2 -- Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and to report amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

 For the purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Estimated Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and loans payable to related parties reflected in the financial statement approximate fair value due to the short-term maturity of the instruments.

Inventory

Inventory consists of cash vending machines and valued at the lesser of cost on a first-in, first-out method or net realizable value.

Earnings (Loss) per Share

Earnings (loss) per share is computed by the weighted average number of shares outstanding during the periods ended December 31, 2001 and 2000. Fully diluted earnings per share are not presented because they are anti-dilutive.

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Note 2 - Summary of Significant Accounting Policies, continued

Other

The Company expenses advertising costs as incurred and the total amounts for 2001 and 2000 where minimal.

The Company paid no dividends in 2001or 2000.

Revenue Recognition

Revenues from sales, leasing and servicing of individual cash vending machines are recognized, when substantially all significant events to be provided by the Company have been performed. (See Note 5)

Foreign Currency

The functional currency of the Company and its' subsidiaries is the Canadian dollar. Assets and liabilities in the accompanying financial statements are translated to United States dollars at current exchange rates; related translation adjustments are reported as other comprehensive income, a component of stockholders' equity. Income statement accounts are translated at the average rates prevailing during the period and any current adjustments are made to current net income.

Risks and Uncertainties

The Company is subject to substantial risks and uncertainties inherent in the sale and operation of leasing vending machines in Canada. The Company's activities are subject to certain governmental regulations and they compete with companies that have more capital resources available.

Note 3 -- Restatement of Financial Statements

As described in Note 1, the acquisition of Vencash for accounting purposes has been treated as a reverse acquisition. The effect of the restatement is to remove goodwill as an asset that had been recorded under the purchase method of accounting. The change was made effective as of December 31, 1999. The net income in the statements of operations for the year ended December 31, 2000 was decreased by $19,438, resulting from the elimination of the amortization of goodwill of $16,418 and an adjustment for currency translation.

Certain reclassifications have been made to prior year amounts with effect on net income.

Note 4 -- Property and Equipment

	Gross Investment at Cost	Accumulated Depreciation Amortization	Net Investment	Depreciation Rate and Method
December 31, 2001 -
Office furniture and equipment	$45,567	$13,207	$32,360	20% DB
Computer hardware and software	89,062	29,801	59,261	30% DB
ATM machines	365,145	82,574	282,571	30% DB
Other	9,754	3,260	6,494
	$509,528	$128,842	$380,686
December 31, 2000
Office furniture and equipment	31,642	$7,287	24,355	20% DB
Computer hardware and software	36,458	12,901	23,557	30% DB
ATM machines	206,117	31,206	174,911	30% DB
Other	18,034	4,854	13,180
	$292,251	$56,248	$236,003

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

Note 5 - Recent Accounting Pronouncements

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

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective as of the third quarter of fiscal year ending December 31, 2001. Management has adopted the provisions of this Bulletin during the third quarter ending September 30, 2001 and the adoption does not have a material impact on the Company's financial statements.

Note 6 -- Common Stock

During the year ended December 31, 2000, the Company had a 1.5 to 1 stock split. The accompanying financial statements reflect this stock split.

During 2001, the Company issued 581,041 shares of its common stock under private placement for $.50 per share.

Note 7 -- Convertible Debentures -- Related Parties

The Company had $166,338 and $212,451 of convertible debentures outstanding to related parties at December 31, 2001 and 2000, respectively. The outstanding debentures are payable to persons who are shareholders of the Company. The debentures are convertible into common stock of the Company at $.32 per share for the first year, $.50 per share during the second year, and $.75 a share following their issuance.

During 2001 and 2000, the Company issued 28,600 and 1,778,055, respectively, shares of its common stock in satisfaction of $9,235 and $237,074 of convertible debentures.

A portion of a debenture was reduced by $13,904 representing the sale of ATM machines, which were sold to the holders on the same basis as the other customers.

Note 8 -- Shares Reserved for Outstanding Warrants

The Company had outstanding warrants to purchase 3,290,998 and 2,546,108 shares of its' common stock at December 31, 2001 and 2000 respectively, at prices ranging from $.30 to $1.00 per share. The warrants became exercisable in 2001 and expire at various dates through 2004.

The following schedule shows the warrants outstanding and changes made during the years ending December 31, 2001 and 2000:

	Number	Weighted Average Exercise Price
Warrants outstanding December 31, 1999	768,054	$1.00
Changes during the year 2000:
Issued	1,778,054	$0.68
Exercised	--	--
Warrants outstanding December 31, 2000	2,546,108	$0.78
Changes during the year 2001:
Issued	758,082	$0.88
Exercised	(13,192)	$0.30
Warrants outstanding December 31, 2001	3,290,998	$0.80

 Where appropriate an allocation has been made in the consolidated statements of stockholders' equity between common stock and common stock warrants to give effect to the estimated fair value of the common stock warrants.

Note 9 - Acquisition of Kan-Can Resorts Ltd.

On October 19, 2001, the Company acquired 57%, in addition to the 10% it already owned, of the common stock of Kan-Can Resorts Ltd. in exchange for 200,000 shares of the Company's common stock priced at $0.50 per share. As a part of the negotiations for the sale of Kan-Can's principal asset, a head lease and other assets shareholders of Kan-Can returned 32% of their stock to Kan-Can to be canceled. The acquisition of the additional common stock, and the return of common stock to Kan-Can, gives the Company a total of 99% of Kan-Can's outstanding stock. The acquisition is treated as a purchase. The excess of the amount paid and the indebtedness owed to the company including the settlement of legal fees was $326,243. The amount of the excess was allocated to the head lease, which was Kan-Can's principal asset. The head lease was later sold for a gain of $465,087 of which $280,053 is represented by a note receivable. The effect of including the above mentioned excess payment was to reduce the gain by $363,930.

Note 10 -- Acquisition of E-Debit International Inc.

On August 1, 2000, the Company acquired a 5% interest in E-Debit for $1,350 cash. During October 2001, the Company acquired a 25% interest in E-Debit for $9,545 and a 60% interest in E-Debit in exchange for 200,000 shares of the Company's common stock priced at $.50. The acquisition is treated as a purchase consisting principally of patents and trademarks. The excess of the amounts paid over the fair value of the net assets acquired, which were nominal, except for patents and trademarks, was allocated to patents and trademarks of $216,902 as shown in the accompanying balance sheet. Management believes that the amount allocated to patents and trademarks represents fair value of the assets acquired.

Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" addresses financial accounting and reporting: (1) at the date of acquisition of goodwill and intangible assets apart from goodwill acquired other than in a business combination and (2) all goodwill and intangible assets apart from goodwill subsequent to their acquisition. A principal requirement of this statement is to determine the useful lives of intangible assets and amortize or not amortize the intangible assets accordingly. Intangible assets apart from goodwill with finite lives are to be amortized over their useful lives to their residual value, if any, whereas goodwill and intangible assets apart from goodwill with indefinite lives are not to be amortized. Another principal requirement of this statement relates to impairment of intangible assets. This statement, in its entirety, became effective for Westsphere on January 1, 2002. Certain provisions of the statement were effective July 1, 2001 since the patents and trademarks were acquired after that date. Management believes that currently the intangible assets have an indefinite useful life, but expects that once operations commence, using the patents and trademarks, an estimated useful life will be determinable. Once the useful life is determined, the intangible assets will be amortized.

Note 11 -- Income Taxes

The Company shows an income tax benefit for $2,453 and for $13,484 for 2001 and 2000 respectively. The future tax benefit relates to Canadian income taxes and represents an amount applicable to Vencash. The parent company files United States income tax returns and has a net operating loss carry-forward of $160,700, which has been reserved due to its uncertainty of realization.

Income taxes at the statutory rate are the same as the Company's actual income taxes as follows:

	2001	2000
Canadian federal income taxes benefit at statutory rate (38.6%) resulting from the excess of undepreciated costs of property and equipment arising from differences between the Company's depreciation rates and those prescribed for income tax purposes.	$2,453	$13,484

Note 12 - Stock Based Compensation

During 2001, the Company adopted the 2001 Employees Stock Option and Stock Award Plan for directors, employees and consultants. The maximum number of shares that may be optioned or awarded under the plan is 500,000.

Following is a table of outstanding options and changes during 2000 and 2001:

	Employee Options	Non- Employee Options	Weighted Average Exercise Price
Options Outstanding, December 31, 1999	--	--	--

Options Outstanding, December 31, 2000	--	--	--
Options granted:
Employees	--	--	--
Non-employees	--	64,516	0.50
Options exercised	--	--	--

Options Outstanding, December 31, 2001	--	64,516	0.50

All outstanding options vest immediately.

Options granted during 2001 consist of:

Year and Exercise price relative to fair value of underlying stock	Weighted average fair value at grant date	Weighted average exercise price
Year ending December 31, 2001
Exercise price above fair value:	0.38	0.50

Note 12 - Stock Based Compensation, continued

If not previously exercised or canceled, options outstanding at December 31, 2001 will expire as follows:

	Range of Exercise Prices		Number	Weighted Average Exercise
Year Ending December 31,	High	Low	of Shares	Price
2002	0.50	0.50	64,516	$0.50

The fair value of each option granted during 2001 was computed using the Black-Scholes method using the following weighted-average assumptions:

Year Ended December 31, 2001
Expected Volatility:	274%
Risk-free interest rate:	2.16%
Expected Dividends:	--
Expected Term in Years:	1

As permitted by FASB Statement No. 123, the company applies the methods of APB 25 and related interpretations in accounting for stock options issued to employees. No employee options were issued in 2001 or 2000.

Note 13 -- Deferred Site Development Costs

During 1999, Vencash assumed the assets and ATM operations managed by a competitor in Ontario. Vencash has deferred the cost associated with taking over these operations and is amortizing the costs on a straight-line basis over the term of the ATM machine management agreement between Vencash and the owners of the ATM machines. The cost will be fully amortized by 2004.

Note 14 -- Commitments and Contingencies -- Leases

The Company leases office and warehouse space under non-cancelable operating leases that expire on varying dates through 2004. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year are as follows:

2002	$ 43,364
2003	$ 27,627
2004	$ 6,937
$ 77,928

Rent expenses incurred for 2001 and 2000 was $48,478 and $44,760, respectively.

Note 15 -- Subsequent Events

In January 2002 the Company adopted the 2002 Employees Stock Option and Stock Award Plan. The Plan provides for the Company to issue options for the purchase of its common stock and to provide for common stock awards to eligible employees and consultants, including employees and consultants of its subsidiaries. The maximum number of shares to be optioned or awarded under the Plan is 4,000,000 shares.

The Company settled legal fees on behalf of Kan-Can by issuing 19,082 shares of its common stock with an option to purchase an additional 19,082 shares that expires on November 14, 2002. The price of the stock was $.50 per share and the option to purchase additional shares was $.50 per share.

On January 16, 2002 the Company sold its 5% investment in TRAC POS Processing Inc. (TRAC POS) for $47,137. In addition, the Company borrowed $62,850 from the purchaser of the stock with interest at 5.75% per annum. On January 22, 2002, the Company loaned TRAC POS $62,850 with interest at 1% per month on the unpaid balance.

On January 22, 2002, the Company bought a 10% interest in TRAC POS for $47,137. The purchase of the 10% interest was from a related party. It is the Company's intent to attempt to purchase additional shares of TRAC POS until it becomes the majority shareholder.

Beginning in February 2002 the Company has leased new office space expiring in January 2007. The annual base rental amount is $23,242.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors and officers of Westsphere and its Subsidiaries

1. Management of Westsphere

The following table furnishes the information concerning the directors of Westsphere as of March 12th, 2002. The Directors of Westsphere are elected every year and serve until their successors are elected and qualify.

Name	Age	Title	Term of Service

Douglas N. MacDonald	53	Director, President, CEO	07/98 to present

Robert L. Robins	60	Director/V.P./Sec. Treasurer	07/98 to present

Wyatt McNabb	44	Director	12/98 to present

Dr. Roy Queen	57	Director	12/98 to present

Mr. Douglas N. MacDonald - Chief Executive Officer, President and a Director and one of the original founders of Vencash Capital Corporation. In March 1995 Mr. MacDonald retired from the RCMP after a distinguished twenty-five year service career. In April 1995 Mr. MacDonald developed MacDonald Gaming Corporation and MacDonald Venture Corporation. These companies were designed specifically to provide support to developers in the gaming industry and also to develop new business opportunities. Since 1998 Mr. MacDonald has devoted his time to the development of Westsphere Asset Corporation and it's subsidiary companies. Mr. MacDonald is presently President and Chief Executive Officer and is a member of the Board of Directors of both Westsphere Asset Corporation and Vencash Capital Corporation.

Mr. Robert L. Robins - Vice President, Director and Secretary Treasurer Westsphere Asset Corporation. Mr. Robins is a retired member of the Calgary Police Service, retiring in 1991 after serving in the Homicide and Criminal Intelligence Units. Prior to service with the City Police Mr. Robins was a serving member of the Canadian Armed Forces serving with the U.N. Peace Keeping in the Middle East and with NATO in Europe. After retiring from the City Police Mr. Robins was employed with Alberta Family & Social Services Fraud Investigation. Mr. Robins has a total of 38 years of experience in all levels of government Federal, Provincial and Municipal. As a result of his successful careers, the company respects Mr. Robin's counsel in the many aspects of Westsphere's day-to-day operations. Mr. Robins also sits as Secretary, Treasurer, and Director of Vencash Capital Corporation.

Mr. Wyatt McNabb - Director- Mr. McNabb has an extensive background in management and brings his experience of managing in excess of two hundred and fifty employees and the operating and controlling of a multi-million dollar corporation which requires the strictest of regulatory financial controls and procedures. Mr. McNabb has extensive private sector experience having served as the Executive Director and Games Manager of the Palace Casino, located in Edmonton, Alberta, and Alberta and Government regulatory experience as Manager of Casino Gaming operations for the Alberta Gaming and Liquor Commission. Mr. McNabb is presently a partner with a Gaming Corporation located in Edmonton, Alberta. Mr. McNabb also sits on the Board of Directors of Vencash Capital Corporation.

Doctor Roy Queen, B.A.,D.M.D.,M.S.C.,M.R.C.D. - Director - Mr. Queen attended high school in Northern Saskatchewan, graduating as Valedictorian and head of the graduation class in 1961. Dr. Queen attended the University of Saskatchewan and graduated with a Bachelor of Arts degree with a double major in Biology and Chemistry. He later attended the University of Manitoba and graduated with a Doctor of Medical Dentistry (D.M.D.). After practicing in General Dentistry in Winnipeg, Manitoba he attended the University of Manitoba receiving a master's degree in Biological Science (M.S.C.) with a thesis research paper on Congenital Deformities (Trisomy 21). Dr. Queen taught at the University of Manitoba in the department of orthodontics for one year and relocated to Kamloops B.C. to establish a practice in Clinical orthodontics and became a fellow of the Royal College of Dentistry (M.R.C.D.). Over a period of three to five years Dr. Queen developed computer software to aid in the diagnosis of x-rays presently being marketed through out Canada in the dentistry industry. He has lectured in both Canada and the United States in excess of 100 occasions, and has conducted seminars in Poland, Russia, Yugoslavia and Switzerland. Dr. Queen is a principal in the construction of a 24,000 square foot medical - dental building, a 23,000 square foot shopping mall and office complex and luxury condominiums in White Rock B.C.. Dr. Queen has been an officer and director on several publicly traded companies and brings his extensive experience and council to the management of Westsphere Asset Corporation and it's subsidiaries. Dr. Queen also sits on the Board of Directors of Vencash Capital Corporation.

Mr. Kim S. Law - Vice President of Finance - Mr. Law has held this position since May, 2000. Mr. Law has been instrumental in establishing the financial controls for Westsphere Asset Corporation and all of it's Subsidiary companies. From July 1999 to April 2000, Mr. Law was the Vice President Finance of Kan-Can Resorts Ltd., a property development company. The prior nine years Mr. Law was the Controller for Alpine Resorts Haven Ltd., a time-share development company with property in Canmore, Alberta. Mr. Law is currently enrolled in the fourth level of the CGA program with expected completion in September 2003.

Ms. Sonia Goeseels - Vice President of Administration for Westsphere Asset Corporation. This position includes the responsibilities of Executive Assistant to the Board of Directors. Ms. Goeseels has been with Westsphere Asset Corporation since May 2000. From April 1999 to April 2000 Ms. Goeseels was employed with Alpine Resort Haven Ltd. in various capacities with the responsibilities in the areas of Administration and Management.

2. Management of Vencash Capital Corporation (a wholly owned subsidiary of

Westsphere).

Name	Age	Title	Term of Service

Douglas N. MacDonald	53	Director/CEO	07/98 to present

Robert L. Robins	60	Director//Secretary/Treasurer	07/98 to present

Wyatt McNabb	44	Director	12/98 to present

Dr. Roy Queen	57	Director	12/98 to present

Joseph W. Bowser	47	President	03/01 to present

For information on Douglas N. MacDonald, Robert L. Robins, Wyatt McNabb and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

Joseph W. Bowser - President - Mr. Bowser was one of the original founders of Vencash Capital Corporation. Mr. Bowser has an extensive marketing and management background holding executive positions as General Manager of Western Canada Arrow Games, President of Associated Gaming Consultants Ltd., and National Sales Manager of Turbo Resources Automotive Products and their related companies. Mr. Bowser is also the President and CEO of TRAC /POS Processing Inc.

3. Management of Westsphere Financial Group Ltd. (a wholly owned subsidiary of

Westsphere).

Name	Age	Title	Term of Service

Douglas N. MacDonald	53	Director, President, CEO	07/98 to present

Robert L. Robins	60	Director/Secretary/Treasurer	07/98 to present

Wyatt McNabb	44	Director	12/98 to present

Dr. Roy Queen	57	Director	12/98 to present

For information on Douglas N. MacDonald, Robert L. Robins, Wyatt McNabb and Dr.

Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

4. Management of Vencash ATM/POS Services Inc. (a wholly owned subsidiary of

Westsphere).

Name	Age	Title	Term of Service

Douglas N. MacDonald	53	Director, President, CEO	07/98 to present

Robert L. Robins	60	Director/Secretary/Treasurer	07/98 to present

Wyatt McNabb	44	Director	12/98 to present

Dr. Roy Queen	57	Director	12/98 to present

For information on Douglas N. MacDonald, Robert L. Robins, Wyatt McNabb and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

5. Management of Westsphere Services Inc. (a wholly owned subsidiary of

Westsphere).

Name	Age	Title	Term of Service

Douglas N. MacDonald	53	Director, President, CEO	07/98 to present

Robert L. Robins	60	Director/Secretary/Treasurer	07/98 to present

Wyatt McNabb	44	Director	12/98 to present

Dr. Roy Queen	57	Director	12/98 to present

For information on Douglas N. MacDonald, Robert L. Robins, Wyatt McNabb and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

The Board of Directors of Westsphere Asset Corporation Inc., at present, does not have an audit committee.

The term of office for each Director is one (1) year, or until his/her successor is elected at Westsphere's annual meeting and qualified. The term of office for each officer of Westsphere is at the pleasure of the Board of Directors.

(b) Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Douglas MacDonald	Chief Executive Officer	N/A	N/A	Late/1
Robert Robins	Vice President, Sec., Treasurer and member of the Board of Directors	N/A	N/A	Late/1
Sonia Goeseels	Vice President of Administration	N/A	N/A	N/A
Kim Law	Vice President of Finance	Late/1	N/A	Late/1
Wyatt McNabb	Member of Board of Directors	N/A	N/A	Late/1
Dr. Roy Queen	Member of Board of Directors	N/A	N/A	Late/1

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

Compensation paid by Westsphere for all services provided during the fiscal year ended December 31, 2001, (1) to each of Westsphere's five most highly compensated executive officers whose cash compensation exceeded $100,000 and (2) to all officers as a group is set forth below under directors.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

Name and Principal Position	Year	Salary	Other
Douglas N. MacDonald* President and Director	1999 2000 2001	$4,109 $34,249 $33,393	0 0 0

*Mr. MacDonald receives his salary through his corporation, MacDonald and Associates.

Compensation Pursuant to Management Contracts.

Kim Law receives $37,710 per annum payable monthly for administrative services pursuant to a contract dated July 1, 2000 and ending on December 30, 2000. The contract allows for an automatic renewal every six months subject only to any defaults by Mr. Law of the terms of the contract. The contract provides for notice by either party to be delivered 30 days prior to the last day of the then current term. The contract also provides for a six-month severance package.

Through December 31, 2001, Robert L. Robins received $26,397 per annum payable monthly for promotion and business development services pursuant to a contract dated January 1, 2000 and ending on September 30, 2000. The contract allows for an automatic renewal every six months subject only to any defaults by Mr. Robins of the terms of the contract. The contract also provides for a six-month severance package. This contract expired as of December 31, 2001 and the Corporation and Mr. Robins are, as of the date of filing of this report, negotiating a new contract for his services.

Through December 31, 2001, MacDonald & Associates Gaming Specialists Inc. and/or Douglas N. MacDonald received $33,939 per annum payable monthly for administrative, business development and promotion services pursuant to a contract dated January 1, 2000 and ending on September 30, 2000. The contract allows for an automatic renewal every six months subject only to any defaults by Mr. MacDonald of the terms of the contract. The contract also provides for a six-month severance package. This contract expired as of December 31, 2001 and the Corporation and Mr. Mac Donald are, as of the date of filing of this report, negotiating a new contract for his services.

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

None.

Key Employees Incentive Stock Option Plan

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of March 20, 2002 for:

each of our directors and executive officers individually;

each person or group that we know owns beneficially more than 5% of our common stock; and

all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person. The applicable percentage of ownership for each shareholder is based on 21,268,027 shares of common stock outstanding as of March 20, 2001, together with applicable options for that shareholder. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

The following sets forth information with respect to Westsphere's Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group.

Name and address of Beneficial Owner	Number of Shares Beneficially Ownership	Percentage of Shares Outstanding
Officers and Directors
Douglas N. MacDonald 45 Sheridan Street St. Alberta, AB T9N 0S1	2,732,410 (1)	12.8%
Robert L. Robins 212, 214-11 AVE. S.E. Calgary, Alberta	311,931(2)	1.5%
Dr. Roy L. Queen McGill Road Kamloops, B.C.	1,699,545(3)	7.8%
Wyatt McNabb 212, 214-11 AVE. S.E. Calgary, Alberta	56,250	---
Kim Law 39 Hamstead Pointe N.W. Calgary, Alberta	301,000	1.4%
Sonia Goeseels 410 Strathford Bay Strathmore Alberta	750	----
Officers and Directors as a Group	4,664,803	21.9%

(1) 225,000 of these shares are held in Mr. Mac Donald's name; 225,000 shares are held in the name of Mr. MacDonald's wife, Patti; 225,000 shares are held in the name of Mr. MacDonald's son, Miles; and 2,057,410 shares are held in the name of Mac Donald Venture Corp. of which Mr. Mac Donald is the sole officer and director.

(2) 308,181, of these shares are held in the name of Mr. Robins; 2,250 shares are held in the name of Mr. Robins' corporation, P&R Holdings Ltd. and 1,500 of these shares are in the form of purchase warrants giving Mr. Robins the right to purchase up to 1,500 shares for $1.00 per share until July 2003.

(3) 990,000 of these shares are held in the name of Dr. Queen; 333,333 shares are held in the name of Mr. Queen's corporation, Drin Holdings Ltd. and 376,212 of these shares are in the form of purchase warrants giving Dr. Queen the right to purchase up to 376,212 shares for $1.00 per share until July 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Kim Law receives $37,710 per annum payable monthly for administrative services pursuant to a contract dated July 1, 2000 and ending on December 30, 2000. The contract allows for a automatic renewal every six months subject only to any defaults by Mr. Law of the terms of the contract. The contract provides for notice by either party to be delivered 30 days prior to the last day of the then current term. The contract also provides for a six month severance package.

Robert L. Robins receives $26,397 per annum payable monthly for promotion and business development services pursuant to a contract dated January 1, 2000 and ending on September 30, 2000. The contract allows for a automatic renewal every six months subject only to any defaults by Mr. Robins of the terms of the contract. The contract provides for notice by either party to be delivered 30 days prior to the last day of the then current term. The contract also provides for a six month severance package.

MacDonald & Associates Gaming Specialists Inc. and/or Douglas N. MacDonald receives $33,939 per annum payable monthly for administrative, business development and promotion services pursuant to a contract dated January 1, 2000 and ending on September 30, 2000. The contract allows for a automatic renewal every six months subject only to any defaults by Mr. MacDonald of the terms of the contract. The contract provides for notice by either party to be delivered 30 days prior to the last day of the then current term. The contract also provides for a six month severance package.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) See attached list of exhibits following signature page.

(b) Westsphere did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 15, 2002.

WESTSPHERE ASSET CORPORATION, INC.

By:/s/ Douglas N. MacDonald
Name: Douglas N. MacDonald
Title: President
Date: April 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kim Law
Name: Kim Law
Title: Principal Financial and Accounting Officer
Date: April 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Douglas N. MacDonald
Name: Douglas N. MacDonald
Title: President and Board of Directors
Date: April 15, 2002

By: /s/ Robert L. Robins
Name: Robert L. Robins
Title: Board of Directors
Date: April 15, 2002

By: /s/ Wyatt G. McNabb
Name: Wyatt G. McNabb
Title: Board of Directors
Date: April 15, 2002

By: /s/ Roy L. Queen
Name: Roy L. Queen
Title: Board of Directors
Date: April 15, 2002

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