Form 10QSB
period 2002-03-31
WESTSPHERE ASSET CORP INC
filed 2002-05-22
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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

1528-9th Ave S.E.

Calgary, Alberta Canada T2G 0T7

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

21,301,360 shares of Common Stock, no par value, as of May 10th, 2002.

Transitional Small Business Disclosure Format
(check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Consolidated Balance Sheet	F - 2
Consolidated Statements of Operations	F - 3
Consolidated Statement of Cash Flows	F - 4
Notes to Financial Statements	F - 5 to F - 6

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheet

(Unaudited)
ASSETS	March 31, 2002	December 31, 2001 Restated
CURRENT ASSETS
Cash and cash equivalents	$53,942	$134,004
Accounts receivable	195,568	144,924
Current portion of long term receivable - related party	7,126	7,145
Inventory	73,539	116,060
Prepaid expense and deposit	22,206	11,623
Current portion of mortgage receivable	35,359	35,452
Total current assets	387,740	449,208

Property and equipment, net of $135,413 and $128,842 depreciation	380,444	380,686
Patent and trademarks, net of $2,598 and $2,357 amortization	91,327	91,568
Mortgage receivable	279,315	280,053
Deferred site development costs, net of $18,824 and $16,255 amortization	17,610	20,179
Non-current loans and in-house financial receivables	79,630	92,686
Future tax benefits	2,348	2,354
Other investments	47,019	3

Total assets	$1,285,433	$1,316,737

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$400,354	$375,755
Deposit payable	80,503	67,016
Current portion of debenture payable	16,969	16,969
Income tax payable	--	3,153
Total current liabilities	497,826	462,893

Minority interests	1,308	1,323
Shareholder loan - related parties	59,189	59,346
Convertible debentures	165,855	166,338
Non-current lease obligation	2,111	2,578
Total liabilities	726,289	692,478

COMMITMENTS AND CONTINGENCIES		--

STOCKHOLDERS' EQUITY
Common stock - authorized 75,000,000 shares, no par value; 21,268,027 shares issued and outstanding at March 31, 2002 and 21,125,217 at December 31, 2001	978,093	934,332
Common stock warrants	190,285	190,285
Accumulated other comprehensive income	(38,960)	(38,258)
Accumulated deficit	(570,274)	(462,100)
Total stockholders' equity	559,144	624,259

Total liabilities and stockholders' equity	$1,285,433	1,316,737

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2002, and 2001

(Unaudited)
		2002		2001 Restated
Revenue
Sales		$489,409		$231,621
Financing income		2,025		1,072
Consulting fee income		--		7,854
Total revenue		491,434		240,547

Cost of goods sold		290,881		108,129
Gross profit		200,553		132,418

Expenses
Consulting fees		43,338		32,778
Salaries and benefits		137,673		56,373
Depreciation and amortization		25,292		17,249
Travel		26,782		49,135
Other administrative costs		74,433		55,852
Total expenses		307,518		211,387

Income (loss) from operations		(106,965)		(78,969)

Other income:
Interest income		61		175
Interest expense		(1,269)		(1,137)

Net (loss)		$(108,173)		$(79,931)

Net (loss) per common share	$	*	$	*

* Less than $(.01) per share.

Other comprehensive income:
Net (loss)		$(108,173)		$(79,931)
Foreign currency translation gain (loss)		(702)		(12,245)
Total comprehensive income		$(108,875)		$(92,176)

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2002, and 2001

(Unaudited)
	2002	2001
Cash flows from operating activities:
Net income (loss) from operations	$(108,174)	$(79,931)
Reconciling adjustments -
Depreciation and amortization	25,292	13,952
Gain (loss) on foreign currency translation	(702)	(12,245)
Provision for bad debt	--	(4,530)
Expenses paid by issuing stock	43,761	--

Changes in operating assets and liabilities -
Accounts receivable	(49,794)	(124,758)
Investment in direct financing and sale-type leases	13,056	2,294
Inventory	42,521	3,540
Prepaid expenses and other	(10,577)	(5,182)
Deposit payable	13,487	123,096
Accounts payable and accrued liabilities	20,791	74,657
Total adjustments	97,835	70,824
Net cash (used for) operations	(10,339)	(9,107)

Cash flows from investing activities:
Deferred site development cost	--	4,083
Purchase of equipment	(22,240)	(3,840)
Payment in long-term receivables	(467)	(17,615)
Investment in subsidiaries	(47,016)	--
Other	--	(8,608)
Net cash (used for) investing activities	(69,723)	(25,980)

Cash flows from financing activities:
Shareholder loan	--	(463)
Convertible debentures	--	(18,430)
Net cash provided by financing activities	--	(18,893)

Net change in cash and cash equivalents	(80,062)	(53,980)
Cash and cash equivalents at beginning of period	134,004	164,794
Cash and cash equivalents at end of period	$53,942	$110,814

Supplemental information
Interest paid	$--	$--
Income taxes paid	$--	$--

WESTSPHERE ASSET CORPORATION, INC.

Notes to Consolidated Financial Statements

March 31, 2002

(Unaudited)

Note 1 - Financial Statements

The accompanying consolidated financial statements included herein have been prepared by Westsphere Asset Corporation, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Westsphere Asset Corporation, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Westsphere Asset Corporation, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Note 2 - Summary of Significant Accounting Policies

Organization

The Company was incorporated in Colorado on July 21, 1998 as Newslink Networks TDS, Inc. and changed its name to Westsphere Asset Corporation, Inc. on April 29, 1999. On December 12, 1998, Westsphere acquired 41% of Vencash Capital Corporation (Vencash) and then on December 17, 1999, Westphere acquired the remaining 59% of the outstanding stock of Vencash by exchanging common stock. The Company accounted for its acquisition of Vencash as a reverse acquisition since certain shareholders were shareholders of both corporations. Vencash is in the business of selling and installing cash vending machines throughout Canada. On May 18, 1999, Westsphere formed a wholly owned subsidiary, Westsphere Financial Group Ltd. (Financial), which was organized to lease cash vending machines. On May 16, 2000, VC/POS/ATM Services Inc. (Services) and 880487 Alberta Ltd. (Alberta) was incorporated as wholly owned subsidiaries of Westsphere. Services and Alberta had no business activity during this period. On September 23, 1998, Vencash Capital Corporation incorporated Vencash Financial Corporation as a subsidiary, and had no business activity as of June 30, 2002.

On June 1, 1999, Westsphere acquired an interest in Kan-Can Resorts Ltd. (Kan-Can) by exchanging 290,000 shares of its common stock for a 10% interest in Kan-Can. During 2001 the Company acquired additional stock in Kan-Can and owned 99% of the stock at December 31, 2001.

WESTSPHERE ASSET CORPORATION, INC.

Notes to Consolidated Financial Statements

March 31, 2002

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

Organization (continued)

On August 1, 2000, Westsphere acquired a 5% interest in E-Debit International, Inc. (E-Debit) for $1,350 cash. The Company completed the acquisition of an additional 85% interest in E-Debit in 2001. E-Debit is a provider of prepaid debit cards. The Company accounts for its investment in E-Debit on the cost basis.

Restatement of Financial Statements

As described in Note 1, the acquisition of Vencash for accounting purposes has been treated as a reverse acquisition. The effect of the accounting for the reverse acquisition is to remove goodwill as an asset that had been recorded under the purchase method of accounting. The change was made effective as of December 31, 1999. The net income in the statements of operations for the three months ended March 31, 2000 was decreased by $2,032, resulting from the elimination of the amortization of goodwill.

Basis of Consolidation

The consolidated financial statements include the Company and its majority and wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Note 3 - Common Stock

During the three months ended March 31, 2002, the Company issued an additional 142,810 shares of its common stock for settlement of legal fees, consulting, and an employment contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

At present, Westsphere Asset Corporation ("Westsphere" or the "Company") earns its income through its wholly owned subsidiaries, Vencash Capital Corporation and Westsphere Financial Group Ltd. and Westsphere Systems Inc. Management is of the opinion that Vencash Capital Corporation will generate sufficient revenue from its operations to meet the operating expenses of Vencash Capital. However, such revenues will not be sufficient to fund the operating needs of Westsphere itself or the operating needs of its other subsidiaries, Westsphere Financial Group Ltd. and Westsphere Systems Inc. The company has sufficient cash flow to cover its operations for the next four months. Capital from equity issues or borrowings of $130,000 will be required to fund the operations of Westsphere and Westsphere Financial Group to cover the last eight months of the next twelve month period. Thereafter, the Company believes that Vencash Capital will generate sufficient funds to cover the overall operations. All dollar references in this section and in our financial statements are in U.S. dollars.

Plan of Operations

As of March 31, 2002, Westsphere had limited cash resources. Westsphere needs to raise additional funds to meet its cash requirements for the next twelve months. Westsphere intends to raise such funds from the sale of equity securities, borrowings, government grants and partnering with industry in the development of its technologies. Westsphere has been raising funds on an as needed basis from related parties and existing shareholders. These funds are presently booked as convertible debentures with no interest for the first year and an option to convert into equity. On January 18, 2002, Westsphere raised $62,685 from an existing shareholder as a promissory note with 5.75% interest rate per annum due and payable on June 18, 2002. The use of proceeds were distributed $62,685 was used to fund the asset growth of the Company's wholly-owned operating subsidiary, Westsphere Financial Group Ltd.

During the quarter ended March 31, 2002, Westsphere advanced funds of $93,197 to its wholly owned subsidiary, Westsphere Financial Group Ltd., to fund short-fall operating expenses and to fund to expand finance business. Westsphere advanced funds of $19,812 to its wholly owned subsidiary, Westsphere Systems Inc., to fund short-fall operating expenses. Westsphere advanced funds of $1,635 to its majority interest in E-Debit International Inc., to fund short-fall operating expenses. During such quarter, the Company also advanced $29 to its related company, TRAC POS Processing Inc., to fund short-fall operating expenses and advance $4,772 to its related company, Camrose Convention Inn Inc. to fund short-fall operating expenses. The Company also received repayment of $5,391 from its related company KanCan Resorts Ltd.

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

Short Term

On a short term basis, Westsphere's subsidiary, Vencash Capital Corporation, is expected to generate sufficient revenues to meet the overhead needs of Vencash Capital Corporation and Westsphere. In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds for the last six months of the next twelve month period.

Long Term

As mentioned above, Westsphere believes that its subsidiary, Vencash Capital, generates sufficient ongoing revenue to ensure that Westsphere is a going concern. It is anticipated that operations will have substantial increases in net cash flow at the fiscal year ended December 31, 2002. Westsphere will remain reliant on the successful development and marketing of the products related to its business for possibility of future income.

Capital Resources

The primary capital resources of Westsphere are the operations of its wholly owned subsidiary, Vencash Capital. The secondary capital resource will be the sale of shares of Westsphere common stock, which may be illiquid because of resale restrictions and/or as a result of its inability to sustain the growth of its market and the risk of takeover by competitors. Westsphere may thus have to locate debt financing, joint ventures or merger/acquisition candidates to meet its operations expenses and will be required to raise funds by loans, joint ventures or equity financing in order to meet these commitments.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

On April 18, 2002, $125,368 was raised as a loan from an existing shareholder of Westsphere, June Barr, through the issuance of a promissory note. The borrowers on the note are a wholly-owned subsidiary of the Company, Westsphere Financial Group Ltd., and a related company, TRAC POS Processing Inc. The proceeds were as follows: $62,685 were used to repay the promissory note referred to above under "PART I - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS - Plan of Operation"; $47,031 was used to grow the leasing business of Westsphere Financial Group Ltd.; and $15,652 was used as working capital for the Company. The principal amount of the note accrues interest at 1.50% per month and is due in six months from the date of the note, with an option to the borrowers to extend the maturity date by an additional three months. The Lender has the option to convert the note into shares of Westsphere's common stock at a conversion that is yet to be decided.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 22, 2002, Wyatt McNabb resigned as a director of Westsphere. The vacancy created by Mr. McNabb's resignation was filled by the appointment of Mr. Michael Bernd Reuscher by the Board of Directors of Westsphere on April 30, 2002. Mr. Reuscher was employed for twenty years by Siemans AG, one of the largest German multi-national companies. During that time, Mr. Reuscher served in several Senior Executive positions in Europe, South America and Southeast Asia. Since 1994, Mr. Reuscher has been involved in the ownership and management of several private Canadian corporations in the areas of fast food franchising, fast food processing, land development, design and construction of high-end apartment buildings, corporate registries services and research and design of environmental products. Mr. Reuscher graduated in 1973 with an Engineering Degree in Telecommunications in Hamburg, Germany.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSPHERE ASSET CORPORATION, INC.

By:/s/ Robert Robins

Name: Robert Robins

Title: Vice-President

Date: May 22, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Kim Law

Name: Kim Law

Title: Principal Financial Officer and Accounting Officer

Date: May 22, 2002

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