Form 10QSB
period 2002-06-30
WESTSPHERE ASSET CORP INC
filed 2002-08-14
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2002

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

22,203,512 shares of Common Stock, no par value, as of July 15th, 2002.

Transitional Small Business Disclosure Format
(check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page

Consolidated Financial Statements:
Consolidated Balance Sheet	F-3
Consolidated Statements of Operations	F-4 to F-5
Consolidated Statement of Cash Flows	F-6
Notes to Financial Statements	F-7 to F-9

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Balance Sheet
(Unaudited)
ASSETS	June 30, 2002	December 31, 2001 Restated (Note 1)
CURRENT ASSETS
Cash and cash equivalents	$67,791	$134,004
Accounts receivable	234,542	144,924
Current portion of long term receivable - related party	7,484	7,145
Inventory	213,469	116,060
Prepaid expense and deposit	100,404	11,623
Current portion of mortgage receivable	37,135	35,452
Total current assets	660,825	449,208

Property and equipment, net of $60,974 and $128,842 depreciation	312,209	380,686
Patent and trademarks, net of $2,598 and $2,357 amortization	95,914	91,568
Mortgage receivable	284,160	280,053
Deferred site development costs, net of $24,282 and $16,255 amortization	15,853	20,179
Non-current loans and in-house financial receivables	46,876	92,686
Future tax benefits	2,465	2,354
Other investments	170,541	3

Total assets	$1,588,843	$1,316,737

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$419,772	$375,755
Deposit payable	40,371	67,016
Current portion of debenture payable	16,969	16,969
Income tax payable	--	3,153
Total current liabilities	477,112	462,893

Minority interests	936	1,323
Shareholder loan - related parties	249,810	59,346
Convertible debentures	175,038	166,338
Non-current lease obligation	16,982	2,578
Total liabilities	919,878	692,478

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' EQUITY
Common stock - authorized 75,000,000 shares, no par value; 22,203,512 shares issued and outstanding at June 30, 2002 and 21,125,217 at December 31, 2001	1047,484	934,332
Common stock warrants	190,285	190,285
Accumulated other comprehensive income	(12,337)	(38,258)
Accumulated deficit	(556,467)	(462,100)
Total stockholders' equity	668,965	624,259

Total liabilities and stockholders' equity	$1,588,843	1,316,737

The accompanying notes are an integral part of these statements.

F-3

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Operations
For the Three Months Ended June 30, 2002, and 2001
(Unaudited)
		2002		2001 (Note 1)
Revenue
Sales		$676,477		$328,805
Financing income		2,506		--
Consulting fee income		--		7,786
Total revenue		678,983		336,591

Cost of goods sold		415,878		105,954
Gross profit		263,105		230,637

Expenses
Consulting fees		18,344		24,655
Salaries and benefits		49,390		69,678
Depreciation and amortization		24,739		16,090
Travel		16,986		34,516
Other administrative costs		136,935		68,967
Total expenses		246,394		213,906

Income (loss) from operations		16,711		16,731

Other income:
Interest income		2,581		1,343
Interest expense		(5,485)		(1,723)

Net income (loss)		$13,807		$16,351

Net income (loss) per common share	$	*	$	*
* Less than $(.01) per share.

Weighted average shares outstanding		21,592,960		20,233,725

Other comprehensive income:
Net income (loss)		$13,807		$16,351
Foreign currency translation adjustment		27,623		7,527
Total comprehensive income		$41,430		$23,878

 The accompanying notes are an integral part of these statements.

F-4

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Operations
For the Six Months Ended June 30, 2002, and 2001
(Unaudited)
		2002		2001 (Note 1)
Revenue
Sales		$1,118,854		$561,741
Financing income		4,531		--
Consulting fee income		--		15,397
Total revenue		1,123,385		577,138

Cost of goods sold		706,759		214,083
Gross profit		416,626		363,055

Expenses
Consulting fees		61,682		57,433
Salaries and benefits		187,064		126,051
Depreciation and amortization		50,032		33,339
Travel		43,767		83,651
Other administrative costs		211,367		124,819
Total expenses		553,912		425,293

Income (loss) from operations		(137,286)		(62,238)

Other income:
Interest income		49,673		1,518
Interest expense		(6,754)		(2,860)

Net income (loss)		$(94,367)		$(63,580)

Net income (loss) per common share	$	*	$	*
* Less than $(.01) per share.

Weighted average shares outstanding		21,164,365		20,233,725

Other comprehensive income:
Net (loss)		$(94,367)		$(63,580)
Foreign currency translation adjustment		25,921		(4,718)
Total comprehensive income		$(68,446)		$(68,298)

 The accompanying notes are an integral part of these statements.

F-5

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2002, and 2001
(Unaudited)
	2002	2001
Cash flows from operating activities:
Net income (loss) from operations	$(94,367)	$(63,580)
Reconciling adjustments -
Depreciation and amortization	50,043	33,339
Expenses paid by issuing stock & options	46,894	--
Changes in operating assets and liabilities -
Accounts receivable	(79,826)	(114,176)
Investment in direct financing and sale-type leases	--	(6,977)
Inventory	(40,224)	(27,076)
Prepaid expenses and other	(85,125)	(1,968)
Deposit payable	(28,420)	27,993
Accounts payable and accrued liabilities	36,273	(14,078)
Total adjustments	(100,385)	(102,943)
Net cash (used for) operations	(194,753)	(166,523)

Cash flows from investing activities:
Deferred site development cost	--	2,640
Purchase of equipment	(123,316)	(48,966)
Disposal of equipment	161,872	--
Investment in subsidiaries	(95,274)	--
Other	8,863	(9,072)
Net cash (used for) investing activities	(47,855)	(55,398)

Cash flows from financing activities:
Issuance of debt	181,044	(9,543)
Issuance of stock	--	193,521
Repayment of debt	--	(10,464)
Net cash provided by financing activities	181,044	173,514

Foreign currency translation adjustment	(4,650)	(4,718)

Net change in cash and cash equivalents	(66,213)	(53,125)
Cash and cash equivalents at beginning of period	134,004	164,794
Cash and cash equivalents at end of period	$67,791	$111,669

Supplemental information
Interest paid	$--	$--
Income taxes paid	$--	$--

Non-cash transactions:
Stock and options issued for investment in subsidiary	66,258	--

The accompanying notes are an integral part of these statements.

F-6

WESTSPHERE ASSET CORPORATION, INC.
Notes to Consolidated Financial Statements
June 30, 2002
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

Amounts shown for December 31, 2001 are derived from the Company's audited financial statements for that period.

Note 2 - Summary of Significant Accounting Policies

Organization

The Company was incorporated in Colorado on July 21, 1998 as Newslink Networks TDS, Inc. and changed its name to Westsphere Asset Corporation, Inc. on April 29, 1999. On December 12, 1998, Westsphere acquired 41% of Vencash Capital Corporation ("Vencash") and then on December 17, 1999, Westsphere acquired the remaining 59% of the outstanding stock of Vencash by exchanging common stock. The Company accounted for its acquisition of Vencash as a reverse acquisition since certain shareholders were shareholders of both corporations. Vencash is in the business of selling and installing cash vending machines throughout Canada. On May 18, 1999, Westsphere formed a wholly owned subsidiary, Westsphere Financial Group Ltd. ("Financial"), which was organized to lease cash vending machines. On May 16, 2000, VC/POS/ATM Services Inc. ("Services") and 880487 Alberta Ltd. ("Alberta") was incorporated as wholly owned subsidiaries of Westsphere. Services and Alberta had no business activity during this period. On September 23, 1998, Vencash Capital Corporation incorporated Vencash Financial Corporation as a subsidiary, and had no business activity as of June 30, 2002.

On June 1, 1999, Westsphere acquired an interest in Kan-Can Resorts Ltd. ("Kan-Can") by exchanging 290,000 shares of its common stock for a 10% interest in Kan-Can. During 2001 the Company acquired additional stock in Kan-Can and owned 99% of the stock at December 31, 2001.

WESTSPHERE ASSET CORPORATION, INC.
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

Organization (continued)

On August 1, 2000, Westsphere acquired a 5% interest in E-Debit International, Inc. (E-Debit) for $1,350 cash. The Company completed the acquisition of an additional 85% interest in E-Debit in 2001. E-Debit is a provider of prepaid debit cards.

During 2002, the Company acquired 36% of Trac POS Processing, Inc, and accounts for its investment under the equity method.

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

During the three months ended June 30, 2002, the Company issued 78,333 shares of common stock valued at $3,133 in settlement of consulting contracts, and 857,152 shares valued at $34,287, and options valued at $31,971, to acquire shares of Trac POS processing, Inc.

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

Plan of Operations

As of June 30, 2002, Westsphere had limited cash resources. Westsphere needs to raise additional funds to meet its cash requirements for the next twelve months. Westsphere intends to raise such funds from the sale of equity securities, borrowings, government grants and partnering with industry in the development of its technologies. Westsphere has been raising funds on an as needed basis from related parties and existing shareholders. These funds are presently booked as convertible debentures with no interest for the first year and an option to convert into equity. On April 30, 2002, Westsphere raised $59,964 from existing shareholders as a short term loan payable with no interest and demand of repayment. The use of proceeds were distributed $49,375 was used to acquire an additional 10% interest in TRAC POS Processing Inc., and $10,589 was used to fund the asset growth of the Company's wholly-owned operating subsidiary, Westsphere Financial Group Ltd.

During the quarter ended June 30, 2002, Westsphere advanced funds of $32,581 to its wholly owned subsidiary, Westsphere Financial Group Ltd., to fund short-fall operating expenses and to fund to expand finance business. Westsphere advanced funds of $1,261 to its wholly owned subsidiary, Westsphere Systems Inc., to fund short-fall operating expenses. Westsphere advanced funds of $485 to its majority interest in E-Debit International Inc., to fund short-fall operating expenses. During such quarter, the Company also received repayment of $38,753 from its related company TRAC POS Processing Inc., and the Company also received repayment of $11,828 from its related company KanCan Resorts Ltd.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

On April 18, 2002, $125,368 was raised as a loan from an existing shareholder of Westsphere, June Barr, through the issuance of a promissory note. The borrowers on the note are a wholly-owned subsidiary of the Company, Westsphere Financial Group Ltd., and a related company, TRAC POS Processing Inc. The proceeds were as follows: $62,685 was used to repay a promissory note; $47,031 was used to grow the leasing business of Westsphere Financial Group Ltd.; and $15,652 was used as working capital for the Company. The principal amount of the note accrues interest at 1.50% per month and is due in six months from the date of the note, with an option to the borrowers to extend the maturity date by an additional three months. The Lender has the option to convert the note into shares of Westsphere's common stock at a conversion that is yet to be decided.

As of June 30, 2002, the Company debt settled consulting fee by issuing common shares to Gary Faulconbridge total 33,333 shares and Graham Brownlie total 45,000 shares. The Company acquired 16% interest of TRAC POS Processing Inc. from Cheryl Bowser 12%, Christina Bowser 2%, and Julie Bowser 2% in exchange for Westsphere's share total 857,152 shares of which 642,864 to Cheryl Bowser, 107,144 shares to Christina Bowser, and 107,144 to Julie Bowser.

Each of these transactions were done as a private offering under Section 4(2) of the Securities Act of 1933 and were done without the payment of any commission, underwriting fees or discounts.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On July 25, 2002, the Company registered a stock award plan on a Form S-8 Registration Statement filed with the SEC, whereby it will issue up to 7,500,000 shares of its common stock for debt settlement purposes. As of the date of the filing of this report, none of the shares registered under this plan have been issued.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits

    See Exhibit Index below.

    Reports on Form 8-K:

The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated June 10, 2002, to disclose under Item 5 a change in the Company's investor relations personnel and an investigation being undertaken by the Company regarding trading in the Company's stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSPHERE ASSET CORPORATION, INC.

By:/s/ Doug MacDonald
Name: Doug MacDonald
Title: President
Date: August 13, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Kim Law
Name: Kim Law
Title: Principal Financial Officer and Accounting Officer
Date: August 13, 2002

Exhibit Number	Description	Reference
3.1(i)	Articles of Incorporation filed and all amendments thereto filed with the Secretary of the State of Colorado July 21, 1998	*
3(i)(a)	By-Laws of Westsphere Asset Corporation, Inc.	*
3(i)(b)	By-Laws of Vencash Capital Corporation	*
4	Specimen Stock Certificate	*
10.1	Agreement dated December, 1998 by and between Westsphere Asset Corporation, Inc. and 3 Ocean Investment Corporation	*
10.2	Share Exchange Agreement dated December 7, 1998 by and between Westsphere Asset Corporation, Inc. MacDonald Venture Corporation, Mr. Joseph Bowser and Mr. Robert L. Robins	*
10.3	Sample Conversion Agreement by and among Westsphere Asset Corporation, Inc. and various shareholders of Vencash Capital Corporation	*
10.4	ABS Processing Agreement dated October 28, 19988 by and between Vencash Capital Corporation and TNS Smart Network Inc.	*
10.5	Agreement dated June 24, 1999 by and between Vencash Capital Corporation and TCS (Canada) Limited	*
10.6	Sample Convertible Debenture issued by Westsphere Asset Corporation, Inc. in connection with the offering of $105,600 convertible debentures	*
10.7	Sample Loan Agreement and Promissory Note between Westsphere Asset Corporation, Inc. and various investors	*
99.1	Certification by Doug MacDonald, the Company's CEO, pursuant to 18 Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.	Filed herewith.
99.2	Certification by Kim Law, the Company's CFO, pursuant to 18 Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.	Filed herewith.

* Previously filed as Exhibits for the Registrant's Annual Report on Form 10-KSB April 26, 2001

12 and 13