Form 10QSB
period 2002-09-30
WESTSPHERE ASSET CORP INC
filed 2002-11-14
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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

28,473,140 shares of Common Stock, no par value, as of October 31, 2002.

Transitional Small Business Disclosure Format
(check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements:

Consolidated Balance Sheet	3

Consolidated Statements of Operations	4 to 5

Consolidated Statement of Cash Flows	6

Notes to Financial Statements	7 to 8

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheet

ASSETS	September 30, 2002 (Unaudited)	December 31, 2001 Restated (Note 1)
CURRENT ASSETS
Cash and cash equivalents	$163,143	$134,004
Accounts receivable	206,146	144,924
Current portion of long term receivable - related party	7,202	7,145
Inventory	163,384	116,060
Prepaid expense and deposit	86,334	11,623
Current portion of mortgage receivable	35,735	35,452
Total current assets	661,944	449,208

Property and equipment, net of $78,947 and $128,842 depreciation	286,996	380,686
Patent and trademarks, net of $2,628 and $2,357 amortization	92,299	91,568
Mortgage receivable	260,072	280,053
Deferred site development costs, net of $23,882 and $16,255 amortization	12,713	20,179
Non-current loans and in-house financial receivables	90,102	92,686
Future tax benefits	2,373	2,354
Other investments	168,031	3

Total assets	$1,574,530	$1,316,737

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$381,505	$375,755
Deposit payable	412	67,016
Current portion of debenture payable	--	16,969
Income tax payable	--	3,153
Total current liabilities	381,917	462,893

Minority interests	1,349	1,323
Shareholder loan - related parties	207,098	50,280
Convertible debentures	91,844	166,338
Non-current lease obligation	14,214	2,578
Total liabilities	696,422	683,412

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' EQUITY
Common stock - authorized 75,000,000 shares, no par value; 28,473,140 shares issued and outstanding at September 30, 2002 and 20,268,027 at December 31, 2001	1,235,573	934,332
Common stock warrants	190,285	190,285
Accumulated other comprehensive income	(38,499)	(38,311)
Accumulated deficit	(509,251)	(452,981)
Total stockholders' equity	878,108	624,259

Total liabilities and stockholders' equity	$1,574,530	1,316,737

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Operations
For the Three Months Ended September 30, 2002, and 2001
(Unaudited)

		2002		2001 (Note 1)
Revenue
Sales		$788,677		$217,561
Financing income		--		5,505
Consulting fee income		--		5,438
Total revenue		788,677		228,504

Cost of goods sold		518,283		64,697
Gross profit		270,394		163,807

Expenses
Consulting fees		3,588		67,230
Salaries and benefits		102,394		55,591
Depreciation and amortization		19,957		4,416
Travel		19,909		12,318
Other administrative costs		83,904		63,945
Total expenses		229,752		203,500

Income (loss) from operations		40,642		(39,693)

Other income:
Interest income		3,788		--
Interest expense		(6,333)		(4,602)

Net income (loss)		$38,097		$(44,295)

Net income (loss) per common share	$	*	$	*
* Less than $(.01) per share.

Weighted average shares outstanding		25,338,326		20,834,696

Other comprehensive income:
Net income (loss)		$38,097		$(44,295)
Foreign currency translation adjustment		(26,162)		(7,886)
Total comprehensive income (loss)		$11,935		$(52,181)

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2002, and 2001
(Unaudited)

		2002		2001 (Note 1)
Revenue
Sales		$1,907,531		$867,257
Financing income		4,531		23,402
Consulting fee income		--		1,072
Total revenue		1,912,062		891,731

Cost of goods sold		1,225,041		315,051
Gross profit		687,021		576,680

Expenses
Consulting fees		65,270		86,328
Salaries and benefits		289,459		192,132
Depreciation and amortization		69,988		52,600
Travel		63,677		106,667
Other administrative costs		295,271		195,155
Total expenses		783,665		632,882

(Loss) from operations		(96,644)		(56,202)

Other income:
Interest income		53,461		2,997
Interest expense		(13,087)		(2,860)

Net (loss)		$(56,270)		$(56,065)

Net (loss) per common share	$	*	$	*
* Less than $(.01) per share.

Weighted average shares outstanding		21,164,365		20,233,725

Other comprehensive income:
Net (loss)		$(56,270)		$(56,065)
Foreign currency translation adjustment		(188)		(9,227)
Total comprehensive income (loss)		$(56,458)		$(65,292)

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002, and 2001
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net income (loss) from operations	$(56,270)	$(56,065)
Reconciling adjustments -
Depreciation and amortization	61,522	30,490
Expenses paid by issuing stock & options	46,894	--
Changes in operating assets and liabilities -
Accounts receivable	(60,380)	(70,824)
Direct financing and sale-type leases	--	(4,256)
Inventory	(43,299)	(11,311)
Prepaid expenses and other	(75,010)	(4,233)
Deposit payable	(67,134)	30,263
Accounts payable and accrued liabilities	37,671	(81,731)
Total adjustments	(99,736)	-111,602
Net cash (used for) operations	(156,006)	-167,667

Cash flows from investing activities:
Deferred site development cost	--	9,186
Purchase of equipment	(130,908)	(86,415)
Disposal of equipment	174,290
Investment in subsidiaries	(95,526)
Other	22,333	10,314
Net cash (used for) investing activities	(29,811)	-66,915

Cash flows from financing activities:
Issuance of debt	181,522
Issuance of stock	--	202,756
Repayment of debt	--	-37,227
Net cash provided by financing activities	181,522	165,529

Foreign currency translation adjustment	33,434	(9,277)

Net change in cash and cash equivalents	29,139	-78,330
Cash and cash equivalents at beginning of period	134,004	164,794
Cash and cash equivalents at end of period	$163,143	$86,464

Supplemental information
Interest paid	$--	$--
Income taxes paid	$--	$--
Non-cash transactions:
Stock and options issued for investment in subsidiary	66,258	--
Debt repaid by issuing stock	188,089	--

WESTSPHERE ASSET CORPORATION, INC.
Notes to Consolidated Financial Statements
September 30, 2002
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

Note 2 - Summary of Significant Accounting Policies

Organization

The Company was incorporated in Colorado on July 21, 1998 as Newslink Networks TDS, Inc. and changed its name to Westsphere Asset Corporation, Inc. on April 29, 1999. On December 12, 1998, Westsphere acquired 41% of Vencash Capital Corporation (Vencash) and then on December 17, 1999, Westphere acquired the remaining 59% of the outstanding stock of Vencash by exchanging common stock. The Company accounted for its acquisition of Vencash as a reverse acquisition since certain shareholders were shareholders of both corporations. Vencash is in the business of selling and installing cash vending machines throughout Canada. On May 18, 1999, Westsphere formed a wholly owned subsidiary, Westsphere Financial Group Ltd. (Financial), which was organized to lease cash vending machines. On May 16, 2000, Vencash ATM/POS Services Inc., (formerly VC/POS/ATM Services Inc.) (Services) and Westsphere Systems Inc. (formerly 880487 Alberta Ltd.) (Systems) were incorporated as wholly owned subsidiaries of Westsphere. Services and Systems had no business activity during this period. On September 23, 1998, Vencash Capital Corporation incorporated Vencash Financial Corporation as a subsidiary, and had no business activity as of September 30, 2002.

On June 1, 1999, Westsphere acquired an interest in Kan-Can Resorts Ltd. (Kan-Can) by exchanging 290,000 shares of its common stock for a 10% interest in Kan-Can. During 2001 the Company acquired additional stock in Kan-Can and owned 99% of the stock at December 31, 2001.

WESTSPHERE ASSET CORPORATION, INC.
Notes to Consolidated Financial Statements
September 30, 2002
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

During the three months ended September 30, 2002, the Company issued 6,269,628 shares of common stock valued at $188,089 for repayment of debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

At present, Westsphere Asset Corporation, Inc. ("Westsphere" or the "Company") earns its income through its wholly owned subsidiaries, Vencash Capital Corporation, Westsphere Financial Group Ltd. and Westsphere Systems Inc. Management is of the opinion that Vencash Capital Corporation will generate sufficient revenue from its operations to meet the operating expenses of Vencash Capital and Westsphere itself. However, such revenues will not be sufficient to fund the operating needs of its other subsidiaries, Westsphere Financial Group Ltd. and Westsphere Systems Inc. The Company has sufficient cash flow to cover its operations for the next four months. Capital from equity issues or borrowings of $80,000 will be required to fund the operations of Westsphere Financial Group to cover the last eight months of the next twelve month period. Thereafter, the Company believes that Vencash Capital will generate sufficient funds to cover the overall operations. All dollar references in this section and in our financial statements are in U.S. dollars.

Plan of Operations

As of September 30, 2002, Westsphere had limited cash resources. Westsphere needs to raise additional funds to meet its cash requirements for the next twelve months. Westsphere intends to raise such funds from the sale of equity securities, borrowings, government grants and partnering with industry in the development of its technologies. Westsphere has been raising funds on an as needed basis from related parties and existing shareholders. These funds are presently booked as convertible debentures with no interest for the first year and an option to convert into equity.

During the quarter ended September 30, 2002. Westsphere advanced funds of $22,301 to its wholly owned subsidiary, Vencash Capital Corporation, to pay expenses on behalf of Vencash Capital. Westsphere advanced funds of $21,923 to its majority interest in KanCan Resorts Ltd., to fund short-fall operating expenses. Westsphere advanced funds of $118 to its majority interest in E-Debit International Inc., to fund short-fall operating expenses. Westsphere advanced funds of $47,513 to its related company TRAC POS Processing Inc. During such quarter, the Company also received repayment of $67,824 from its wholly owned subsidiary, Westsphere Financial Group Ltd., and received repayment of $24,797 from its wholly owned subsidiary, Westsphere Systems Inc., and the Company also received repayment of $1,051 from its related company Camrose Convention Inn Inc.

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

Short Term

On a short term basis, Westsphere's subsidiary, Vencash Capital Corporation, is expected to generate sufficient revenues to meet the overhead needs of Vencash Capital Corporation and Westsphere. In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds for the last eight months of the next twelve month period.

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

Changes in Securities

As of September 30, 2002, the Company debt settled accounts payable totaling $23,870 by issuing 795,655 shares to 3 Ocean Investment Inc., at $0.03 per share. The Company debt settled loans payable totaling $70,143 by issuing 2,338,095 shares to 5 Crown Investment Corporation, at $0.03 per share. The Company also debt settled convertible debentures totalling $94,076 by issuing 577,208 shares to 3 Ocean Investment Inc. at $0.03 per share, and 5 Crown Investment Corporation 2,558,670 shares at $0.03 per share.

Other Information - Sale Of Subsidiary

The Corporation has agreed to sell all of the issued and outstanding shares of its subsidiary, Westsphere Systems Inc., to E-One Corp., a Nevada corporation, in exchange for 19% of the total issued and outstanding shares of E-One Corp. E-One Corp. is a fully integrated Internet service provider. E-One Corp. has also agreed to acquire the shares of Darcon Technology Ltd. in exchange for 33% of the total shares of E-One Corp. Darcon Technology Ltd. is an Alberta based Company formed in 1996. Its core business is Computer hardware supply, manufacturing and after sales service. Major customers include Lafarge Canada, City of Quesnel & Environment Canada. Upon closing of the transactions simultaneously with the Corporation and Darcon, E-One Corp. will have the ability to provide such broadband requirements for all related corporate needs at a significant reduced cost. E-One Corp. also intends to become a U.S. public reporting company and have its shares of common stock traded on the OTC/Bulletin Board quotation system within the next six (6) months. As of the date of the filing of this report, the Company has not entered into the definitive agreement for the sale of Westsphere Systems Inc. However, it expects that the agreement will be signed and effective prior to the end of the current fiscal year.

The Corporation believes that it will obtain more value for Westsphere Systems by exchanging its shares for shares of E-One Corp. due to the fact that E-One Corp. will have three (3) potential profit centers which will create value for the company.

The Company will save $3,800 per month in operation costs after the sale of its wholly owned subsidiary, Westpshere Systems Inc. to E-One Corp.

REPORT OF MANAGEMENT'S RESPONSISBILITY

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Prior to the filing date of this quarterly report, the Company had not adopted a complete set of written policies, controls and procedures. The Company is now developing such written document and expects that in the process of such undertaking it will discover internal control policies and practices that the Company should implement and follow that are not part of its current practice.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits - See Exhibit Index below.

    Reports on Form 8-K - On September 26, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated September 18, 2002, to disclose under Item 5 the issuance of 4,671,765 shares of its common stock to 5 Crowns Investment Corporation under a Form S-8 Registration Statement. The issuance increased 5 Crowns total holdings in the Company to 6,029,571, which represents 21.2% of the Company's total issued and outstanding shares, and makes 5 Crowns the Company's largest shareholder.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSPHERE ASSET CORPORATION, INC.

By:/s/ Doug MacDonald
Name: Doug MacDonald
Title: President
Date: November 13, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Kim Law
Name: Kim Law
Title: Principal Financial Officer and Accounting Officer
Date: November 13, 2002

SECTION 302 CERTIFICATIONS

I, Doug Mac Donald, certify that:

1. I have reviewed this quarterly report of Westsphere Asset Corporation, Inc. (the "Registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The Registrant's other certifying officer and I:

- are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant:

- we have designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

- we have evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

- we have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and to the Registrant's board of directors:

- all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

- any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002 By:/s/ Doug MacDonald
Name: Doug MacDonald
Title: President (Principal Executive Officer)

I,Kim Law, certify that:

1. I have reviewed this quarterly report of Westsphere Asset Corporation, Inc. (the "Registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The Registrant's other certifying officer and I:

- are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant:

- we have designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

- we have evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

- we have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

- all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

- any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002 By:/s/Kim Law
Name: Kim Law
Title: Vice President (Principal Accounting Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the Quarterly Report of Westsphere Asset Corporation, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas MacDonald, President/CEO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Douglas MacDonald
Name: Douglas MacDonald
Title: President/CEO
Dated: November 13, 2002

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the Quarterly Report of Westsphere Asset Corporation, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kim Law, Vice-President of Finance and CFO of the Company, certify, pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kim Law
Name: Kim Law
Title: Vice-President of Finance/CFO
Dated: November 14, 2002

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