Form 10KSB
period 2002-12-31
WESTSPHERE ASSET CORP INC
filed 2003-04-15
CIK 1129120

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

75,000,000 Common Stock, No Par Value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __________No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

State issuer's revenues for its most recent fiscal year: $ 2,782,186

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$816,552 as of March 19, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,564,640 shares as of March 19, 2003.

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

Transitional Small Business Disclosure Format (Check one): _________Yes __________No

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTIES.

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14. CONTROLS AND PROCEDURES

SIGNATURES

INDEX OF EXHIBITS FILED HEREWITH

4 4 16 16 17 18 18 19 22 23 23 23 30 32 34 34 34 35 38

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Description and Development of Business

Unless otherwise noted, all dollar references are in U.S. Dollars.

On July 21, 1998, Westsphere Asset Corporation, Inc., a Colorado corporation was incorporated under the laws of the State of Colorado, under the name of Newslink Networks TDS, Inc. On April 23, 1999, the Corporation changed its name to "Westsphere Asset Corporation, Inc." Westsphere Asset Corporation is referred to herein as "Westsphere", "the Company" "we" and"our".

The Company was incorporated for the business of providing news services on an international basis to paying clients. The Company operating as Newslink had not undertaken any business operations nor held any assets when management determined to seek other business opportunities.

The Company's business focus turned to opportunities afforded in the "non-conventional banking industry" and sought out opportunities available to the Company that through acquisitions of equity positions within operating corporations or the establishment of wholly owned subsidiary companies that would assist in the asset growth of the Company. Consequently, the Company commenced a review of the opportunities afforded by Vencash Capital Corporation.

"Non-Conventional Banking" Business" is described as business related activities which would be normally associated in Canada with a registered chartered bank or bank affiliated financial institution but is privately owned and operated and not affiliated with a bank.

Westsphere has no ongoing business operations other then acting as a holding company.

General Description and Development of Subsidiary Company Business

VENCASH CAPITAL CORPORATION

Vencash Capital Corporation was incorporated in the province of Alberta, Canada on October 2, 1996 as 711635 Alberta Ltd. On June 3, 1998, 711635 Alberta Ltd. filed with the Province of Alberta a certificate of amendment, whereby it changed its name to Vencash Capital Corporation. In July 1998 Vencash Capital Corporation entered into the "non-conventional banking industry" otherwise known in the industry as the "white label" ATM market place. Vencash Capital became the seventh (7th) Canadian "channel" authorized to participate within the Canadian INTERAC system.

The "white label" ATM market place is described as privately owned and operated Automated Teller Machines that dispense cash for a fee, which are not affiliated by ownership or operation to Canadian Registered Chartered Banks. A "Channel" is described as a provider of audit control to ATM customers, ATM equipment owners and ATM site providers by channeling the fee revenues generated through customer usage of the ATM equipment to the settlement accounts of the contracted site holder and equipment suppliers.

On December 4, 1998 after a review of opportunities in the Canadian market, available due to the deregulation of the Canada Bank Act and the privatization of ATMs ("Automated Teller Machines") and POS ("point-of-sale") electronic transfer transaction processing, Westsphere entered into an option agreement with an arms-length shareholder of Vencash Capital, 3 Oceans Investment Corporation, a Belize corporation, to acquire a minority interest in Vencash Capital Corporation ("Vencash Capital").

The option agreement called for the exchange by the Company of a total of 4,800,000 shares of its common stock for 8 shares of the issued and outstanding common stock of Vencash Capital, which related to 8% of the common stock of Vencash Capital. The option agreement included the assignment of a promissory note in the amount of $30,720 ($48,000 CDN). The Company exercised its right under the option agreement on December 12, 1998 and exchanged 4,800,000 shares of its common stock with 3 Oceans Investment Corporation.

On December 7, 1998, the Company executed a share exchange with Mac Donald Venture Corporation, Mr. Joseph Bowser and Mr. Robert L. Robins to exchange a total of 4,800,000 shares of the Company's common stock in exchange for a 33% interest in Vencash Capital. The share exchange included the assignment of a promissory note in the amount of $3,480 ($6,000 CDN). The exchange of shares was completed on December 12, 1998. See "Certain Relationships and Related Party Transactions". At the time of this transaction, Westsphere had no operations or significant assets. Prior to such agreement, Westsphere's only affiliation with Vencash was through Mr. Mac Donald and Mr. Robins, who were officers and directors of both companies.

On December 17, 1999, Westsphere acquired the remaining fifty-nine percent (59%) of Vencash Capital from various arms-length shareholders of Vencash Capital by way of a share exchange whereby Westsphere issued a total of 1,770,000 common shares in exchange for 59 shares of the common stock of Vencash Capital.

Vencash Capital maintains offices at #2 & #3, 3620-29th Street N.E., Calgary, AB T1Y 5Z8. As of December 31, 2002, Vencash Capital has sites located nationally across Canada and holds under management 569 automated teller machines ("ATMs") in Canada, most notably in the Provinces of Ontario, British Columbia and Alberta. A "site" is described as a location where an ATM has been placed, and has contracted with Vencash Capital to provide monitoring, reporting and distribution of financial surcharge transaction revenues.

Of the 569 ATM's managed by Vencash, 47 are owned by Vencash Capital and Westsphere Financial Group and the balance are owned by private purchases or investors.. Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada and presently has two distributors in the Maritime region in Canada, three independent distributors in the Metro Toronto area of Ontario, Canada, one distributor in the Province of Saskatchewan, one distributor in Kamloops, British Columbia and a contracted sales person in the Greater Vancouver, British Columbia area. The Head Office operations are located in Calgary, Alberta with seven contracted sales persons and three service and system technicians.

The expansion of the present operations of Vencash Capital have allowed for some horizontal integration of other opportunities for the Company to supply financial services and packages, which have been marketed in conjunction with the ATM placement network. (See "-Business of Vencash Capital Corporation" below.)

VENCASH FINANCIAL CORPORATION

On September 23, 1998, Vencash Capital incorporated a wholly owned subsidiary, Vencash Financial Corporation ("Vencash Financial"), as a federal corporation under the laws of Canada, in order to secure and protect the "Vencash" name in all Provincial jurisdictions in Canada. Vencash Financial conducts no actual business activities.

WESTSPHERE FINANCIAL GROUP LTD.

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

In a settlement of the legal proceedings between Kan-Can and Alpine Resort Ltd. discussed below under "Item 3 -Legal Proceedings", on December 5, 2001 Kan-Can sold its head lease and all assets for total of $465,087 to Banff Gate Mountain Resort Association. The owners of Banff Gate Mountain Resort are some of the timeshare owners of Alpine Resort Ltd. The terms of the sale are a deposit of $106,844 and a six year loan of $358,243 at 4.25% per annum with monthly payments of $5,646 commencing on May 1, 2002. Banff Gate Mountain Resort Association agreed to return 32% of Kan-Can Resorts Ltd. for cancellation. Therefore, Westsphere has become a 95% owner of Kan-Can Resorts Ltd.

(See "-Business of Kan-Can Resorts Ltd." and "ITEM 3. LEGAL PROCEEDINGS" below.)

VENCASH ATM/POS SERVICES INC.

On May 16, 2000, Westsphere incorporated VC/POS/ATM Services Inc. ("Services") under the laws of the Province of Alberta for the purpose of providing servicing for ATM machines and sales and servicing for the "POS" (point of sale) market. "Point of Sale" is described as an electronic terminal that accepts bank debit cards and credit cards to pay by way of direct settlement to the retailers account from the customers banking or credit card provider on a daily basis for a purchase of goods or services. On November 9, 2000 the Company changed its name to VENCASH ATM/POS SERVICES INC. (See "-Business of Vencash ATM/POS Services Inc." below.)

WESTSPHERE SYSTEMS INC.

On May 16, 2000, Westsphere incorporated 880487 Alberta Ltd. under the laws of the Province of Alberta. On October 26, 2001, this corporation changed its name to Westsphere Systems Inc. In January 2002, Westsphere Systems Inc. began business in the areas of hosting web sites, leasing disk space and network services. (See "-Business of Westsphere Systems Inc." below.)

WESTSPHERE ENTERTAINMENT CORPORATION

On January 8 2003 Westsphere Entertainment Corporation was incorporated under the laws of the Province of Alberta. It was incorporated solely to conduct business in a proposed casino, the company is currently inactive.

WESTSPHERE DEVELOPMENT CORPORATION

On January 8 2003 Westsphere Development Corporation was incorporated under the laws of the Province of Alberta. It was incorporated solely to develop a Convention Inn, Hotel and Casino. The company is currently inactive.

E-DEBIT INTERNATIONAL INC.

Westsphere owns a ninety percent (90%) interest in E-Debit International Inc. E-Debit International Inc. is a provider of pre-paid debit cards. (See "-Business of E-Debit International Inc." below.)

TRAC POS Processing Inc.

Westsphere owns a thirty- six percent (36%) interest in TRAC POS Processing Inc. TRAC POS Processing Inc. is a distributor and financial processor of "POS" (point of sale) terminals. (See "-Business of TRAC POS Processing Inc." below.)

CAMROSE CONVENTION INN INC.

Westsphere holds a ten percent (10%) interest in this newly formed corporation, which is currently inactive.

Westsphere Asset Corporation Business

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

 a. Business of Vencash Capital Corporation

Vencash Capital Corporation has been in the past and is presently the Company's major subsidiary operation producing the majority of the Company's consolidated revenues.

Vencash Capital Corporation has contracted for switching services allowing Vencash Capital to participate within the Canadian INTERAC system as a Channel. Vencash also contracts with Triton Systems, Inc. who supplies ATM equipment. (See "Other Requested Information - Card Capital Corporation. contract - Data West Solutions,-Contract, Calypso Canada Ltd. Contract - Triton Systems, Inc. contract").

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

Evolving online financial technology being pursued by the institutional banking financial sectors has been confronted by growth of computer-based commerce. The Internet and the expansion of computer generated online commerce shifted a significant amount of consumer financial services from conventional banking and financial institutions to non traditional and new and innovative virtual based methods of conducting financial transactions. This on-line or Interac connecting the conventional banking institutions was a significant factor for the profits being produced by Canadian conventional banking and financial institutions in the past five years.

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

A "switch" is a computer system that receives requests for financial transactions from ATM terminals, "point-of-sale" or electronic transfer terminals in retail businesses, and routes those transaction requests to and from ATM devices and financial institutions for final transaction processing and/or authorization. In Canada, the Canadian INTERAC network coordinates this activity. Under recent deregulation, non-financial institutions that are members of INTERAC are allowed to be an indirect connector. They provide switching services for shared cash dispensing, data processing, and other associated services in connection with the network. Pursuant to the rules and regulations set out by INTERAC and current switch technology, a switch can process up to 10,000 transactions at any given time.

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

By March 1999, Vencash Capital had placed and held under its management 90 ATMs across Canada, primarily in the Provinces of Ontario, British Columbia and Alberta. Westsphere reached an agreement with Vencash Capital to fund by way of lease and loan agreements the expansion of Vencash's placement of ATMs. By the year-end of 1999, through Westsphere's financial assistance, Vencash expanded management and ownership of ATMs across Canada, increasing its network to the Maritime Provinces by establishing two new distributorships, one in Prince Edward Island and one in New Brunswick.

As of December 2002, Vencash Capital has sites located nationally across Canada and holds under management 569 automated teller machines ("ATMs") in Canada, most notably in the Provinces of Ontario, British Columbia and Alberta. Of these 569 ATMs, which are processed by Vencash, 47 are owned by Vencash Capital and Westsphere Financial Group and the balance are owned by private purchasers and investors. Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada and presently has 7 distributors of its equipment, products and services, under license across Canada and 1 contracted sales person in Vancouver, B.C.and 7 contracted sales persons in the Province of Alberta, Canada.

At present, Vencash Capital acts as a "Channel" which contracts its financial electronic transfer responsibilities with three "Switches" (Card Capital Corporation., Data West Solutions and Calypso Canada Ltd.). A "Channel" is described as a provider of audit control to ATM customers, ATM equipment owners and ATM site providers by channeling the fee revenues generated through customer usage of the ATM equipment to the settlement accounts of the contracted site holder and equipment suppliers.

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

Growth Strategy & Market Niche

Vencash management's plan is to capture immediate dramatic growth within the ATM market place as follows:

a. After Vencash exceeded its previous year's forecast of placements and sales of ATM's, we again forecast a strong year in 2003. We are anticipating an over-all growth of ATM's managed by Vencash in excess of 20% and to date we are on schedule and meeting all targets.

b. To work with Westsphere Financial Group Ltd. in order to obtain the financing for further site placement by having Westsphere Financial provide the funding for leasing and purchase contracts, which will allow the Company to meet its goals to place units and to capture the front end revenues.

c. To continue to move to become a non-financial institutional member of INTERAC and an indirect connector either directly or through a joint venture. This will allow Vencash to provide switching services for shared cash dispensing, data processing and other associated services in connection with the network, switches, gateways and operation of electronic data capture equipment, including but not limited to ATMs and "point of sales" terminals. One of the advantages is to allow Vencash to act as the switch for the 569 ATM's that are managed by Vencash..

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

The "Canadian Interac Association" reports that since the completion of national implementation in 1994, Interac Direct Payment use has increased by 800%. In 1999, Canadians used the Interac Direct Payment Service almost 1.7 billion times. That number exceeded 2 billion in the year 2002. As of the beginning of 2003, there are 120 members organizations, and membership continues to expand. On a per capita basis, Canadians use ABMs and debit more than anyone else in the world. Consumer tracking research conducted by Interac Association in 1999 shows that debit card services are now on par with cash as the preferred "way to pay" for Canadians. Internationally, Canada is leading the world in debit card use for purchases on a per capita basis.

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

Competitors

(a) Direct Cash - is one of Canada's largest ATM companies in operation. They have offices and distribution centers in all of the major cities across Canada. Direct cash sells and services Triton, Cross and NCR equipment.

(b) Frisco Bay - a large ATM corporation with cross business in supplying security systems to private residences and corporations. They sell and service Triton, DiBold, and NCR equipment.

(c) Laser Cash - is another large operator in service. This company also has distribution across Canada with head office in Mississauga, Ontario. The majority of their market is in Eastern Canada. They primarily sell the Triton line of equipment.

(d) Haliburton & White - this is a large operator. They are a national company but in excess of fifty percent of their placements are in the province of Quebec.

(e) Cash Station - A Victoria, B.C. based company with ATM machines in service across Western Canada.

(f) Meta 4 - a long time Canadian Company with security and cash vending equipment. They sell primarily DiBold ATMs.

(g) Express Cash - Vancouver based company selling Triton machines.

(h) Canadian ABM - Toronto, Ontario based company that primarily sells NCR equipment.

(i) Ready Cash - this Company is owned by one of Canada's primary banks, the Canadian Imperial Bank of Commerce. They are placing "white label" machines in many locations in Eastern Canada. At present it is unknown how many machines they have in service. They use Triton, Cross and NCR equipment

Competitive Advantages

While there are a number of competitors in the business, many of whom have substantially more equipment in the market than Vencash, the management of Vencash expects to continue to make calculated decisions to expand the business operations of Vencash by the sourcing of acquisitions in not only the ATM industry but also in the "point of sale " industry. Through management's selective placement and monitoring of ATM's, maximum value for placement will result in high percentage returns per terminal per placement. The Company is one of the only companies actively pursuing the newly deregulated POS market.

Interac's members continue to increase the number of ABM'S available to Canadians with the total now exceeding 35,000. There are over 39,000 ABM's that can be accessed through the Interac Network.

Successful new participants in this market have demonstrated that customers will switch in response to better quality in relation to price and a more responsive and dependable customer service. Vencash is an exclusive distributor of Triton Systems Inc.'s equipment, which allows for significant pricing advantages. Vencash attempts to improve its marketing and distribution network development, with expansion planned in Vencash established areas of influence as well as expansion outside of those areas.

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

Groups consisting of management, staff, and strategic partners hold regular meetings to review operations and discuss ways to improve the quality of current products and services, develop new products and services and streamline delivery processes, control costs, improve relationships with suppliers, distributors, dealers and above all customers. It is management's belief that the Company's information- integrated operations will result in the following benefits to the Company:

  Independent decision-making with minimum supervision
  Highly involved and motivated people with minimum staff turnover
  Maximum productivity and cost efficiency
  Maximum inventory and receivables turnovers and positive cash flow
  "Premium" product quality
  Total customer satisfaction

On June 08, 1998, Vencash Capital Corporation signed a supply agreement with Triton Systems, Inc., its ATM manufacturer and supplier of choice. The agreement has pricing schedules based on Vencash volume purchase requirements.

Vencash Capital Corporation has processing agreements with the as following:

Data West Solutions Formerly known as TCS (Canada) Ltd), executed June 24, 1999.

Calypso Canada Ltd. executed August 1999.

Card Capital Corporation executed August 2001.

Vencash Capital presently has 7 distributors of its equipment, products and services, under contract across Canada and and 1 contracted sales person in Vancouver, B.C.and 7 contracted sales persons in the Province of Alberta, Canada. Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada. The expansion of the present operation of Vencash Capital will allow for vertical integration of other opportunities for the Company to supply financial services and packages, which can be marketed in conjunction with the ATM placement network

The private "white label" ATM business is highly competitive. The Company faces competition from large numbers of companies engaged in the selling and servicing of ATM products in all areas in which it may attempt to operate in the future. Many of the programs and companies so engaged possess greater financial and personnel resources than the Company and therefore have greater leverage to use in developing technologies, establishing plants and markets, acquiring prospects, hiring personnel and marketing. Accordingly, a high degree of competition in these areas is expected to continue. The major banks in Canada could aggressively enter the "white label" market and the Company could not overcome or compete with them due to their financial and corporate strength.

The Company has a large customer base and a large geographical area in which to market its products.

The Company and its subsidiaries are subject to the terms and conditions applicable to channels as set forth by the INTERAC network system.

b. Business of Westsphere Financial Group Ltd.

On May 18, 1999, the Company incorporated Westsphere Financial Group Ltd., a company incorporated pursuant to the laws of the Province of Alberta, Canada ("Westsphere Financial"), as a wholly owned subsidiary, to provide lease financing for ATM machines to Vencash Capital and to provide equity financing loans to independent equipment purchasers who may or may not be contracted with Vencash Capital.

Since incorporation, Westsphere Financial has entered into two test leases with independent ATM lessees and four (4) in-house finance contracts with independent ATM owners to examine the potential of the business model. Presently, Westsphere Financial has no further capital resources available to expand on its intended business, however, it could seek funds from the Company, other financial institutions or equity investors should leasing opportunities become available. Westsphere Financial is presently negotiating for a line of credit with a financial institution, which would allow for substantial expansion of its business operations.

Although the Company has invested limited funding to Westsphere Financial to date, the Company's management views the expansion of this wholly owned subsidiary to be a significant factor in the growth of its consolidated revenues.

Westsphere Financial has established itself as a reseller of point of sale (P.O.S.) equipment, representing the following manufacturers and distributors: Hypercom, Omni VeriFone and Ingenico. It is presently servicing eighteen (18) Independent Sales Organizations ( ISO's). Strong growth is being projected in this area due to the implementation and establishment of Westsphere's Financial Injection Facilities. The Westsphere "Financial Injection Facility" is an Interac approved facility allowing for a secure premises where the injection of software and encryption of security codes to POS equipment are completed before being distributed to the various locations. This facility has to meet the strict security requirements of Interac. The "white label" deployment and management of P.O.S. equipment is still in its infancy but Westsphere's management continues to view the industry to be the source of strong financial growth over the next five (5) to seven (7) years.

c. Business of Kan-Can Resorts Ltd.

Kan-Can Resorts Ltd. ("Kan-Can") was incorporated in the Province of Alberta on June 28, 1988. Kan-Can acquired a 332 acre Province of Alberta, Canada recreational land lease. The annual cost of the lease is $5,300 approximately. The term of the lease expires on October 31, 2004. Kan-Can sublet the 332 acres to Alpine Resort Haven Ltd. ("Alpine") for an annual fee of $32,000 plus property taxes. The sublease expires on the same date as the head lease held by Kan-Can.

Alpine was created as a limited partnership with Kan-Can appointed as the General Partner and owning 74% of Alpine Resort Haven Ltd. ("Alpine"). Alpine constructed and operated a time-share resort on the leased land. Alpine was petitioned into bankruptcy in April 2000. On October 19, 2001, Westsphere purchased an additional 57% interest in Kan-Can Resorts Ltd. from 347830 Alberta Ltd. Westsphere became a majority owner of 67% interest after the acquisition. Westsphere then became a 99% owner of Kan Can through a settlement reached with a corporation established by some of Alpine Resort's timeshare owners.

See - "ITEM 3. LEGAL PROCEEDINGS".

d. Business of Vencash ATM/POS Services Inc.

On May 16, 2000, the Company incorporated VC/POS/ATM Services Inc. a company incorporated pursuant to the laws of the Province of Alberta, Canada ("Services"), as a wholly owned subsidiary to provide ATM services and point of sale to the industry. Services has had no business activity to the date of this filing.

e. Business of Westsphere Systems Inc.

On May 16, 2000, the Company incorporated Westsphere Systems Inc. (originally under the name 880487 Alberta Ltd.) pursuant to the laws of the Province of Alberta, Canada ("Westsphere Systems"), as a wholly owned subsidiary and changed its name on October 1, 2001.

Westsphere Systems was formed to be Company's technical services arm and is initially focusing its business development primarily by:

    Operating as the technical arm to Westsphere and its related subsidiaries or joint venture partners, providing internal security for the intellectual property and technical development of these properties on behalf of these companies or partners.
    Providing premium web-hosting services to re-sellers and the general public. With an unmatched OC(Optical Cable)12 and OC( Optical Cable)48 connection directly into the internet, they are the fastest transfer rate of data between major centers available at this time. Sheer speed allows for unique product marketing and allows for the sale and distribution of wholesale broadband to multi-gigabyte users at very reduced rates.
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

The Company has invested limited funding to Westsphere Systems to date, the Company's management views the expansion of this wholly owned subsidiary to be a significant factor in the growth of its consolidated revenues.

In 2002, the Company agreed to sell all of the issued and outstanding shares of its subsidiary, Westsphere Systems Inc., to E-One Corp., a Nevada corporation, in exchange for approximately 25% of the total issued and outstanding shares of E- One Corp. E-One Corp. is a fully integrated Internet Service Provider. The Company believes that it will obtain more value for Westsphere Systems by exchanging its shares for E-One Corp. due to the fact that E-One Corp. will have two (2) potential profit centers which will create value for the company. This transaction closed subsequent to the fiscal year ended December 31, 2002.

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

The consequences of the events of September 11th 2001, caused the management of Westsphere to seriously look at the anonymity factor of the E-debit process, particularly the fact that the E-debit process allowed for the anonymous transfer of currency. The anonymity extended to E-Debit itself as the E-debit account holder's identity would not be available to E-Debit once the account numbers for that individual account had been changed by the account holder allowing for currency transfer without any ability to track or trace the account holder.

E-Debit is being developed to meet the payment system needs of current and potential online shoppers. This is to be accomplished by developing and marketing a secure, anonymous online payment system that can be used by online consumers and merchants. However due to the events surrounding September 11, 2001, this project is now pending until determination of its appropriate applications.

The E-Debit card allows consumers to access E-Debit's proprietary online payment system. This payment system utilizes existing electronic funds transfer protocols, allowing consumers to shop online without a credit card. The E-Debit card, like cash, is denominational; it is available in fixed dollar values (ranging from $20 to $500). As a further similarity to cash, the E-Debit card allows for complete anonymity. When a consumer makes an online purchase using an E-Debit card, no information is given to the merchant during the course of the purchase unless the consumer actively gives it. Customers will be able to purchase E-Debit cards at E-Debit Internet kiosks and at selected retail locations initially in the Canadian and United States domestic market with expansion internationally.

The directors and officers of Westsphere will not participate in any activity that might aid, benefit or cause any impediment for law enforcement to track and identify the transfer of funds from one source to another whether it is personal or corporate. As a result the anonymity aspect of E-Debit's features, the business model has been amended in order to incorporate and integrate the E-debit process into the aspects of our ATM and Point of Sale business. E-Debit has had no business activity to the date of this Annual Report.

Westsphere has 6 full-time employees and 2 consultants, both of which serve as officers and directors of the Company. Vencash Capital Corporation has 8 full-time and 1 part- time employees working in their offices in Calgary, Alberta. Trac POS has 2 full time and 1 part -time employees working in their offices in Calgary, Alberta. Westsphere Systems Inc. has 1 full-time employee, 1 full-time consultant and 1 part-time consultant.

ITEM 2. DESCRIPTION OF PROPERTIES

Principal Plants and Other Property

Westsphere's property holdings are as follows:

1. 1528 - 9th Avenue S.E.. Calgary, Alberta T2G OT7

Effective February 1, 2002, Westsphere leases this property at the rate of $3,445 per month; this property includes 3,840 square feet and serves as Westsphere's administrative headquarters.

2. #2&3 - 3620 - 29th Street N.E., Calgary, Alberta T1Y 5Z8

Westsphere's wholly owned subsidiary, Vencash Capital Corporation, leases this property for $1,561 per month. This property includes 3,440 square feet and Vencash uses these facilities for its operating headquarters.

3. Suite 960, 555 West Hastings Street, Vancouver, B.C. V6N 4N4

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

During November 1999 the shareholders of Kan-Can Resorts Ltd. initiated legal action against Alpine Resorts Haven Ltd. for non-payment of lease fees. Kan-Can Resorts Ltd. was successful in its legal action and received a judgment in the amount of $500,000 ($740,000 CDN) and Alpine Resorts Haven Ltd. was given a notice to vacate by the courts.

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

Kan-Can Resorts Ltd. is not a party to the bankruptcy proceeding and has been granted a secured creditor position, which has been stayed by the bankruptcy proceeding. Kan-Can Resorts Ltd. has mounted a defense against the stay of proceedings.

On October 19, 2001, Westsphere purchased an additional 57% interest in Kan-Can Resorts Ltd. from 347830 Alberta Ltd. Westsphere became a majority owner of 67% interest after the acquisition.

In a settlement of the legal proceeding between Kan Can and Alpine Resort Ltd. discussed below under "Item 3 Legal Proceeding", on December 5, 2001 Kan-Can Resorts Ltd. sold its head lease and all assets for total of $465,087 to Banff Gate Mountain Resort Association. The owners of Banff Gate Mountain Resort are some of the timeshare owners of Alpine Resort Ltd. The terms of the sale are a deposit of $106,844 and a six year loan of $358,243 at 4.25% per annum with monthly payments of $5,646 commencing on May 1, 2002. Banff Gate Mountain Resort Association agreed to return 32% of Kan-Can Resorts Ltd. for cancellation. Therefore, Westsphere has become a 95% owner of Kan-Can Resorts Ltd.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on December 7, 2002, at which the following items were voted upon:

1. The following directors were elected to the Board of Directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	For	Against	Abstain
Douglas Mac Donald	18,055,297	0	0
Robert Robins	18,055,297	0	0
Kim Law	18,055,297	0	0
Roy Queen	18,055,297	0	0
Bernd Reuscher	18,055,297	0	0

2. The shareholders ratified and accepted the Company's Audited Annual Financial Statements for the fiscal year ended December 31, 2001.

Voting Results	For	Against	Abstain
	18,055,297	0	0

3. The shareholders ratified the appointment of Miller & McCollom as our U.S. auditors, who have been our auditors since December 1999 and Sam Yeung as our Canadian auditor, who has been our auditor since December 1999.

Voting Results	For	Against	Abstain
	18,050,797	4,500	0

4. The shareholders approved the Board of Directors' plan to create class of preferred stock, which every common stock shareholder may receive by converting shares of common stock into preferred stock at a one-for-one exchange rate. Holders of the preferred stock would not have any voting rights. The preferred shares, will be valued at $0.20 per share and would receive a non-cumulative 6% per annum dividend. Upon distribution of the assets of the Corporation, the preferred shareholders would first receive the value of their shares and then share with the common stockholders on an equal basis any remaining assets. As of the date of this filing, the Company has not amended its Articles of Incorporation to create this class of stock.

Voting Results	For	Against	Abstain
	16,437,168	15,800	0

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective June 22, 2001, Westsphere's common stock were posted for trading on the NASDAQ.OTC:BB under the symbol "WSHA".

2002 High Low

1st Quarter $0.58 $0.05

2nd Quarter $0.11 $0.03

3rd Quarter $0.05 $0.02

4th Quarter $0.05 $0.02

2001 High Low

3rd Quarter $1.18 $0.19

4th Quarter $1.30 $0.11

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 19, 2003, Westsphere had 408 shareholders of record of its common stock.

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

In January 2001, the Company conducted a private placement offering memorandum of Special Warrants (the "Private Placement") under Rule 506 of regulation D of the Securities Act of 1933, whereby 379,041 shares were issued at $0.50 per share. Each unit consists of one share of Common Stock and two-share purchase warrants.

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

On October 11, 2001, the Company acquired an additional 60% interest in E-Debit International Inc. from Julio Rivera pursuant to an Agreement for Purchase and Transfer of Shares in exchange for 200,000 shares of the Company's common stock. These shares were issued at a deemed price of $100,000 and issued pursuant to the private sale exemption found in Section 4(2) of the Securities Act.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the period of operations ended December 31, 2001, Westsphere and its subsidiaries generated a net loss of $199,565. Westsphere and its subsidiaries generated a net loss from operations of $249,921 for the twelve month period ended December 31, 2002. The increase in net loss of $50,356 is primary due to the Company has lower its profit margin and has introduced a new marketing program which has a profit nearly at cost in year 2002 in order to compete in the market. Even though, the total revenue in year 2002 ($2,782,186) has increased approximately 64% over and above year 2001 total revenue ($1,696,619) but the gross margin has declined from 46% in year 2001 ($781,233) to 32% in year 2002 ($893,198). The salaries and benefits also increase from year 2001 of $255,371 to year 2002 total $444,026. The increase in salaries and benefits is due to hire additional sales and marketing staffs, reviewed of employee compensation plan and officers and directors bonuses. Other expenses also increase from year 2001 $215,618 to year 2002 total $294,226. The increased in other expenses is primary from the operation of office and administrative costs.

Westsphere and its subsidiaries are currently generates sufficient cash flow to cover all of its operations. During the period of operations ended December 31, 2001, Westsphere has raised $326,779 of which $290,521 through private placement, debenture holder exercised its warrant $4,000 and debt settlement of legal fee $32,258 in exchange for Westsphere common stock.

During the period of operations ended December 31, 2002, Westsphere wholly owned subsidiary, Westsphere Financial raised $131,666 by way of 6 months term loan with an option granted by the lender to the borrower of an addition 3 months, bearing interest at the rate of 1.50% per month payable. Westsphere debt settled $229,627 of which debt settlement of consulting fee $41,538, accounts payable $23,870, loan payable $70,143 and debentures converted into equity total $94,076.

In order to growth Westsphere businesses in ATM machines, Finance/Lease and POS machines, Westsphere dependent upon private placements, loans and/or joint venture arrangements. The profit is expected to be generated by the surcharges collected from ATM machines, the sale of ATM machines, the sale of POS machines and Finance/Lease charge.

Changes in Financial Position

During fiscal year 2001, Westsphere's total assets increased by $682,161 primarily due to the sale of head lease and all assets of Kan-Can Resorts for total of $465,087 to Banff Gate Mountain Resort Association with mortgage receivable of $280,053 and the acquisition of 85% interest of E-Debit that have intellectual property net of $216,902. Westsphere's current liabilities of $439,061 as of December 31, 2001 consisted primarily of accounts payables of $112,186 to supplies for the purchase of ATM machines with $242,890 due for consulting services, office expense and various other general fees and charges. The deposit payable of $67,016 is from investor to purchase common stock of the company during fiscal year 2002. Long term liabilities consist of convertible debentures totalling $166,338 for funds advanced for general working capital by various related and unrelated parties and $50,280 for outstanding accounts due to shareholders of Westsphere. The three year convertible debentures are convertible into units of common stock at $0.20 per unit in the year one, $0.30 per unit in year two and $0.75 per unit in year three, each unit consisting of one share and a warrant to purchase a further share. During the period of operations ended December 31, 2001 Westsphere's shareholders loans totalled $50,280 with no specific terms of repayment, which was advanced by Dr. Roy Queen, a director of Westsphere and Beasley Ranching a shareholder of Westsphere.

During fiscal year 2002, total assets increased to $1,711,112 primarily due to the increase in accounts receivable, inventory of ATM machines and POS machines and investment in Trac POS. As of December 31, 2002, Westsphere's current liabilities totalled $667,216 and consisted of accounts payable of $356,393 to suppliers for the purchase of ATM machines and POS machines, officers and directors bonuses payable in the amount of $63,416 and $198,270 due for consulting services, office expense and various other general fees and charges. Long-term liabilities as at December 31, 2002 consist of $91,937 in convertible debentures and shareholders loan of $206.921. Proceeds from loan payable of $206,922 were used to purchase POS machines, security deposit on POS machine and investment in Trac POS.

Shareholders' equity as of December 31, 2002 was $721,369, inclusive of an accumulated loss from operations of $690,837, as compared to shareholders equity of $644,273 as of the same date from the previous year. Total issued and outstanding share capital as of the year ended December 31, 2001 was 21,125,217 common shares as compared to a total of 28,568,140 common shares as of December 31, 2002.

Liquidity

Westsphere expects that its need for liquidity will increase in 2003 in anticipation of expending funds to develop its growth plan. Westsphere was unable to raise funds last year necessary to grows Vencash Capital and Westsphere Financial due to the condition of the financial markets. Westsphere expects that it will need to raise an additional $1.2 million in order to continue the current rate of growth of Vencash Capital. The $1 million would allow Vencash Capital to purchase and place an additional 100 ATM machines. The $200,000 would allow Westsphere Financial to purchase and finance approximately 390 Point of sales machines.

Short Term

On a short term basis, Westsphere's subsidiary Vencash Capital and Westsphere Financial are expected to generate sufficient revenues to meet overhead needs. In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. Westsphere believes that it could continue as a going concern with the present revenues from its subsidiary Vencash Capital Corporation but it would be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Vencash.

Westsphere's current assets of $776,866 are lower than its current liabilities of $667,216 as at the year ended December 31, 2002. The current liabilities include the bonuses to officers and director payable in the amount of $63,416 and accounts payable to related parties of $48,490. There is no demand of repayment on these two payable.

Long Term

As mentioned above, Westsphere believes that its subsidiary, Vencash Capital and Westsphere Financial, generates sufficient ongoing revenue to ensure that Westsphere is a going concern. It is anticipated that operations will have substantial increases in net cash flow at the fiscal year ended December 31, 2003. Westsphere will remain reliant on the successful development and marketing of the products related to its business for possibility of future income.

Capital Resources

The primary capital resource of Westsphere is the operations of Vencash Capital, its wholly owned subsidiary. The secondary capital resource will be its stock which may be illiquid because of resale restrictions and/or as a result of its inability to sustain the growth of its market and the risk of takeover by competitors.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Page

Report of Independent Certified Public Accountants	F-1
Financial Statements:
Balance Sheets	F-2
Statements of Income	F-3
Statement of Stockholders' (Deficit)	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6 to F-16

Independent Accountants' Report

Board of Directors
Westsphere Asset Corporation, Inc.

We have audited the accompanying consolidated balance sheets of Westsphere Asset Corporation, Inc. as of December 31, 2002 and December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements as of December 31, 2001 and for the year then ended have been restated to correct an error as described in Note 3.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westsphere Asset Corporation, Inc. as of December 31, 2002 and December 31, 2001 and the consolidated results of its operations, stockholders' equity, and its cash flows for the years ended December 31, 2002 and December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033

March 27, 2003

WESTSPHERE ASSET CORPORATION, INC. Consolidated Balance Sheets December 31, 2002 and 2001
ASSETS	2002	2001 Restated (Note 3)
CURRENT ASSETS
Cash and cash equivalents	$138,219	$134,004
Accounts receivable net of $6,806 allowance for doubtful accounts at December 31, 2002	277,933	144,925
Accounts receivable - related parties	30,990	879
Current portion of finance receivables	7,209	7,145
Inventory	235,165	116,060
Prepaid expense and deposit	51,579	11,623
Current portion of mortgage receivable	35,771	35,452
Total current assets	776,866	450,088

Property and equipment, net	269,284	380,686
Intellectual property	100,082	100,957
Mortgage receivable	246,803	280,053
Deferred site development costs	10,180	20,179
Loans - related parties	114,943	74,176
Finance receivables	3,771	18,510
Future tax benefits	25,159	2,354
Other investments	164,024	3

Total assets	$1,711,112	$1,327,006

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$618,079	$269,345
Accounts payable, related parties	48,490	85,731
Deposits payable	647	67,016
Current portion of debenture payable	--	16,969
Total current liabilities	667,216	439,061

Shareholder loans	206,921	50,280
Convertible debentures	91,937	166,338
Non-current lease obligation	13,507	16,983
Total liabilities	979,581	672,662

Minority interest in E-Debit International	10,162	10,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - authorized 75,000,000 shares, no par value;28,568,140 shares issued and outstanding at December 31, 2002 and 21,125,217 at December 31, 2001	1,250,256	934,332
Common stock warrants	190,285	190,285
Accumulated other comprehensive income	(28,335)	(39,428)
Accumulated deficit	(690,837)	(440,916)
Total stockholders' equity	721,369	644,273

Total liabilities and stockholders' equity	$1,711,112	1,327,006

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC. Consolidated Statements of Income For the Years December 31, 2002 and 2001
	2002	2001 Restated (Note 3)
Revenue -
Equipment and supplies	$1,354,384	$715,639
Residual and interchange income	1,278,021	933,665
Other	149,781	47,315
Total revenue	2,782,186	1,696,619

Cost of sales -
Equipment and supplies	1,257,381	499,394
Residual and interchange costs	544,191	333,929
Commissions	48,731	58,218
Other	38,685	23,845
Total cost of sales	1,888,988	915,386

Gross profit	893,198	781,233

Administrative expenses -
Depreciation and amortization	73,726	112,828
Consulting fees	111,381	110,948
Legal and accounting fees	74,179	58,454
Salaries and benefits	444,026	255,371
Travel, delivery and vehicle expenses	163,076	205,630
Other	294,226	215,618
Total administrative expenses	1,160,614	958,849

(Loss) from operations	(267,416)	(177,616)

Other income -
Interest income	33,751	5,591
Interest expense	(30,264)	(2,370)
Loss on asset sales	--	(11,690)

Net (loss) before income taxes	(263,929)	(186,085)

Provision for income taxes	14,008	(13,480)

Net (loss)	$(249,921)	$(199,565)

Net (loss) per common share	$(.01)	$(.01)

Weighted number of shares outstanding	24,382,018	20,504,367

Other comprehensive income (loss) -
Net (loss) earnings	$(249,921)	$(199,565)
Foreign currency translation gain (loss)	11,093	(26,955)
Total comprehensive income (loss)	$(238,828)	$(226,520)

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC. Consolidated Statements of Stockholders' Equity For the Years December 31, 2002 and 2001

				Foreign
			Common	Currency
	Common Stock		Stock	Translation	Accumulated
	Shares	Amount	Warrants	Adjustment	Deficit	Total
Balance, December 31, 2000 (Restated - See Note 3)	20,037,608	$429,634	$132,905	$(12,473)	$(242,981)	$307,085

Shares issued for conversion of debentures	28,860	9,235	--	--	--	9,235
Shares issued in settlement of legal fees	64,516	32,258	--	--	--	32,258
Shares issued to purchase controlling interest in E-Debit International, Inc.	200,000	100,000	--	--	--	100,000
Shares issued to purchase interest in Kan-Can	200,000	100,000	--	--	--	100,000
Shares and warrants issued for cash	581,041	232,446	58,075	--	--	290,521
Shares issued upon exercise of warrants	13,192	4,695	(695)	--	--	4,000
Value of stock options issued in acquisition of Kan-Can	--	24,454	--	--	--	24,454
Value of stock options issued for services	--	1,610	--	--	--	1,610
Adjustment for equity increase in Kan-Can					1,630	53,794
Net (loss) for the year ended December 31, 2001	--	--	--	(26,955)	(199,565)	(226,520)
Balance, December 31, 2001 (Restated - See Note 3)	21,125,217	$934,332	$190,285	$(39,428)	$(440,916)	$644,273

Shares issued for services	316,143	44,388	--	--	--	44,388
Shares issued to purchase interest in Trac POS	857,152	34,287	--	--	--	34,287
Shares issued to settle debt	6,269,628	188,089	--	--	--	188,089
Options issued to purchase interest in Trac POS	--	31,971	--	--	--	31,971
Options issued for services	--	5,954	--	--	--	5,954
Options issued to settle debt	--	3,792	--	--	--	3,792
Imputed interest contributed	--	7,443	--	--	--	7,443
Net (loss) for the year ended December 31, 2002	--	--	--	11,093	(249,921)	(238,828)
Balance, December 31, 2002	28,568,140	$1,250,256	$190,285	$(28,031)	$691,141	$721,369

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC. Consolidated Statements of Cash Flows For the Years December 31, 2002 and 2001
	2002	2001 Restated (Note 3)
Cash flows from operating activities:
Net (loss) from operations	$(249,921)	$(199,565)
Reconciling adjustments -
Common shares and warrants issued for expenses
Depreciation and amortization	73,726	112,828
Loss on sale of assets	--	11,690
Services paid by issuing stock and options	54,134	33,868
Interest contributed by shareholder	7,443	--
Changes in operating assets and liabilities
Accounts receivable	(146,900)	(143,660)
Inventory	(118,060)	(30,732)
Prepaid expenses and other	(39,851)	(392)
Accounts payable and accrued liabilities	346,131	15,885
Future tax benefit	(22,784)	10,228
Net cash provided by (used for) operations	(96,082)	(189,850)

Cash flows from investing activities:

Purchase of equipment	(88,188)	(446,923)
Disposal of equipment	139,473	185,764
Repayments of loans receivable	35,772	94,758
Other investments	(137,862)	(23,331)
Net cash (used for) investing activities	(50,805)	(189,732)

Cash flows from financing activities:
Issuance of common stock and warrants	--	302,231
Loans from Shareholders	47,771	41,178
Proceeds from loans	127,389	--
Repayments of loans	(33,424)	--
Net cash provided by financing activities	141,736	343,409

Foreign currency translation adjustment	9,366	5,383
Net change in cash and cash equivalents	4,215	(30,790)
Cash and cash equivalents at beginning of period	134,004	164,794
Cash and cash equivalents at end of period	$138,219	$134,004
Supplemental schedule of cash flow information
Interest paid in cash	$29,089	$2,370
Income taxes paid in cash	$3,172	$--

Supplemental schedule of noncash investing and financing activities
Conversion of convertible debentures to common stock	$188,089	$9,235
Debenture cancelled in settlement of account receivable	$--	$8,245
Shares and options issued for acquisition of interest in Kan-Can Resorts Ltd.	$--	$124,454
Shares and warrants issued for acquisition of interest in E-Debit International, Inc.	$--	$100,000
Shares issued for acquisition of interest in Trac POS	66,258	--

The accompanying notes are an integral part of these statements.

Note 1 - Organization and Principles of Consolidation

Westsphere Asset Corporation Inc. (Company) was incorporated in Colorado on July 21, 1998 as Newslink Networks TDS, Inc. and changed its name to Westsphere Asset Corporation Inc. on April 29, 1999.

The Company's primary business is the sale and operation of cash vending (ATM) and point of sale (POS) machines in Canada.

On December 12, 1998, the Company acquired 41% of Vencash Capital Corporation (Vencash), a Canadian Corporation, and then on December 17, 1999 acquired the remaining 59% of the outstanding stock of Vencash. The Vencash stock was acquired by exchanging the Company's common stock with shareholders of Vencash. Vencash is in the business of selling and installing cash vending machines (ATM machines) throughout Canada. Because certain shareholders were shareholders of both corporations, the Company accounted for its acquisition of Vencash as a reverse acquisition, which is a capital transaction and not a business combination.

On May 18, 1999, the Company formed a wholly owned Alberta subsidiary, Westsphere Financial Group Ltd. (Financial), which was organized to lease cash vending machines. On June 1, 1999, the Company acquired an interest in Kan-Can Resorts Ltd. (Kan-Can), and Alberta company, by exchanging 290,000 shares of its common stock for a 10% interest in Kan-Can. During 2001 the Company acquired additional stock in Kan-Can and now owns 99% of the company (Note 11). On May 16, 2000, Vencash ATM/POS Services Inc., (formerly VC/POS/ATM Services Inc.) (Services) and Westsphere Systems Inc. (formerly 880487 Alberta Ltd.) (Systems) were incorporated as wholly owned Alberta subsidiaries of the Company. Services operated during the first three months of 2001 and is currently inactive. During 2000 and 2001, the Company acquired a 90% interest in E-Debit International Inc. (E-Debit) (Note 12), a company engaged in the development of online payment systems, and which has no other operations. On September 23, 1998, Vencash Capital Corporation incorporated Vencash Financial Corporation (Financial) as a Canadian federal corporation. Vencash Financial has had no business activity.

Note 2 - Summary of Significant Accounting Policies

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

Estimated Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable and accrued expenses, and loans payable to related parties reflected in the financial statement approximate fair value due to the short-term maturity of the instruments. The fair value of the mortgage receivable (a debt investment being held to maturity), based on estimated current interest rates for comparable instruments, is $239,629 compared to its carrying value of $246,803.

Inventory

Inventory consists primarily of cash vending and POS machines, which are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Earnings (Loss) per Share

Earnings (loss) per share is computed dividing the net (loss) by the weighted average number of shares outstanding during the periods ended December 31, 2002 and 2001. Fully diluted earnings per share are not presented because they are anti-dilutive.

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Revenues from sales, leasing and servicing of individual cash vending machines are recognized when substantially all significant events to be provided by the Company have been performed. Interchange and residual revenues from the operation of vending and point-of-sale machines are recognized when the transaction is processed and due to the company.

In some circumstances, the Company agrees to receive payment from the sale of machines by withholding a portion of the residual income generated by the machine. In these cases, the sale is recorded using the installment method. At December 31, 2002, the deferred gross profit from these sales was nominal.

The Company offers no warranties or right of return beyond manufacturers' warranties.

Foreign Currency

The functional currency of the Company and its' subsidiaries is the Canadian dollar. The Company translates amounts into United States dollars using the current rate method. Under this method, assets and liabilities are translated to United States dollars at current exchange rates; revenues and expenses are translated at the average exchange rate during the period, and equity account are translated at the historical rate. Related translation adjustments are reported as other comprehensive income, a component of stockholders' equity.

Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All inter-company accounts have been eliminated in the consolidation.

Minority interests in the income and equity of consolidated subsidiaries that are less than wholly-owned are recorded except when the subsidiary has a deficit and there are no agreements for the minority shareholders to contribute additional capital. No minority interest was recorded for Kan-Can because it has a deficit.

Other

The Company has elected December 31 as its fiscal year end.

The Company expenses advertising costs as incurred and the total amounts for 2002 and 2001 where nominal.

The Company paid no dividends during the years presented.

Certain comparative figures for the prior period have been reclassified to conform to the current year presentation.

Note 3 - Restatement of Financial Statements

The financial statements as of December 31, 1999 were restated to reflect a correction of an error. As described in Note 1, the acquisition of Vencash for accounting purposes has been treated as a reverse acquisition. Previously the acquisition had been recorded as a purchase. The effect of the restatement is to remove goodwill as an asset that had been recorded under the purchase method of accounting. The change was made effective as of December 31, 1999. The balance of retained earnings for the year ended December 31, 2000 was decreased by $19,438, resulting from the elimination of the amortization of goodwill of $16,418 and an adjustment for currency translation.

The financial statements as of December 31, 2001 were restated to reflect a correction of an error. As described in Note 11, the Company acquired an interest in Kan-Can Resorts and recorded the acquisition as a purchase, with an allocation of the purchase price based on the fair market value of the assets acquired. Previously, the Company did not allocate value to the head lease, which was subsequently sold. Additionally, the Company did not record the value of the shares returned to Kan-Can's treasury as a result of the sale. As a result, the net loss for the year ending December 31, 2002 was increased by 109,642.

Note 4 - Recent Accounting Pronouncements

On December 31, 2002, the FASB issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 regarding methods of transition for entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, and to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not expect that the provisions of SFAS No. 148 will have a material impact on its financial position, its results of operations or its cash flows.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The Company does not expect that the adoption of FIN 45 will have a material impact on its financial position, its results of operations, or its cash flows and had no effect on its disclosures in its financial statements for the year ended December 31, 2002.

In July 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position, its results of operations or its cash flows.

Note 5 - Property and Equipment

Property and equipment consists of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Amount	Depreciation Rate and Method
December 31, 2002 -
Office furniture and equipment	$49,975	20,242	29,733	20% DB
Computer hardware and software	105,930	47,468	58,462	30% DB
ATM machines	201,950	32,890	169,060	30% DB
Other	16,643	4,613	12,029	Var
	$374,498	105,213	269,284
December 31, 2001
Office furniture and equipment	45,567	$13,207	$32,360	20% DB
Computer hardware and software	89,062	29,801	59,261	30% DB
ATM machines	365,145	82,574	282,571	30% DB
Other	9,754	3,260	6,494	Var
	$509,528	$128,842	$380,686

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

Note 6 - Deferred Site Development Costs

During 1999, Vencash assumed the assets and ATM operations managed by a competitor in Ontario. Vencash has deferred the cost associated with taking over these operations and is amortizing the costs on a straight-line basis over the term of the ATM machine management agreement between Vencash and the owners of the ATM machines (4 years). The amounts shown are net of $30,676 and $20,193 amortization for the years ended December 31, 2001 and 2002, respectively.

Note 7 - Investments

On January 22, 2002, the Company bought a 10% interest in TRAC P.O.S. Processing, Inc. (TRAC POS) for $47,137. The purchase of the 10% interest was from a related party. The Company subsequently purchased an additional 26% interest in exchange for common stock, valued at $66,258 based on quoted market prices, which gives the Company a 36% interest in TRAC POS. The Company accounts for its investment under the equity method.

During 2002, the Company purchased a 10% interest in Camrose Convention Inn, Inc. (Camrose) for $6. Camrose proposes to develop a convention center and casino in Camrose, Alberta. In addition, the Company has accounts receivable from Camrose of $31,019 at year-end. The Company accounts for Camrose under the cost method.

Note 8 - Convertible Debentures and Loans- Related Parties

The Company had $91,937 and $166,338 of convertible debentures outstanding to related parties at December 31, 2002 and 2001, respectively. The outstanding debentures are payable to persons who are shareholders of the Company. The debentures are convertible into common stock of the Company at $.32 per share for the first year, $.50 per share during the second year, and $.75 a share following their issuance.

At December 31, 2002, the Company also has loans payable of $206,921 due to shareholders of the Company. The loans have no specified interest or repayment terms. The Company recorded imputed interest related to these loans of $7,443 as a contribution to capital.

During 2002 and 2001, the Company issued 6,269,628 and 28,600, respectively, shares of its common stock in satisfaction of $188,089 and $9,235 of convertible debentures and loans.

During 2001, a portion of a debenture was reduced by $13,904 representing the sale of ATM machines which were sold to the holders on the same basis as to other customers.

Note 9 - Common Stock

During the year ended December 31, 2000, the Company had a 1.5 to 1 stock split. The accompanying financial statements reflect this stock split.

During 2002, the Company issued 316,143 shares of its common stock in exchange for services, at an average price of $.14. The Company also issued 857,152 shares of its common stock at an average price of $.04 to acquire an interest in Trac POS, and issued 6,269,628 shares of its common stock at an average price of $.03 for conversion of debt. During 2001, the Company issued 581,041 shares of its common stock under private placement for $.50 per share. Stock issued for consideration other than cash was valued based on quoted market prices.

Note 10 -Outstanding Warrants

The Company had outstanding warrants to purchase 3,290,998 shares of its' common stock at each of December 31, 2002 and 2001, at prices ranging from $.30 to $1.00 per share. The warrants became exercisable in 2001 and expire at various dates through 2004.

The following schedule shows the warrants outstanding and changes made during the years ending December 31, 2002 and 2001:

	Number	Weighted Average Exercise Price
Warrants outstanding December 31, 2000	2,546,108	$0.78
Changes during the year 2001:
Issued	758,082	$0.88
Exercised	(13,192)	$0.30
Warrants outstanding December 31, 2001 and 2002	3,290,998	$0.80

Where appropriate an allocation has been made in the consolidated statements of stockholders' equity between common stock and common stock warrants to give effect to the estimated fair value of the common stock warrants.

Note 11 - Acquisition of Kan-Can Resorts Ltd., Sale of Head Lease and Mortgage Receivable

On October 19, 2001, the Company acquired 57% of Kan-Can Resorts Ltd plus a shareholder loan of $114,425 in exchange for 200,000 shares of the Company's common stock valued at $0.50 per share based on average quoted market price. The Company previously owned 10% of Kan-Can. The acquisition was treated as a purchase. Accordingly, the purchase price was allocated to the shareholder loan and net assets of Kan-Can based on fair market values, with the excess of $9,294 allocated to Kan-Can's principal asset - a head lease. Prior to the acquisition, Kan-Can had nominal revenue, so no pro-forma information is presented.

On November 26, 2001 Kan-Can sold its head lease in exchange for CAD$170,000 (US$108,000) cash, a mortgage of CAD$740,000 (US$465,409), and Kan-Can common stock equaling 32% of the outstanding shares before the transaction. The mortgage bears an interest rate of 4.5% with monthly payments (principal and interest) of CAD$8,982 (US$5,720), and is accounted for by the Company as a debt investment being held to maturity. The shares received were returned to the treasury and canceled. As a result of this transaction, the Company's ownership percentage of Kan-Can increased to 99% and the Company accordingly adjusted its equity in the subsidiary by $1,630.

Note 12 - Acquisition of E-Debit International Inc.

On August 1, 2000, the Company acquired a 5% interest in E-Debit for $1,350 cash. During October 2001, the Company acquired a 25% interest in E-Debit for $9,545 cash, and a 60% interest in E-Debit in exchange for 200,000 shares of the Company's common stock valued at $.50 per share based on quoted market price. The acquisition was treated as a purchase. The excess of the amounts paid over the fair value of the net assets acquired was allocated to the Intellectual property of E-Debit. Prior to the acquisition, E-Debit had nominal revenue, so no pro-forma information is presented.

Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" addresses financial accounting and reporting for intangible assets. Under this statement, intangible assets apart from goodwill with finite lives are to be amortized over their useful lives to their residual value, if any, whereas goodwill and intangible assets with indefinite lives are not to be amortized. Management believes that currently the intangible assets (Intellectual property) purchased have an indefinite useful life, but expects that once operations commence using the assets, an estimated useful life will be determinable. Once the useful life is determined, the intangible assets will be amortized.

Note 13 - Income Taxes

The Company files United States income tax returns, and the Company's operating subsidiaries file Canadian income tax returns. Because the Company has no US income other than from its subsidiaries, it is expected that the Company will pay no US income tax due to the expected tax credits due from any Canadian taxes paid. The Company has estimated net operating loss carryforwards of $500,809, which expire as follows:

2020	$73,797
2021	$189,587
2022	$237,425

Estimated tax benefits resulting from net operating loss carryforwards of $170,275 are offset by a reserve of the same amount because it is uncertain that the company will be able to utilize the carryforwards before they expire.

Income taxes at the statutory rate are reconciled to Company's actual income taxes as follows:

	2002	2001
Tax (benefit) at statutory rate (34%)	$(84,973)	$(67,852)
Canadian tax benefits	(22,881)	10,308
Income taxes paid and accrued	8,873	3,172
Change in reserve for net operating loss carryforwards	(70,965)	(81,332)
Income tax expense (benefit)	(14,008)	13,480

Canadian tax benefits resulting from the excess of undepreciated costs of property and equipment arising from differences between the Company's depreciation rates and those prescribed for income tax purposes and projected Canadian tax rates are recorded in the amounts of $25,159 for 2002 and $2,354 for 2001.

Note 14 - Stock Based Compensation

During 2002, the Company adopted the 2002 Employees Stock Option and Stock Award Plan for directors, employees and consultants. The maximum number of shares that may be optioned or awarded under the plan is 4,000,000. Additional provisions of the plan call for awards, exercise prices and vesting to be determined by the board of directors or its designated administrator.

Following is a table of outstanding options and changes during 2002 and 2001:

	Employee Options	Non- Employee Options	Weighted Average Exercise Price
Options Outstanding, December 31, 2000	--	--	--
Options granted in 2001:
Employees	--	--	--
Non-employees	--	64,516	0.50
Options exercised in 2001:	--	--	--

Options Outstanding, December 31, 2001	--	64,516	0.50
Options granted in 2002:
Employees	970,000	--	0.14
Non-employees	--	1,003,690	0.22
Options exercised in 2002:	--	--	--
Option expired in 2002:	--	132,326	0.50

Options Outstanding, December 31, 2002	970,000	935,880	0.17

All outstanding options vest immediately.

Options granted consist of:

Year and Exercise price relative to fair value of underlying stock	Weighted average fair value at grant date	Weighted average exercise price
Year ending December 31, 2001:
Exercise price above fair value:	0.38	0.50
Year ending December 31, 2002:
Exercise price above fair value:	0.04	0.18

If not previously exercised or canceled, options outstanding at December 31, 2002 will expire as follows:

	Range of Exercise Prices		Number	Weighted Average Exercise
Year Ending December 31,	High	Low	of Shares	Price
2004	0.18	0.18	857,152	$0.18
2007	0.14	0.50	1,048,728	0.16

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

	Year Ended December 31, 2002	Year Ended December 31, 2001
Expected Volatility:	300%	274%
Risk-free interest rate:	1.23%	2.16%
Expected Dividends:	--	--
Expected Term in Years:	5	1

As permitted by FASB Statement No. 123, the company applies the methods of APB 25 and related interpretations in accounting for stock options issued to employees and recorded no expense for these options. No employee options were issued in 2001. If the Company had expensed the fair value of employee options issued in 2002, net (loss) would have been increased by $19,365 to $269,286.

Note 15 - Commitments and Contingencies

The Company leases real estate (office and warehouse space) under non-cancelable operating leases that expire on varying dates through 2007. The Company also has various obligations for auto and equipment leases through 2006.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2003	$45,167	$12,393
2004	38,127	11,918
2005	23,514	8,599
2006	22,562	1,777
2007	1,881

Note 16 - Risks and Uncertainties

The Company is subject to substantial risks and uncertainties inherent in the sale and operation of vending machines in Canada. The Company's activities are subject to certain governmental regulations and they compete with companies that have more capital resources available.

Note 17 - Related party transactions

The Company expensed $24,235 during 2002 for consulting and management services to a company which is controlled by the Company's president, all of which is outstanding at year-end.

Note 18 - Subsequent Events

In January of 2003 the company incorporated a new wholly owned subsidiary, Westsphere Development Corporation, to pursue real estate development opportunities.

In January of 2003 the company incorporated a new wholly owned subsidiary, Westsphere Entertainment Corporation, to pursue opportunities in the entertainment industries.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors and officers of Westsphere and its Subsidiaries

1. Management of Westsphere

The following table furnishes the information concerning the members of the Board of Directors of Westsphere as of March 31, 2003. The Directors of Westsphere are elected every year and serve until their successors are elected and qualify.

Name	Age	Title	Term of Service
Douglas N. Mac Donald	54	Director, President, CEO	07/98 to present

Robert L. Robins	61	Director/V.P./Sec. Treasurer	07/98 to present

Dr. Roy Queen	60	Director	12/98 to present

Kim Law	35	V.P./CFO Director	05/00 to present 08/02 to present

Bernd Reuscher	59	Director	04/02 to present

Sonia Goeseels	51	V.P.	05/00 to present

Mr. Douglas N. Mac Donald -

Chief Executive Officer, President and a Director and one of the original founders of Vencash Capital Corporation. In March 1995 Mr. Mac Donald retired from the RCMP after a distinguished twenty-five year service career. In April 1995 Mr. Mac Donald developed Mac Donald Gaming Corporation and Mac Donald Venture Corporation. These companies were designed specifically to provide support to developers in the gaming industry and also to develop new business opportunities. Since 1998 Mr. Mac Donald has devoted his time to the development of Westsphere Asset Corporation and it's subsidiary companies. Mr. Mac Donald is presently President and Chief Executive Officer and is a member of the Board of Directors of both Westsphere Asset Corporation and Vencash Capital Corporation.

Mr. Robert L. Robins -

Vice President, Director and Secretary Treasurer of Westsphere Asset Corporation. Mr. Robins is a retired member of the Calgary Police Service, retiring in 1991 after serving in the Homicide and Criminal Intelligence Units. Prior to service with the City Police Mr. Robins was a serving member of the Canadian Armed Forces serving with the U.N. Peace Keeping in the Middle East and with NATO in Europe. After retiring from the City Police Mr. Robins was employed with Alberta Family & Social Services Fraud Investigation. Mr. Robins has a total of 38 years of experience in all levels of government Federal, Provincial and Municipal. As a result of his successful careers, the company respects Mr. Robin's counsel in the many aspects of Westsphere's day-to-day operations. Mr. Robins also sits as Secretary, Treasurer, and Director of Vencash Capital Corporation.

Dr. Roy Queen, B.A.,D.M.D.,M.S.C.,M.R.C.D. -

Director - Dr. Roy Queen graduated with a Doctor of Medical Dentistry (D.M.D.) and a Master's Degree in Biological Science (M.S.C.) from the University of Manitoba. He has established a successful practice in Clinical Orthodontics in Kamloops, British Columbia and became a Fellow of the Royal College of Dentistry (M.R.C.D.) Dr. Queen's business interests and holdings are varied and expansive and with the experience of being an officer and director of several publicly traded companies his advice and counsel enhances the management of Westsphere and its subsidiaries.

Bernd Reuscher-

Director- The vacancy created by Mr. McNabb's resignation was filled by the appointment of Mr. Michael Bernd Reuscher by the Board of Directors of Westsphere on April 30, 2002. Mr. Reuscher was employed for twenty years by Siemans AG, one of the largest German multi-national companies. During that time, Mr. Reuscher served in several Senior Executive positions in Europe, South America and Southeast Asia. Since 1994, Mr. Reuscher has been involved in the ownership and management of several private Canadian corporations in the areas of fast food franchising, fast food processing, land development, design and construction of high-end apartment buildings, corporate registries services and research and design of environmental products. Mr. Reuscher graduated in 1973 with an Engineering Degree in Telecommunications in Hamburg, Germany.

Mr. Kim S. Law -

Director-CFO-Vice President of Finance - Mr. Law has held this position since May, 2000. Mr. Law has been instrumental in establishing the financial controls for Westsphere Asset Corporation and all of it's Subsidiary companies. From July 1999 to April 2000, Mr. Law was the Vice President Finance of Kan-Can Resorts Ltd., a property development company. The prior nine years Mr. Law was the Controller in the Hospitality and Resort Industry.

Ms. Sonia Goeseels -

Vice President of Administration for Westsphere Asset Corporation. This position includes the responsibilities of Executive Assistant to the Board of Directors. Ms. Goeseels has held this position with Westsphere Asset Corporation since May 2000. Ms. Goeseels was employed in the Hospitality and Resort Industry in various capacities with the responsibilities in the areas of Administration and Management. Westsphere calls upon Mrs. Goeseels considerable administrative background along with her commercial marketing, client service and customer relations experience in order to coordinate the Administration and Management of Westsphere and its subsidiary companies.

2. Management of Vencash Capital Corporation (a wholly owned subsidiary of

Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	54	Director/CEO	07/98 to present

Robert L. Robins	61	Director//Secretary/Treasurer	07/98 to present

Bernd Reuscher	59	Director	04/02 to present

Dr. Roy Queen	60	Director	12/98 to present

Kim Law	35	Director/CFO	08/02 to present

Joseph W. Bowser	48	President	03/01 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Kaw and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

Joseph W. Bowser - President - Mr. Bowser was one of the original founders of Vencash Capital Corporation. Mr. Bowser has an extensive marketing and management background holding executive positions as General Manager of Western Canada Arrow Games, President of Associated Gaming Consultants Ltd., and National Sales Manager of Turbo Resources Automotive Products and their related companies. Mr. Bowser is also the CEO of TRAC /POS Processing Inc.

3. Management of Westsphere Financial Group Ltd. (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service

Douglas N. Mac Donald	54	Director, President, CEO	07/98 to present

Robert L. Robins	61	Director/Secretary/Treasurer	07/98 to present

Bernd Reuscher	59	Director	04/02 to present

Dr. Roy Queen	60	Director	12/98 to present

Kim Law	35	Director	08/02 to present

Joseph W.Bowser	48	President	07/02 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above. For information on Joseph W. Bowser, see Management of Vencash .Capital, above Corporation

4. Management of Vencash ATM/POS Services Inc. (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service

Douglas N. Mac Donald	54	Director, President, CEO	07/98 to present

Robert L. Robins	61	Director/Secretary/Treasurer	07/98 to present

Bernd Reuscher	59	Director	04/02 to present

Dr. Roy Queen	60	Director	12/98 to present

Kim Law	35	Director	08/02

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

5. Management of Westsphere Systems Inc. (a wholly owned subsidiary of Westsphere).
Name	Age	Title	Term of Service
Douglas N. Mac Donald	54	Director, President, CEO	07/98 to present

Graham Brownlie	38	Vice President	09/01 to present

Robert L. Robins	61	Director/Secretary/Treasurer	07/98 to present

Bernd Reuscher	59	Director	04/02 to present

Dr. Roy Queen	60	Director	12/98 to present

Kim Law	35	Director	08/02

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

Graham Brownlie- Vice President of Westsphere Systems has been a hardware and Systems design specialist with 12 years direct experience in the industry He is a sales professional with a proven leading record in our direct sales target area.

6. Management of Camrose Convention Inn, Inc. (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	54	Director/CEO	12/01 to present

Sonia Goeseels	51	Director/ V.P/Secretary	02/02 to present

Kim Law	35	Director/V.P./CFO	02/02 to present

For information on Douglas N. Mac Donald, Sonia Goeseels and, Kim Kaw , see "Management of Westsphere Asset Corporation Inc.", above.

7. Management of Westsphere Development Corporation (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	54	Director/CEO	07/98 to present

Robert L. Robins	61	Director//Secretary/Treasurer	07/98 to present

Bernd Reuscher	59	Director	04/02 to present

Dr. Roy Queen	60	Director	12/98 to present

Kim Law	35	Director/CFO	08/02 to present

Sonia Goeseels	51	Vice President/Admin.	03/01 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Kaw and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

8. Management of Westsphere Entertainment Corporation (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	54	Director/President/CEO	01/03 to present

Robert L. Robins	61	Director//Secretary/Treasurer	01/03 to present

Dr. Roy Queen	60	Director	01/03 to present

Darrell D. Wakelam	56	Director	01/03 to present

Kim Law	35	Vice President/Finance	01/03 to present

Sonia Goeseels	51	Vice President/Admin.	03/01 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Sonia Goeseels, Kim Kaw, and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

Darrell D. Wakelam, -Director of Westsphere Entertainment Corporation, Darrell is a retired member of the Royal Canadian Mounted Police who is acknowledged as one of the most qualified experts in the field of gambling and gaming investigations in Western Canada. Retiring from the RCMP in 1991 as one of the Force's four National Gaming Specialists, Mr. Wakelam joined the Alberta Gaming Control Branch as a Gaming Inspector where he was employed until 1994 after which time he was employed by the British Columbia Public Gaming Branch.

During his periods as an RCMP Gaming Specialist and Provincial Gaming Investigator in both Alberta and British Columbia, Mr. Wakelam was qualified as an expert witness in both regulated and criminal gaming investigations at every level of the judicial system (magistrates', Provincial, and Queens Bench) in the Provinces of British Columbia, Alberta, the North West Territories and the Yukon. Mr. Wakelam is recognized as one of the foremost security specialists in relation to Casino Gaming Security Operations in Western Canada and upon his departure from the government service entered into the field of corporate gaming security and operations.

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

(b) Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Douglas Mac Donald	President,Chief Executive Officer and a member of the Board of Directors	N/A	2	1
Robert Robins	Vice President, Sec., Treasurer and member of the Board of Directors	N/A	5	1
Sonia Goeseels	Vice President of Administration and Executive Assistant to the Board of Directors	1	1	1
Kim Law	Vice President of Finance, Chief Financial Officer and a member of the Board of Directors	1	2	1
Bernd Reuscher	Member of Board of Directors	1	3	1
Dr. Roy Queen	Member of Board of Directors	N/A	13	1

As of the date of the filing of this report, the Company has not adopted a code of ethics that applies to is principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company intends to prepare such a code of ethics and present it to its Board of Directors for adoption during the second quarter of fiscal year 2003. Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the year ending December 31, 2003 and post it on its website.

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

Compensation paid by Westsphere for all services provided during the fiscal year ended December 31, 2002, (1) to each of Westsphere's five most highly compensated executive officers whose cash compensation exceeded $100,000 and (2) to all officers as a group is set forth below under directors.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

Name and Principal Position	Year	Salary	Stock Options
Douglas N. Mac Donald* President and Director	2000 2001 2002	$34,249 $33,393 $38,049	0 0 375,000

*Mr. Mac Donald receives his salary through his corporation, Mac Donald and Associates.

Compensation Pursuant to Management Contracts.

Kim Law receives $53,269 per annum payable monthly plus bonus $5,700 payable twice per year, and bonus $2,851 payable two months after 12 months for administrative services pursuant to a contract dated March 1, 2003 to August 31, 2003. The contract allows for an automatic renewal every six months subject only to any defaults by Mr. Law of the terms of the contract. The contract provides for notice by either party to be delivered 30 days prior to the last day of the then current term. The contract also provides for a six-month severance package.

Through December 31, 2002, Robert L. Robins received $25,366 per annum payable monthly plus 400,500 shares of common stock with an option to purchase an additional 400,500, @ $0.035 per share for promotion and business development services pursuant to a contract dated October 1, 2002 and ending on March 31, 2003. The contract allows for an automatic renewal every six months subject only to any defaults by Mr. Robins of the terms of the contract. The contract also provides for a six-month severance package. This contract expired as of April 1, 2003 and the Company and Mr. Robins are, as of the date of filing of this report, negotiating a new contract for his services.

Through December 31, 2002, Mac Donald & Associates Gaming Specialists Inc. and/or Douglas N. Mac Donald received $38,049 per annum payable monthly plus 499,000 shares of common stock with an option to purchase an additional 490,500 shares @ $0.035 per share for administrative, business development and promotion services pursuant to a contract dated October 1, 2002 and ending on March 31, 2003. The contract allows for an automatic renewal every six months subject only to any defaults by Mr. Mac Donald of the terms of the contract. The contract also provides for a six-month severance package. This contract expired as of April 1, 2003 and the Company and Mr. Mac Donald are, as of the date of filing of this report, negotiating a new contract for his services.

Sonia Goeseels receives $25,113 per annum payable monthly plus bonus $856.00 payable twice per year, and bonus$1,141.00 payable two months after 12 months for administrative services pursuant to a contract dated March 1, 2003 to August 31, 2003. The contract allows for an automatic renewal every six months subject only to any defaults by Ms. Goeseels of the terms of the contract. The contract provides for notice by either party to be delivered 30 days prior to the last day of the then current term. The contract also provides for a six-month severance package.

Other Compensation - None; no stock appreciation rights or warrants exist.

Compensation of Directors

Westsphere did not pay any compensation services provided as directors during the fiscal year ended December 31, 2002. Commencing in March 2000, Westsphere started paying its directors $167 per each board of directors meeting attended. Westsphere has set up year end bonus for the directors and officers from a wholly owned subsidiary, Vencash Capital of $63,416.

Termination of Employment and Change of Control Arrangements

None.

Key Employees Incentive Stock Option Plan

Douglas N. Mac Donald 375,000 at $0.14

Robert L. Robins 255,000 at $0.14

Kim Law 142,500 at $0.14

Sonia Goeseels 142,500 at $0.14

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of March 19, 2003 for:

each of our directors and executive officers individually;

each person or group that we know owns beneficially more than 5% of our common stock; and

all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person. The applicable percentage of ownership for each shareholder is based on 29,564,640 shares of common stock outstanding as of March 19, 2003, together with applicable options for that shareholder. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

The following sets forth information with respect to Westsphere's Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group.

Name and address of Beneficial Owner	Number of Shares Beneficially Ownership	Percentage of Shares Outstanding
Officers and Directors
Douglas N. Mac Donald 45 Sheridan Street St. Alberta, Alberta	4,729,296 (1)	15.5%
Robert L. Robins 788 Parkridge Drive SE. Calgary, Alberta	1,131,431 (2)	3.7%
Dr. Roy L. Queen McGill Road Kamloops, B.C.	2,470,545(3)	8.4%
Bernd Reuscher 175 Quesnel Crescent Edmonton, Alberta	1,751,008(4)	5.9%
Kim Law 39 Hamstead Pointe N.W. Calgary, Alberta	433,500	1.5%
Sonia Goeseels 1001 14,Ave. S.W Calgary, Alberta	143,250	----
Officers and Directors as a Group	10,669,030	34%

(1) $1,589,500 of these shares are held in Mr. Mac Donald's name; 225,000 shares are held in the name of Mr. Mac Donald's wife, Patti; 2,057,410 shares are held in the name of Mac Donald Venture Corp. of which Mr. Mac Donald is the sole officer and director, 857,386 of these shares are held in the name of 989939 Alberta Ltd.. of which Mr. Mac Donald is part owner, and 375,000 of these shares are in the form of options which may be purchased at $0.14 per share and 490,500 of these shares are in the form of options which may be purchased at $0.035 per share.

(2) 1,129,181 of these shares are held in the name of Mr. Robins; 2,250 shares are held in the name of Mr. Robins' corporation, P&R Holdings Ltd, and 225,000 of these shares are in the form of options which may be purchased at $0.14 per share and 400,500 of these shares are in the form of options which may be purchased at $0.035 per share.

(3) 2,317,212 of these shares are held in the name of Dr. Queen; 333,333 shares are held in the name of Mr. Queen's corporation, Drin Holdings Ltd.

(4) 691,622 of these shares are held in Mr. Reuscher's name; 857,386 of these shares are held in the name of 989939 Alberta Ltd. of which Mr. Reuscher is part owner; 202,000 of these shares are held in the name of MBR Venture Corporation in which Mr. Reuscher is the sole officer and director.

(5) 443,500 of these shares are held in the name of Mr. Kim Law and 142,500 of these shares are in the form of options which may be purchased at $0.14 per share.

(6) 143,250 of these shares are held in the name of Ms. Sonia Goeseels and 142,500 of these shares are in the form of options which may be purchased at $0.14 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) See attached list of exhibits following signature page.

(b) Westsphere did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

By: /s/ Douglas N. MacDonald
Name: Douglas N. Mac Donald
Title: President
Date: April 11, 2003

By: /s/ Kim Law
Name: Kim Law
Title: Principal Financial and Accounting Officer
Date: April 11, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Douglas N. MacDonald
Name: Douglas N. Mac Donald
Title: President and Board of Directors
Date: April 11, 2003

By: /s/ Robert L. Robins
Name: Robert L. Robins
Title: Board of Directors
Date: April 11, 2003

By: /s/ Bernd Reuscher
Name: Bernd Reuscher
Title: Board of Directors
Date: April 11, 2003

By /s/ Roy L. Queen
Name: Roy L. Queen
Title: Board of Directors
Date: April 11, 2003

By: /s/ Kim Law
Name: Kim Law
Title: Board of Directors
Date: April 11, 2003

SECTION 302 CERTIFICATION

I, Douglas Mac Donald, certify that:

1. I have reviewed this annual report of Westsphere Asset Corporation Inc. (the "Registrant")

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I

a) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

b) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the annual report is being prepared;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

d) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls, and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 11, 2003	By:	/s/ Douglas MacDonald Name: Douglas Mac Donald Title: Chief Executive Officer (Principal Executive Officer)

SECTION 302 CERTIFICATION

I, Kim Law, certify that:

1. I have reviewed this annual report of Westsphere Asset Corporation Inc. (the "Registrant")

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I

a) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

b) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the annual report is being prepared;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

d) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls, and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 11, 2003	By:	/s/ Kim Law Name: Kim Law Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Number	Description	Reference
3.1(i)	Articles of Incorporation filed and all amendments thereto filed with the Secretary of the State of Colorado July 21, 1998	*
3(i)(a)	By-Laws of Westsphere Asset Corporation, Inc.	*
3(i)(b)	By-Laws of Vencash Capital Corporation	*
4	Specimen Stock Certificate	*
10.1	Agreement dated December, 1998 by and between Westsphere Asset Corporation, Inc. and 3 Ocean Investment Corporation	*
10.2	Share Exchange Agreement dated December 7, 1998 by and between Westsphere Asset Corporation, Inc. Mac Donald Venture Corporation, Mr. Joseph Bowser and Mr. Robert L. Robins	*
10.3	Sample Conversion Agreement by and among Westsphere Asset Corporation, Inc. and various shareholders of Vencash Capital Corporation	*
10.4	ABS Processing Agreement dated October 28, 19988 by and between Vencash Capital Corporation and TNS Smart Network Inc.	*
10.5	Agreement dated June 24, 1999 by and between Vencash Capital Corporation and TCS (Canada) Limited	*
10.6	Sample Convertible Debenture issued by Westsphere Asset Corporation, Inc. in connection with the offering of $105,600 convertible debentures	*
10.7	Sample Loan Agreement and Promissory Note between Westsphere Asset Corporation, Inc. and various investors	*

* Previously filed on Form 10-SB December 1, 2000 File No. 0-32051.