Form 10QSB
period 2003-03-31
WESTSPHERE ASSET CORP INC
filed 2003-05-15
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2003

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

29,564,640 shares of Common Stock, no par value, as of May 14, 2003.

Transitional Small Business Disclosure Format
(check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page

Consolidated Financial Statements:
Consolidated Balance Sheet	F-2
Consolidated Statements of Operations	F-3
Consolidated Statement of Cash Flows	F-4
Notes to Financial Statements	F-5

WESTSPHERE ASSET CORPORATION, INC. Consolidated Balance Sheets
ASSETS	March 31, 2003	December 31, 2002 (Note 1)
CURRENT ASSETS
Cash and cash equivalents	$145,307	$138,219
Accounts receivable net of $16,170 allowance for doubtful accounts at March 31, 2003 and $16,806 at December 31, 2002	315,211	277,933
Accounts receivable - related parties	32,259	30,990
Current portion of finance receivables	7,725	7,209
Inventory	204,380	235,165
Prepaid expense and deposit	59,209	51,579
Current portion of mortgage receivable	38,331	35,771
Total current assets	802,422	776,866

Property and equipment, net	268,614	269,284
Intellectual property	106,766	100,082
Mortgage receivable	249,807	246,803
Deferred site development costs	10,227	10,180
Loans - related parties	139,490	114,943
Finance receivables	2,411	3,771
Future tax benefits	26,959	25,159
Other investments	151,147	164,024

Total assets	$1,757,843	$1,711,112

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$583,989	$618,079
Accounts payable, related parties	105,442	48,490
Deposits payable	252	647
Total current liabilities	689,683	667,216

Shareholder loans	178,557	206,921
Convertible debentures	98,516	91,937
Non-current lease obligation	12,191	13,507
Total liabilities	978,947	979,581

Minority interest in E-Debit International	8,840	10,162

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - authorized 75,000,000 shares, no par value; 29,564,640 shares issued and outstanding at March 31, 2003 and 28,568,140 at December 31, 2002	1,285,154	1,250,256
Common stock warrants	190,285	190,285
Accumulated other comprehensive income	27,461	(28,335)
Accumulated deficit	(732,844)	(690,837)
Total stockholders' equity	770,056	721,369

Total liabilities and stockholders' equity	$1,757,843	1,711,112

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC. Consolidated Statements of Operations For the Three Months Ended March 31, 2003 and 2002 (Unaudited)
		2003	2002
Revenue -
Equipment and supplies		$200,597	$149,179
Residual and interchange income		366,466	277,306
Other		28,656	15,893
Total revenue		595,719	442,378

Cost of sales -
Equipment and supplies		178,173	165,565
Residual and interchange costs		172,522	109,365
Commissions		3,944	9,335
Other		5,264	6,616
Total cost of sales		359,903	290,881

Gross profit		235,816	151,497

Administrative expenses -
Depreciation and amortization		8,989	25,292
Consulting fees		70,178	43,338
Legal and accounting fees		9,733	6,999
Salaries and benefits		111,127	133,906
Travel, delivery and vehicle expenses		29,353	36,389
Other		70,267	61,594
Total administrative expenses		299,647	307,518

(Loss) from operations		(63,831)	(156,021)

Other income -
Interest income		4,254	49,117
Interest expense		(11,428)	(1,269)
Gain on asset sales		30,983	--

Net (loss) before income taxes		(40,022)	(108,173)

Provision for income taxes		(1,985)	--

Net (loss)		$(42,007)	$(108,173)

Net (loss) per common share	$	Nil	$(.01)

Weighted number of shares outstanding		28,817,265	21,553,793

Other comprehensive income (loss) -
Net (loss)		$(42,007)	$(108,173)
Foreign currency translation gain (loss)		55,796	(702)
Total comprehensive income (loss)		$13,789	$(108,875)

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC. Consolidated Statement of Cash Flows For the Three Months Ended March 31, 2003 and 2002 (Unaudited)
	2003	2002
Cash flows from operating activities:
Net (loss) from operations	$(42,007)	$(108,173)
Reconciling adjustments -
Common shares and warrants issued for expenses	3,395	44,462
Depreciation and amortization	8,989	24,590
Gain on sale of assets	(30,983)
Other non-cash transactions	(319)
Changes in operating assets and liabilities
Accounts receivable	(14,813)	(36,738)
Inventory	47,612	42,521
Prepaid expenses and other	(3,939)	2,910
Accounts payable and accrued liabilities	2,213	20,791
Net cash provided by (used for) operations	(29,852)	(9,637)

Cash flows from investing activities:
Purchase of equipment	(12,525)	(22,240)
Disposal of equipment	15,098	--
Repayments of loans receivable	14,656	(467)
Other investments	(16,322)	(47,016)
Net cash (used for) investing activities	907	(69,723)

Cash flows from financing activities:
Issuance of common stock and warrants	--	--
Net cash provided by financing activities	--	--

Foreign currency translation adjustment	21,857	(702)
Net change in cash and cash equivalents	7,088	(80,062)
Cash and cash equivalents at beginning of period	138,219	134,004
Cash and cash equivalents at end of period	$145,307	$53,942

Supplemental schedule of cash flow information
Interest paid in cash	$--	$--
Income taxes paid in cash	$--	$--

Supplemental schedule of noncash investing and financing activities
Shares issued in settlement of accounts payable	$31,503	$--

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.
Notes to Financial Statements
March 31, 2003 and 2002
(Unaudited)

Note 1 - Financial Statements

The accompanying consolidated financial statements included herein have been prepared by Westsphere Asset Corporation, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Westsphere Asset Corporation, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Westsphere Asset Corporation, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Note 2 - Common Stock

During the three months ended March 31, 2003, the Company issued an additional 996,500 shares of its common stock at an average price of $0.035 for settlement of accrued interest and salaries.

Note 3 - Settlement of debt

During the three months ended March 31, 2003, the Company settled debt in the amount of $50,965 by exchanging a 5% interest in Trac POS Processing, Inc. This reduced the Company's holding in Trac POS Processing, Inc. to 31% of the outstanding shares of Trac POS Processing, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the three (3) month period of operations ended March 31, 2003, Westsphere and its subsidiaries generated net losses of ($42,007), while net losses from operations of ($108,173) were realized for the same period from the previous year. The total revenue in during the first quarter of year 2003 increased by approximately $153,341 to $595,719 from total revenue earned during the same period from the previous year of $442,378. Westsphere's gross margin has increased from 34% to 40%. The total cost of salaries and benefits also decreased from the first quarter of year 2002 from $133,906 to a total of $111,127 during the first quarter of year 2003. The decrease in salaries and benefits is due to a reduction in human resources. There was an increase in consulting fees from the first quarter of year 2002 from $43,338 to a total of $70,178 during the first quarter of year 2003, which is due to addition of sales and marketing personnel. Other expenses also increase from the first quarter of year 2002 of $61,594 to $70,267 during the first quarter of year 2003, which was primarily due to the operations of office and administrative costs.

Westsphere and its subsidiaries currently generate sufficient cash flow to cover all of its consolidated operating expenses. During the three month period of operations ended March 31, 2003, Westsphere has raised $50,965 through the sale of a 5% interest in Trac POS Processing, Inc. The sale transaction was offset against a loan payable. This reduced the Company's holding in Trac POS Processing, Inc. to 31% of the outstanding shares of Trac POS Processing.

During the three month period of operations ended March 31, 2003, Westsphere raised $50,965.

In order to grow Westsphere's businesses of ATM machines, Financing/Leasing and POS machines, Westsphere is dependent upon private placements, loans and/or joint venture arrangements. Westsphere's profit is expected to be generated by the surcharges collected from ATM machines, the sale of ATM machines, the sale of POS machines and the collection of Finance/Lease charges.

Changes in Financial Position

During the three (3) month period ended March 31, 2003, Westsphere's total assets increased to $1,757,843 from $1,711,112 as at December 31, 2002. This increase is primarily due to the increase in accounts receivable, prepaid expenses and loan receivables. As of March 31, 2003, Westsphere's current liabilities totaled $689,683 and consisted of accounts payable of $583,989 to suppliers for the purchase of ATM machines and POS machines, accounts payable to related parties in the amount of $105,442 and $252 due for deposits payable. Long-term liabilities as at March 31, 2003 consist of $98,516 in convertible debentures, $178,557 in shareholders loan and non-current lease obligations of $12,191.

Shareholders' equity as of March 31, 2003 was $770,056, inclusive of an accumulated loss from operations of $732,844, as compared to shareholders equity of $721,369 as of December 31, 2002. Total issued and outstanding share capital as of the year ended March 31, 2003 was 29,564,640 common shares as compared to a total of 28,568,140 common shares as of December 31, 2002.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended March 31, 2003, the Company issued a total of 996,500 shares of its common stock to certain members of its Board of Directors and a certain officer. All shares were issued at a price of $0.035 per share. The Company's President and a member of the Board of Directors, Mr. Douglas Mac Donald, receive 499,000 as consideration for services rendered to the Company through December 31, 2002 for which he had not previously received compensation. Mr. Bob Robins, a member of the Board of Directors, received 400,500 shares as consideration for services to the Company rendered through December 31, 2002 for which he had not previously received compensation. Dr. Roy Queen, a member of the Board of Directors, received 97,000 as a one-time interest charge on a loan that the Company received from Dr. Queen, which has a principal balance of $20,386 ($30,000 CDN) as of March 31, 2003. Each of these share issuances were conducted pursuant to Rule 4(2) under the Securities Act of 1933 and Regulation D promulgated thereunder by the Securities and Exchange Commission. No finders' fees or commission was paid in connection with these issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits - See Exhibit Index below.

    Reports on Form 8-K - none.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSPHERE ASSET CORPORATION, INC.

By: /s/ Doug MacDonald
Name: Doug MacDonald
Title: President
Date: May 15, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kim Law
Name: Kim Law
Title: Principal Financial Officer and Accounting Officer
Date: May 15, 2003

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

Date: May 15, 2003

By: /s/ Doug MacDonald Name: Doug MacDonald Title: President (Principal Executive Officer)

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

Date: May 15, 2003

By: /s/ Kim Law Name: Kim Law Title: Vice President (Principal Accounting Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the Quarterly Report of Westsphere Asset Corporation, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas MacDonald, President/CEO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Douglas MacDonald
Name: Douglas MacDonald
Title: President/CEO
Dated: May 15, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the Quarterly Report of Westsphere Asset Corporation, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kim Law, Vice-President of Finance and CFO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kim Law
Name: Kim Law
Title: Vice-President of Finance/CFO
Dated: May 15, 2003

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