Form 10QSB
period 2003-06-30
WESTSPHERE ASSET CORP INC
filed 2003-08-14
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2003

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

29,564,640 shares of Common Stock, no par value, as of July 29, 2003.

Transitional Small Business Disclosure Format
(check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

Page
Consolidated Financial Statements:
Consolidated Balance Sheets	F - 2
Consolidated Statements of Operations	F - 3 to F - 4
Consolidated Statements of Cash Flows	F - 5
Notes to Financial Statements	F - 6

WESTSPHERE ASSET CORPORATION, INC. Consolidated Balance Sheets
ASSETS	June 30, 2003 (Unaudited)	December 31, 2002 (Note 1)
CURRENT ASSETS
Cash	$106,631	$138,219
Accounts receivable net of $16,170 allowance for doubtful accounts at June 30, 2003 and $16,806 at December 31, 2002	387,778	277,933
Accounts receivable - related parties	38,988	30,990
Current portion of finance receivables	8,436	7,209
Inventory	203,006	235,165
Prepaid expense and deposit	84,935	51,579
Current portion of mortgage receivable	41,861	35,771
Total current assets	871,635	776,866

Property and equipment, net	275,526	269,284
Intellectual property	116,077	100,082
Mortgage receivable	256,637	246,803
Deferred site development costs	10,424	10,180
Loans - related parties	161,001	114,943
Finance receivables	827	3,771
Future tax benefits	29,442	25,159
Other investments	164,554	164,024

Total assets	$1,886,123	$1,711,112

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$364,353	$618,079
Accounts payable, related parties	134,071	48,490
Deposits payable	275	647
Bank loan	180,496	--
Total current liabilities	679,195	667,216

Shareholder loans	204,278	206,921
Convertible debentures	107,589	91,937
Non-current lease obligation	10,935	13,507
Total liabilities	1,001,997	979,581

Minority interest in subsidiaries	9,904	10,162

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - authorized 75,000,000 shares, no par value; 29,564,640 shares issued and outstanding at June 30, 2003 and 28,568,140 at December 31, 2002	1,285,154	1,250,256
Common stock warrants	190,285	190,285
Accumulated other comprehensive income	99,485	(28,335)
Accumulated deficit	(700,702)	(690,837)
Total stockholders' equity	874,222	721,369

Total liabilities and stockholders' equity	$1,886,123	1,711,112

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC. Consolidated Statements of Operations For the Three Months Ended June 30, 2003 and 2002 (Unaudited)
		2003		2002
Revenue -
Equipment and supplies		$199,283		$347,865
Residual and interchange income		468,671		297,945
Other		38,001		27,769
Total revenue		705,955		673,579

Cost of sales -
Equipment and supplies		148,038		267,112
Residual and interchange costs		234,478		123,426
Commissions		1,892		7,140
Other		6,970		18,199
Total cost of sales		391,378		415,877

Gross profit		314,577		257,702

Administrative expenses -
Depreciation and amortization		9,841		24,740
Consulting fees		16,498		18,344
Legal and accounting fees		25,136		30,791
Salaries and benefits		139,280		45,993
Travel, delivery and vehicle expenses		32,859		33,236
Other		58,904		87,889
Total administrative expenses		282,518		240,993

Income from operations		32,059		16,709

Other income -
Interest income		12,175		2,581
Interest expense		(9,947)		(5,485)
Gain on asset sales		--		--

Net income before income taxes		34,287		13,805

Provision for income taxes		(2,145)		--

Net income		$32,142		$13,805

Net income per common share	$	nil	$	nil

Weighted number of shares outstanding		29,564,640		21,592,960

Other comprehensive income:
Net income		$32,142		$13,805
Foreign currency translation adjustment		72,084		27,623
Total comprehensive income		$104,226		$41,428

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC. Consolidated Statements of Operations For the Six Months Ended June 30, 2003 and 2002 (Unaudited)
		2003		2002
Revenue -
Equipment and supplies		$399,880		$497,044
Residual and interchange income		835,137		575,251
Other		66,657		43,662
Total revenue		1,301,674		1,115,957

Cost of sales -
Equipment and supplies		326,211		432,678
Residual and interchange costs		407,000		232,791
Commissions		5,836		16,475
Other		12,234		24,815
Total cost of sales		751,281		706,759

Gross profit		550,393		409,198

Administrative expenses -
Depreciation and amortization		18,830		50,032
Consulting fees		86,676		61,682
Legal and accounting fees		34,869		37,790
Salaries and benefits		250,407		179,899
Travel, delivery and vehicle expenses		62,212		69,625
Other		129,171		149,481
Total administrative expenses		582,165		548,509

(Loss) from operations		(31,772)		(139,311)

Other income -
Interest income		16,429		51,698
Interest expense		(21,375)		(6,754)
Gain on asset sales		30,983		--

Net (loss) before income taxes		(5,735)		(94,367)

Provision for income taxes		(4,130)		--

Net (loss)		$(9,865)		$(94,367)

Net (loss) per common share	$	nil	$	nil

Weighted number of shares outstanding		29,190,953		21,164,365

Other comprehensive income (loss):
Net (loss)		$(9,865)		$(94,367)
Foreign currency translation adjustment		127,820		25,921
Total comprehensive income (loss)		$117,955		$(68,446)

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC. Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2003 and 2002 (Unaudited)
	2003	2002
Cash flows from operating activities:
Net (loss) from operations	$(9,865)	$(94,367)
Reconciling adjustments -
Common shares and warrants issued for expenses	3,395	46,894
Depreciation and amortization	18,830	50,043
Gain on sale of assets	(30,983)	--
Other non-cash transactions	1,602	--
Changes in operating assets and liabilities
Accounts receivable	(75,366)	(79,826)
Inventory	62,122	(40,224)
Prepaid expenses and other	(26,784)	(113,546)
Accounts payable and accrued liabilities	(229,474)	36,273
Net cash provided by (used for) operations	(286,523)	(194,753)

Cash flows from investing activities:
Purchase of equipment	(18,885)	(123,316)
Disposal of equipment	18,643	161,872
Repayments of loans receivable	20,080	--
Other investments	(31,413)	(86,411)
Net cash (used for) investing activities	(11,575)	(47,855)

Cash flows from financing activities:
Issuance of debt	185,529	181,044
Repayment of debt	(5,033)	--
Net cash provided by financing activities	180,496	181,044

Foreign currency translation adjustment	86,014	(4,649)
Net change in cash and cash equivalents	(31,588)	(66,213)
Cash and cash equivalents at beginning of period	138,219	134,004
Cash and cash equivalents at end of period	$106,631	$67,791

Supplemental schedule of cash flow information
Interest paid in cash	$1,062	$--
Income taxes paid in cash	$--	$--

Supplemental schedule of noncash investing and financing activities
Stock and options issued for investment in subsidiary	$--	$66,258

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.
Notes to Financial Statements
June 30, 2003 and 2002
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

Note 2 - Common Stock

During the six months ended June 30, 2003, the Company issued an additional 996,500 shares of its common stock at an average price of $0.035 for settlement of accrued interest and salaries.

Note 3 - Settlement of debt

During the six months ended June 30, 2003, the Company settled debt in the amount of $50,965 by exchanging a 5% interest in Trac POS Processing, Inc. This reduced the Company's holding in Trac POS Processing, Inc. to 31% of the outstanding shares of Trac POS Processing, Inc.

Note 4 - Bank loan

During May 2003, the Company's subsidiary, Westsphere Financial Group, Ltd. borrowed CAD$250,000 (US$185,000) from a bank. The loan bears interest at the bank's prime rate plus 2% (currently 6.75%). The loan is secured by the assets of the subsidiary, and is also guaranteed by the Company's subsidiary Vencash Capital Corporation and Douglas N. Mac Donald, President/CEO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the three (3) month period of operations ended June 30, 2003, Westsphere and its subsidiaries generated net income of $32,142, while income from operations of $13,805 were realized for the same period from the previous year. The total revenue earned during the second quarter of year 2003 increased by approximately $32,376 to $705,955 from total revenue earned during the same period from the previous year of $673,579. This increased revenue was primarily due to an increase in residual and interchange income. Westsphere's gross margin has increased from 38% to 45%. The total cost of salaries and benefits also increased from the second quarter of year 2002 from $45,993 to a total of $139,280 during the second quarter of year 2003. The increase in salaries and benefits is due to the settlement of employee contracts totaling $39,270 in the second quarter of year 2002 and an addition to sales and marketing and service personnel to support the increase in total revenue. There was a decrease in consulting fees from the second quarter of year 2002 from $18,344 to a total of $16,498 during the second quarter of year 2003, which is due to a decrease in equipment sales. Other expenses also decreased from the second quarter of year 2002 of $87,889 to $58,904 during the second quarter of year 2003, which was primarily due to a decrease in sales and marketing and office and administrative costs related to lower sales and placement in the market during the second quarter of year 2003 as compared to the second quarter of year 2002.

Westsphere and its subsidiaries currently generate sufficient cash flow to cover all of its consolidated operating expenses. During the three month period of operations ended June 30, 2003, Westsphere raised $185,000 from a bank to pay down its accounts payable. The loan is a demand loan with a maximum term of 48 months with monthly payments of $3,865.00, bears interest at prime plus two (2%) and is repayable at any time without penalty. The Company's President and CEO, Douglas N. MacDonald has provided his unlimited liability personal guarantee for the loan.

In order to grow Westsphere's businesses of ATM machines, Financing/Leasing and POS machines, Westsphere is dependent upon private placements, loans and/or joint venture arrangements. Westsphere's profit is expected to be generated by the surcharges collected from ATM machines, the sale of ATM machines, sale of POS machines and the collection of Finance/Lease charges.

Changes in Financial Position

During the three (3) month period ended June 30, 2003, Westsphere's total assets increased to $1,886,123 from $1,711,112 as at December 31, 2002. This increase is primarily due to the increase in accounts receivable, prepaid expenses and loan receivables. As of June 30, 2003, Westsphere's current liabilities totaled $679,195 and consisted of accounts payable of $364,353 to suppliers for the purchase of ATM machines and POS machines, accounts payable to related parties in the amount of $134,071, a bank loan in the amount of $180,496 and $275 due for deposits payable. Long-term liabilities as at June 30, 2003 consist of $107,589 in convertible debentures, $204,278 in shareholders loan and non-current lease obligations of $10,935.

Shareholders' equity as of June 30, 2003 was $874,222, inclusive of an accumulated loss from operations of $700,702, as compared to shareholders equity of $721,369 as of December 31, 2002. Total issued and outstanding share capital as of the year ended June 30, 2003 was 29,564,640 common shares as compared to a total of 28,568,140 common shares as of December 31, 2002.

REPORT OF MANAGEMENT'S RESPONSIBILITY

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

By: /s/ Douglas MacDonald
Name: Douglas MacDonald
Title: President
Date: August 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kim Law
Name: Kim Law
Title: Principal Financial Officer and Accounting Officer
Date: August 14, 2003

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

Date: August 14, 2003	By: /s/ Douglas MacDonald Name: Douglas MacDonald Title: President (Principal Executive Officer)

I, Kim Law, certify that:

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
Date: August 14, 2003	By: /s/ Kim Law Name: Kim Law Title: Vice President (Principal Accounting Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the Quarterly Report of Westsphere Asset Corporation, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas MacDonald, President/CEO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Douglas MacDonald
Name: Douglas MacDonald
Title: President/CEO
Dated: August 14, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the Quarterly Report of Westsphere Asset Corporation, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kim Law, Vice-President of Finance and CFO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kim Law
Name: Kim Law
Title: Vice-President of Finance/CFO
Dated: August 14, 2003

Exhibit Number	Description	Reference
3.1(i)	Articles of Incorporation filed and all amendments thereto filed with the Secretary of the State of Colorado July 21, 1998	*
3(i)(a)	By-Laws of Westsphere Asset Corporation, Inc.	*
3(i)(b)	By-Laws of Vencash Capital Corporation	*
4	Specimen Stock Certificate	*
10.1	Agreement dated December, 1998 by and between Westsphere Asset Corporation, Inc. and 3 Ocean Investment Corporation	*
10.2	Share Exchange Agreement dated December 7, 1998 by and between Westsphere Asset Corporation, Inc. MacDonald Venture Corporation, Mr. Joseph Bowser and Mr. Robert L. Robins	*
10.3	Sample Conversion Agreement by and among Westsphere Asset Corporation, Inc. and various shareholders of Vencash Capital Corporation	*
10.4	ABS Processing Agreement dated October 28, 19988 by and between Vencash Capital Corporation and TNS Smart Network Inc.	*
10.5	Agreement dated June 24, 1999 by and between Vencash Capital Corporation and TCS (Canada) Limited	*
10.6	Sample Convertible Debenture issued by Westsphere Asset Corporation, Inc. in connection with the offering of $105,600 convertible debentures	*
10.7	Sample Loan Agreement and Promissory Note between Westsphere Asset Corporation, Inc. and various investors	*
10.8	Loan Agreement between Westsphere Asset Corporation, Inc. and the Canadian Western Bank	Filed herewith

* Previously filed as Exhibits for the Registrant's Annual Report on Form 10-KSB April 26, 2001