Form 10QSB
period 2003-09-30
WESTSPHERE ASSET CORP INC
filed 2003-11-14
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

29,564,640 shares of Common Stock, no par value, as of October 28, 2003.

Transitional Small Business Disclosure Format
(check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

Page
Consolidated Financial Statements:
Consolidated Balance Sheets	F - 1
Consolidated Statements of Operations	F - 2 to F - 3
Consolidated Statements of Cash Flows	F - 4
Notes to Financial Statements	F - 5

2

WESTSPHERE ASSET CORPORATION, INC. Consolidated Balance Sheets
ASSETS	September 30, 2003 (Unaudited)	December 31, 2002 (Note 1)
CURRENT ASSETS
Cash	$103,033	$138,219
Accounts receivable net of $17,560 allowance for doubtful accounts at September 30, 2003 and $16,806 at December 31, 2002	142,052	277,933
Accounts receivable - related parties	183,061	30,990
Current portion of finance receivables	7,398	7,209
Inventory	141,709	235,165
Prepaid expense and deposit	38,870	51,579
Current portion of mortgage receivable	41,673	35,771
Total current assets	657,796	776,866

Property and equipment, net	294,634	269,284
Intellectual property	115,035	100,082
Mortgage receivable	239,205	246,803
Deferred site development costs	9,636	10,180
Loans - related parties	166,516	114,943
Finance receivables	--	3,771
Future tax benefits	29,309	25,159
Other investments	165,119	164,024

Total assets	$1,677,250	$1,711,112

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$124,898	$618,079
Accounts payable, related parties	234,523	48,490
Deposits payable	274	647
Bank loan	165,321	--
Total current liabilities	525,016	667,216

Shareholder loans	244,858	206,921
Convertible debentures	107,104	91,937
Non-current lease obligation	8,947	13,507
Total liabilities	885,925	979,581

Minority interest in subsidiaries	9,377	10,162

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - authorized 75,000,000 shares, no par value; 29,564,640 shares issued and outstanding at September 30, 2003 and 28,568,140 at December 31, 2002	1,289,799	1,250,256
Common stock warrants	190,285	190,285
Accumulated other comprehensive income	96,810	(28,335)
Accumulated deficit	(794,946)	(690,837)
Total stockholders' equity	781,948	721,369

Total liabilities and stockholders' equity	$1,677,250	1,711,112

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC. Consolidated Statements of Operations For the Three Months Ended September 30, 2003 and 2002 (Unaudited)
		2003		2002
Revenue -
Equipment and supplies		$118,472		$408,459
Residual and interchange income		533,795		334,039
Other		27,758		43,438
Total revenue		680,025		785,936

Cost of sales -
Equipment and supplies		144,004		350,020
Residual and interchange costs		277,509		148,936
Commissions		2,643		22,175
Other		15,879		11,331
Total cost of sales		440,035		532,462

Gross profit		239,990		253,474

Administrative expenses -
Depreciation and amortization		12,102		5,778
Consulting fees		27,889		3,588
Legal and accounting fees		6,559		12,353
Salaries and benefits		158,714		98,044
Travel, delivery and vehicle expenses		43,240		39,942
Other		82,363		53,127
Total administrative expenses		330,867		212,832

Income (loss) from operations		(90,877)		40,624

Other income -
Interest income		5,228		3,788
Interest expense		(12,944)		(6,333)
Gain on asset sales		--		--

Net income (loss) before income taxes		(98,593)		38,097

Provision for income taxes		4,349		--

Net income (loss)		$(94,244)		$38,097

Net income per common share	$	nil	$	nil

Weighted number of shares outstanding		29,564,640		20,834,696

Other comprehensive income:
Net income (loss)		$(94,244)		$38,097
Foreign currency translation adjustment		(2,675)		(26,162)
Total comprehensive income		$(96,919)		$11,935

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC. Consolidated Statements of Operations For the Nine Months Ended September 30, 2003 and 2002 (Unaudited)
		2003		2002
Revenue -
Equipment and supplies		$518,352		$905,503
Residual and interchange income		1,368,932		909,290
Other		94,415		115,549
Total revenue		1,981,699		1,930,342

Cost of sales -
Equipment and supplies		470,215		782,697
Residual and interchange costs		684,509		381,726
Commissions		8,479		38,650
Other		28,113		36,146
Total cost of sales		1,191,316		1,239,219

Gross profit		790,383		691,123

Administrative expenses -
Depreciation and amortization		30,932		55,809
Consulting fees		114,565		65,270
Legal and accounting fees		41,428		50,142
Salaries and benefits		409,121		277,942
Travel, delivery and vehicle expenses		105,452		109,568
Other		211,315		202,610
Total administrative expenses		912,813		761,341

(Loss) from operations		(122,430)		(70,218)

Other income -
Interest income		21,657		27,037
Interest expense		(34,319)		(13,087)
Gain on asset sales		30,983		--

Net (loss) before income taxes		(104,109)		(56,268)

Provision for income taxes		--		--

Net (loss)		$(104,109)		$(56,268)

Net (loss) per common share	$	nil	$	nil

Weighted number of shares outstanding		28,966,740		21,164,365

Other comprehensive income (loss):
Net (loss)		$(104,109)		$(56,268)
Foreign currency translation adjustment		125,145		(188)
Total comprehensive income (loss)		$21,036		$(56,456)

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC. Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2003 and 2002 (Unaudited)
	2003	2002
Cash flows from operating activities:
Net (loss) from operations	$(104,109)	$(56,268)
Reconciling adjustments -
Common shares and warrants issued for expenses	4,645	46,894
Depreciation and amortization	30,932	61,522
Gain on sale of assets	(30,983)	--
Other non-cash transactions	694	--
Changes in operating assets and liabilities
Accounts receivable	7,554	(60,380)
Inventory	132,251	(43,299)
Prepaid expenses and other	21,218	(75,010)
Accounts payable and accrued liabilities	(389,242)	(29,465)
Net cash provided by (used for) operations	(327,040)	(156,006)

Cash flows from investing activities:
Purchase of equipment	(62,104)	(130,908)
Disposal of equipment	26,826	174,290
Collection on loans receivable	48,311	--
Other investments	5,927	(73,193)
Net cash provided by (used for) investing activities	18,960	(29,811)

Cash flows from financing activities:
Issuance of debt	235,318	181,522
Repayment of debt	(15,175)	--
Net cash provided by financing activities	220,143	181,522

Foreign currency translation adjustment	52,751	33,434
Net change in cash and cash equivalents	(35,186)	(29,139)
Cash and cash equivalents at beginning of period	138,219	134,004
Cash and cash equivalents at end of period	$103,033	$163,143

Supplemental schedule of cash flow information
Interest paid in cash	$2,798	$--
Income taxes paid in cash	$--	$--

Supplemental schedule of noncash investing and financing activities
Stock and options issued for investment in subsidiary	$--	$66,258
Debt repaid by issuing stock	$--	$188,089

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

Note 2 - Common Stock

During the nine months ended September 30, 2003, the Company issued an additional 996,500 shares of its common stock at an average price of $0.035 for settlement of accrued interest and salaries.

Note 3 - Settlement of debt

During the nine months ended September 30, 2003, the Company settled debt in the amount of $50,965 by exchanging a 5% interest in Trac POS Processing, Inc. This reduced the Company's holding in Trac POS Processing, Inc. to 31% of the outstanding shares of Trac POS Processing, Inc.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the three (3) month period of operations ended September 30, 2003, Westsphere and its subsidiaries generated a net loss from operations of $90,877, while net income from operations of $40,624 were realized for the same period from the previous year. The total revenue earned during the third quarter of year 2003 decreased by $105,911 to $680,025 from total revenue earned during the same period from the previous year of $785,936. This decrease in revenue was primarily due to an a significant drop in sales of equipment and supplies, partially offset by an increase in residual and interchange income. The drop in sales of equipment and supplies was due to the introduction of a new program, Rent-to-Own, whereby Westsphere's subsidiary Vencash collects monthly rent payments plus applicable taxes. The increase in residual and interchange income was due to the discovery program which was introduced in the latter part of the year 2002 and partially from sales during the year. Westsphere's gross margin has increased from 32% to 35%. Westsphere's total administrative expenses for the third quarter of 2003 increased to $330,867 from $212,836 from the previous year. Most of such increase was caused by an increase in total cost of salaries and benefits from $98,044 to a total of $158,714. The increase in salaries and benefits is due to hiring additional sales and marketing staffs to promote new marketing programs and additional administrative staffs to handle the increase in volume of transactions and paperwork There was also an increase in consulting fees from the third quarter of year 2002 from $3,588 to a total of $27,889 during the third quarter of year 2003, which was due to new management contracts to officers of the company. Other expenses also increased from the third quarter of year 2002 of $53,127 to $82,363 during the third quarter of year 2003, which was primarily due to promotion materials and increase in travel expenses to promote new programs.

Results of Operations - Nine Month Period

During the nine (9) month period ended September 30, 2003, Westsphere and its subsidiaries generated a net loss from operations of $104,109, while net loss from operations of $56,268 were realized for the same period from the previous year. The total revenue earned for the nine (9) month period of year 2003 increased by $51,357 to $1,981,699 from total revenue earned during the same period from the previous year of $1,930,342. This increase in revenue was primarily due to a drop in sales of equipment and supplies, partially offset by an increase in residual and interchange income. The increase in residual and interchange income mainly came from the results of the discovery program which was introduced at the end of year 2002. The decrease in sales of equipment and supplies was due to a slow down in sales during the first six (6) month period and the new marketing program - Rent-To-Own which was introduced in the third quarter, whereby Westsphere's subsidiary Vencash collects monthly rent payments plus applicable taxes. Westsphere's gross margin has increased from 36% to 40%. Westsphere's total administrative expenses for the nine (9) month period of year 2003 increased to $912,813 from $761,341 from the previous year. This increase was mainly caused by an increase in total cost of salaries and benefits from $277,942 to $409,121. The increase in salaries and benefits is due to the hiring of additional sales and marketing staff to promote new marketing programs, and additional administrative staff to handle the increase in the volume of transactions and paperwork. There was also an increase in consulting fees from $65,270 for the nine (9) month period of the year 2002 to $114,565 during the nine (9) month period of year 2003, which is due to new management contracts to officer of the company commencing April 1, 2003. Other expenses also increased from $202,610 for the nine (9) month period of year 2002 to $211,315 for the nine (9) month period of year 2003, which was primarily due to promotional materials and travel expenses to promote new programs.

Westsphere and its subsidiaries currently generate sufficient cash flow to cover all of its consolidated operating expenses. During the three month period of operations ended September 30, 2003, Westsphere's subsidiary Vencash raised $36,668 by way of a demand loan from an existing shareholder of Westsphere, with interest accruing at the rate of 15% per annum on the outstanding balance. The purpose of the loan was to cover a Vencash short term payable.

In order to grow Westsphere's businesses of ATM machines, Financing/Leasing and POS machines, Westsphere is dependent upon private placements, loans and/or joint venture arrangements. Westsphere's profit is expected to be generated by the surcharges collected from ATM machines, the sale of ATM machines, sale of POS machines and the collection of Finance/Lease charges.

3

Changes in Financial Position

During the nine (9) month period ended September 30, 2003, Westsphere's total assets decreased to $1,677,250 from $1,711,112 as at December 31, 2002. This decrease is primarily due to decrease in inventory on hand. As of September 30, 2003, Westsphere's current liabilities totaled $525,016 and consisted of accounts payable of $124,898 to suppliers for the purchase of ATM machines and POS machines, accounts payable to related parties in the amount of $234,523, a bank loan in the amount of $165,321 and $274 due for deposits payable. Long-term liabilities as at September 30, 2003 consist of $107,104 in convertible debentures, $244,858 in shareholders loan and non-current lease obligations of $8,947.

Shareholders' equity as of September 30, 2003 was $781,948, inclusive of an accumulated loss from operations of $794,946, as compared to shareholders equity of $721,369 as of December 31, 2002. Total issued and outstanding share capital as of the period ended September 30, 2003 was 29,564,640 common shares as compared to a total of 28,568,140 common shares as of December 31, 2002.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 1, 2003, Westsphere entered into a written agreement with Douglas MacDonald to continue to serve as Westsphere's President and Chief Executive Officer for two years. Pursuant to the terms of this agreement, Mr. MacDonald will be paid $13,187 per year, payable in twelve equal monthly installments. Mr. McDonald will receive additional compensation under Westsphere's Executive Compensation/Bonus Plan. Mr. MacDonald will also receives full medical, dental and health benefits paid by Westsphere and an expense account.

4

Mr. MacDonald and his corporation, MacDonald & Associates Gaming Specialists Inc. also entered into agreements with Westsphere's subsidiaries, Westsphere Financial Ltd. and Vencash Capital Corporation, to provide Mr. MacDonald's services of Chief Executive Officer to such subsidiaries for two years. Vencash Capital Corporation will pay Mr. MacDonald's corporation $32,967 per year in twelve equal installments, along with an expense account and participation in the Vencash Executive Compensation/Bonus Plan. Westsphere Financial Ltd. will pay Mr. MacDonald's corporation $28,571 per year in twelve equal monthly installments, an expense account, participation in Westsphere Financial Ltd's Executive Compensation/Bonus Plan and $110 per month in an office accommodation and reimbursement for telephone, facsimile and internet services supplied to Westsphere Financial Ltd. by Mr. MacDonald's corporation. Westsphere Financial Ltd. will also provide Mr. MacDonald a vehicle allowance of $0.33 per kilometer, full medical, dental and health benefits and a living accommodation while working in the Calgary area in an amount mutually acceptable to all parties.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits - See Exhibit Index below.

    Reports on Form 8-K - none.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSPHERE ASSET CORPORATION, INC.

By: /s/ Douglas MacDonald
Name: Douglas MacDonald
Title: President
Date: November 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kim Law
Name: Kim Law
Title: Principal Financial Officer and Accounting Officer
Date: November 14, 2003

6
Exhibit Number	Description	Reference
3.1(i)	Articles of Incorporation filed and all amendments thereto filed with the Secretary of the State of Colorado July 21, 1998	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2000
3(i)(a)	By-Laws of Westsphere Asset Corporation, Inc.	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2000
3(i)(b)	By-Laws of Vencash Capital Corporation	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2000
4	Specimen Stock Certificate	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2000
10.1	Agreement dated December, 1998 by and between Westsphere Asset Corporation, Inc. and 3 Ocean Investment Corporation	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2000
10.2	Share Exchange Agreement dated December 7, 1998 by and between Westsphere Asset Corporation, Inc. MacDonald Venture Corporation, Mr. Joseph Bowser and Mr. Robert L. Robins	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2000
10.3	Sample Conversion Agreement by and among Westsphere Asset Corporation, Inc. and various shareholders of Vencash Capital Corporation	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2000
10.4	ABS Processing Agreement dated October 28, 19988 by and between Vencash Capital Corporation and TNS Smart Network Inc.	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2000
10.5	Agreement dated June 24, 1999 by and between Vencash Capital Corporation and TCS (Canada) Limited	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2000
10.6	Sample Convertible Debenture issued by Westsphere Asset Corporation, Inc. in connection with the offering of $105,600 convertible debentures	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2000
10.7	Sample Loan Agreement and Promissory Note between Westsphere Asset Corporation, Inc. and various investors	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2000
10.8	Loan Agreement between Westsphere Asset Corporation, Inc. and the Canadian Western Bank	Incorporated by reference to the Exhibits filed with the Registrant's quarterly Report on Form 10-QSB for the period ended June 30, 2003
10.9	Agreement dated April 1, 2003 between Douglas MacDonald and Westsphere Asset Corporation	Filed herewith
10.10	Agreement dated April 1, 2003 between Vencash Capital Corporation, Douglas MacDonald and MacDonald & Associates Gaming Specialists Inc.	Filed herewith
10.11	Agreement dated April 1, 2003 between Westsphere Financial Group Ltd., Douglas MacDonald and MacDonald & Associates Gaming Specialists Inc.	Filed herewith
31.	S302 Certifications	Filed herewith
32.	Certification pursuant to 18USC Section 1350, as adapted pursuant to Section 906 of the Sarbones-Oxley Act of 2002	Filed herewith

7 to 8