Form 10KSB
period 2003-12-31
WESTSPHERE ASSET CORP INC
filed 2004-04-14
CIK 1129120

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number:  0-32051

WESTSPHERE ASSET CORPORATION, INC.

(Name of small business issuer in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	98-0233968 (I.R.S. Employer Identification No.)

2140 Pegasus Way NE

CALGARY, ALBERTA, CANADA T2E 8M5

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  __X___

State issuer's revenues for its most recent fiscal year:  $ 2,841,509

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$889,494 as of March 31, 2004,

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, ,as of the latest practicable date: 29,738,460 shares as of March 17, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2003.

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

TABLE OF CONTENTS

PART I

1

ITEM 1.  DESCRIPTION OF BUSINESS

1

ITEM 2.  DESCRIPTION OF PROPERTIES.

11

ITEM 3.  LEGAL PROCEEDINGS

12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE  OF

                 SECURITY HOLDERS

12

PART II

13

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED

                 STOCKHOLDER MATTERS

13

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR

                 PLAN OF OPERATION

13

ITEM 7.  FINANCIAL STATEMENTS…………………………………………F-1 – F-21

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH

                ACCOUNTANTS ON ACCOUNTING AND

                FINANCIAL DISCLOSURE

16

PART III

16

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS

                 AND CONTROL PERSONS; COMPLIANCE WITH

                 SECTION 16(A) OF THE EXCHANGE ACT

16

ITEM 10. EXECUTIVE COMPENSATION

23

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

                  OWNERS AND MANAGEMENT

25

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED

                  TRANSACTIONS

27

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

27

ITEM 14. CONTROLS AND PROCEDURES

27

SIGNATURES

28

INDEX OF EXHIBITS FILED HEREWITH

29

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Description and Development of Business

Unless otherwise noted, all dollar references are in U.S. Dollars.

On July 21, 1998, Westsphere Asset Corporation, Inc., a Colorado corporation was incorporated under the laws of the State of Colorado, under the name of Newslink Networks TDS, Inc. On April 23, 1999, the Corporation changed its name to “Westsphere Asset Corporation, Inc.”  Westsphere Asset Corporation is referred to herein as “Westsphere”, “the Company” “we” and“our”.

Since 2000, the Company’s business focus has been on opportunities afforded in the “non-conventional banking industry” and sought out opportunities available to the Company that through acquisitions of equity positions within operating corporations or the establishment of wholly owned subsidiary companies that would assist in the asset growth of the Company. Consequently, the Company commenced a review of the opportunities afforded by Vencash Capital Corporation.

 “Non-Conventional Banking Business” is described as business related activities which would be normally associated in Canada with a registered chartered bank or bank affiliated financial institution but is privately owned and operated and not affiliated with a Canadian Chartered Bank.

Westsphere has no ongoing business operations other then acting as a holding company.

General Description and Development of Subsidiary Company Business

VENCASH CAPITAL CORPORATION

Vencash Capital Corporation was incorporated in the province of Alberta, Canada on October 2, 1996.  In July 1998 Vencash Capital Corporation entered into the “non-conventional banking industry” otherwise known in the industry as the “white label” ATM market place. Vencash Capital became the seventh (7th) Canadian “channel” authorized to participate within the Canadian INTERAC system.

The “white label” ATM market place is described as privately owned and operated Automated Teller Machines that dispense cash for a fee, which are not affiliated by ownership or operation to Canadian Registered Chartered Banks.  A “channel” is described as a provider of audit control to ATM customers, ATM equipment owners and ATM site providers by channeling the fee revenues generated through customer usage of the ATM equipment to the settlement accounts of the contracted site holder and equipment suppliers.

On December 4, 1998 after a review of opportunities in the Canadian market, available due to the deregulation of the Canada Bank Act and the privatization of ATMs (“Automated Teller Machines”) and POS (“point-of-sale”) electronic transfer transaction processing, Westsphere entered into an option agreement with an arms-length shareholder of Vencash Capital, 3 Oceans Investment Corporation, a Belize corporation, to acquire a minority interest in Vencash Capital Corporation (“Vencash Capital”).

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

On December 7, 1998, the Company executed a share exchange with Mac Donald Venture Corporation, Mr. Joseph Bowser and Mr. Robert L. Robins to exchange a total of 4,800,000 shares of the Company’s common stock in exchange for a 33% interest in Vencash Capital. The share exchange included the assignment of a promissory note in the amount of $3,480 ($6,000 CDN).  The exchange of shares was completed on December 12, 1998.  See “Certain Relationships and Related Party Transactions”.  At the

time of this transaction, Westsphere had no operations or significant assets.  Prior to such agreement, Westsphere's only affiliation with Vencash was through Mr. Mac Donald and Mr. Robins, who were officers and directors of both companies.

On December 17, 1999, Westsphere acquired the remaining fifty-nine percent (59%) of Vencash Capital from various arms-length shareholders of Vencash Capital by way of a share exchange whereby Westsphere issued a total of 1,770,000 common shares in exchange for 59 shares of the common stock of Vencash Capital.

Vencash Capital maintains offices at 2140 Pegasus Way N.E., Calgary, AB T2E 8M5.  As of December 31, 2003, Vencash Capital has sites located nationally across Canada and holds under management 865 automated teller machines (“ATMs”) in Canada, most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes.  A “site” is described as a location where an ATM has been placed, and has contracted with Vencash Capital to provide monitoring, reporting and distribution of financial surcharge transaction revenues.

Of the 865 ATM’s managed by Vencash, 68 are owned by Vencash Capital and Westsphere Financial Group and the balance are owned by private purchases or investors.  Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada and presently has two distributors in the Maritime region in Canada, three independent distributors in the Metro Toronto area of Ontario, Canada, one distributor in the Province of Saskatchewan, one distributor in Kamloops, British Columbia and one distributor in the Greater Vancouver, British Columbia area.

 Vencash’s head office operations are located in Calgary, Alberta with seven contracted sales persons and three service and system technicians.

The expansion of the present operations of Vencash Capital have allowed for some horizontal integration of other opportunities for the Company to supply financial services and packages, which have been  marketed in conjunction with the ATM placement network.  (See “-Business of Vencash Capital Corporation” below.)

VENCASH FINANCIAL CORPORATION

On September 23, 1998, Vencash Capital incorporated a wholly owned subsidiary, Vencash Financial Corporation ("Vencash Financial"), as a federal corporation under the laws of Canada, in order to secure and protect the "Vencash" name in all Provincial jurisdictions in Canada.  Vencash Financial conducts no actual business activities.

WESTSPHERE FINANCIAL GROUP LTD.

On May 18, 1999, Westsphere formed a wholly owned subsidiary, Westsphere Financial Group Ltd., to lease ATMs to Vencash Capital clients. (See "-Business of Westsphere Financial Group Ltd." below.)

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

In a settlement of the legal proceeding between Kan Can and Alpine Resort Ltd. discussed below under “Item 3 Legal Proceeding”, on December 5, 2001 Kan-Can Resorts Ltd. sold its head lease and all assets for total of $465,087 to Banff Gate Mountain Resort Association. The owners of Banff Gate Mountain Resort are some of the timeshare owners of Alpine Resort Ltd. The terms of the sale are a deposit of $106,844 and a six year loan of $358,243 at 4.25% per annum with monthly payments of $5,646 commencing on May 1, 2002.  Banff Gate Mountain Resort Association agreed to return 32% of Kan-Can Resorts Ltd. for cancellation and with the purchase of group of minority Kan-Can shareholders Westsphere has become a 99% owner of Kan-Can Resorts Ltd.

(See "-Business of Kan-Can Resorts Ltd." and "ITEM 3. LEGAL PROCEEDINGS" below.)

WESTSPHERE POS SERVICES LTD.

On May 16, 2000, Westsphere incorporated Vencash ATM/POS Services Inc. ("Services") under the laws of the Province of Alberta for the purpose of providing servicing for ATM machines and sales and servicing for the point of sale market. "Point of Sale" is described as an electronic terminal that accepts bank debit cards and credit cards to pay by way of direct settlement to the retailers account from the customers banking or credit card provider on a daily basis for a purchase of goods or services. On May 9, 2003 Services changed its name to WESTSPHERE POS SERVICES LTD. (See "-Business of Wesstsphere POS Services Ltd." below.)

WESTSPHERE SYSTEMS INC.

On May 16, 2000, Westsphere incorporated Westsphere System Inc. under the laws of the Province of Alberta. In January 2002, Westsphere Systems Inc. began business in the areas of hosting web sites, leasing disk space and network services. (See "-Business of Westsphere Systems Inc." below.)

WESTSPHERE  ENTERTAINMENT CORPORATION

On January 8, 2003, Westsphere Entertainment Corporation was incorporated under the laws of the Province of Alberta. It was incorporated solely to conduct business in a proposed casino, the company is currently inactive.

WESTSPHERE DEVELOPMENT CORPORATION

On January 8, 2003, Westsphere Development Corporation was incorporated under the laws of the Province of Alberta. It was incorporated solely to develop a convention inn, hotel and casino, the Company is currently inactive.

E-DEBIT INTERNATIONAL INC.

Westsphere owns a ninety (90%) percent interest in E-Debit International Inc. E-Debit International Inc. is a provider of pre-paid debit cards. On February11, 2004 Westsphere entered into a purchase agreement to acquire a further ten (10%) percent interest in E-Debit International Inc. from a non affiliated third party E-Debit shareholder. (See "-Business of E-Debit International Inc." below.)

TRAC POS Processing Inc.

Westsphere owns a thirty- one (31%) percent interest in TRAC POS Processing Inc. TRAC POS Processing Inc. is a distributor and financial processor of "POS" (point of sale) terminals. On November 28, 2003 the Westsphere Board of Directors passed a resolution authorizing the purchase of a further ten (10%) percent interest in TRAC POS Processing Inc. from a non affiliated third party TRAC shareholder and a  further twelve (12%) percent interest in TRAC POS Processing Inc. from a wholly owned corporation controlled by Mr.Bernd Reuscher, who is a member of Westsphere’s Board of Directors.    Negotiations pertaining to the purchase are ongoing. (See "-Business of TRAC POS Processing Inc." below.)

CAMROSE CONVENTION INN INC.

Westsphere holds a ten percent (10%) interest in this newly formed corporation, which is currently inactive.

Westsphere Asset Corporation Business

Westsphere's principal place of business and its executive offices are located at 2140 Pegasus Way, N.E. Calgary, Alberta, Canada T2E 8M5. Westsphere's agent for service of process is located at 5801 West 11th Street Suite 101 Greeley, Colorado 80634.

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

 a. Business of Vencash Capital Corporation

Vencash Capital has been in the past and is presently the Company's major subsidiary operation producing the majority of the Company's consolidated revenues.

Vencash Capital has contracted for switching services allowing Vencash Capital to participate within the Canadian INTERAC system as a channel. Vencash also contracts with Triton Systems, Inc. who supplies ATM equipment. (See "Other Requested Information – Card Capital Corporation. contract – Data West Solutions,-Contract, Calypso Canada Ltd. Contract - Triton Systems, Inc. contract").

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

By December 2002, Vencash Capital had sites located nationally across Canada and holds under management 569 automated teller machines ("ATMs") in Canada, most notably in the Provinces of Ontario, British Columbia and Alberta. Of these 569 ATMs, which were processed by Vencash, 47 were owned by Vencash Capital and Westsphere Financial Group and the balance are owned by private purchasers and investors.

As of December 31, 2003, Vencash Capital has sites located nationally across Canada and holds under management 865 automated teller machines (“ATMs”) in Canada, most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes.  Of the 865 ATM’s managed by Vencash, 68 are owned by Vencash Capital and Westsphere Financial Group and the balance are owned by private purchases or investors.

Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada and presently has two distributors in the Maritime region in Canada, three independent distributors in the Metro Toronto area of Ontario, Canada, one distributor in the Province of Saskatchewan, one distributor in Kamloops, British Columbia and one distributor in the Greater Vancouver, British Columbia area.

At present, Vencash Capital acts as a "channel" which contracts its financial electronic transfer responsibilities with two "switches" (Data West Solutions and Calypso Canada Ltd.).

Vencash Capital intends to continue its expansion of existing ATM business with a view to grow its ATM terminal placement network to the point where after completion of a thorough cost-benefit analysis

Vencash Capital has the capability  to develop its own self sufficient "switch" associated directly with the Canadian INTERAC network. A "switch" is described as a financial currency processor of moneys including customer deposits being dispensed by ATM equipment combined with all fees charged associated to the dispensing of the money from the ATM at the request of a customer, and provides settlements to Interac Direct Payment and credit card transactions. The "switch" supplies the financial information to the "channel" in relationship to the processing of all surcharge fees that are associated with the customer use of the ATM. The opportunities for Vencash to become a switch are of foremost importance to management and they have given this project the highest priority.

Current Stage of Corporate Development

Vencash Capital continues to generate significant positive revenues and returns and remains the financial engine driving the expansion of both Vencash Capital and other Westsphere subsidiaries from its cash flow.  Westsphere will focus on supplying the required funding for the growth of its placement and ownership of equipment to Vencash customers through its relationship with its equipment supplier and its wholly owned subsidiary Westsphere Financial Group Ltd. (See - Business of Westsphere Financial Group Ltd.) to allow for the growth of the Vencash distribution network.

Growth Strategy & Market Niche

Vencash management's plan is to capture immediate dramatic growth within the ATM market place as follows:

a. After Vencash exceeded its previous year’s forecast of placements and sales of ATM’s in 2003, we again forecast continued business expansion throughout the year in 2003.  It is anticipated that as a result of restructuring, reorganization, and business relocation, growth in excess of 20% as experienced in the last two years will not be experienced in 2004.   We are anticipating an over-all growth of ATM’s managed by Vencash in excess of 10% but feel that a significant increase in financial returns will be achieved through restructuring and reorganization, and to date we are on schedule and meeting all targets.

b. To work with our equipment manufacturer in order to obtain the financing for further site placement through leasing and financing contracts which will allow the Company to meet its goals to place units and to capture the front end revenues.

c. To continue to expand Vencash’s management of and placement of ATM equipment in order justify its effort to become a non-financial institutional member of INTERAC and an indirect connector either directly or through a joint venture. This will allow Vencash to provide switching services for shared cash dispensing, data processing and other associated services in connection with the network, switches, gateways and operation of electronic data capture equipment, including but not limited to ATMs and point of sales terminals. One of the advantages is to allow Vencash to act as the switch for the 865 ATM’s that are managed by Vencash.

d. To continue to grow the regional distribution network in both sales and servicing of ATM's and POS.

e. To source potential merger candidates, strategic alliances and joint venture partners in like businesses in the industry.

The Canadian ATM's Market

In late 1997 "non-conventional banking" participation and private ownership of automated teller machines (ATMs) was authorized allowing for participation within the "Canadian INTERAC system". The "Canadian Interac Association" is a national organization linking enterprises that have proprietary networks to communicate with each other for the purposes of exchanging electronic financial transactions. Five (5) Canadian Banking and Financial Institutions founded the association in 1984. As of December 2003 there were 107 member organizations. Interac is the organization responsible for the development of a national network of shared electronic financial services: Interac Shared Cash Dispensing Service (SCD) at Automated Banking Machines and Interac Direct Payment Services (IDP), Canada's national debit service. Interac Direct Payment is Canada's national debit card service, available in excess of 365,616 merchants across the country.

Westsphere's management continues to consider the business opportunities originating from Canada Bank Act deregulation to be very significant. The Canadian market has only been available since deregulation in 1998, which allowed for private ownership and operation of ATM within the Interac system and although past its infancy, market saturation is not yet comparable to the United States market experience.

The United States market has developed over the past fifteen years and has reached its present mature levels, making it very difficult for expansion. The Canadian market, enhanced by national access to all regions within Canada through the Interac System allows for the opportunity for Westsphere to grow Vencash expansion through sales and distribution networks. Combined with acquisition and shared services opportunities, Westsphere's management view the growth potential within the ATM and point of sale business in Canada to be very viable and one to be pursued aggressively.

Competitors

(a) Direct Cash - is one of Canada's largest ATM companies in operation. They have offices and distribution centers in all of the major cities across Canada. Direct cash sells and services Triton, Cross and NCR equipment.

(b) Frisco Bay - a large ATM corporation with integrated business operations, supplying security systems to major financial corporations and the banking industry.  They sell and service Triton, DiBold, and NCR equipment.

(c) Laser Cash - is another large operator in service. This company also has distribution across Canada with head office in Mississauga, Ontario. The majority of their market is in Eastern Canada. They primarily sell the DiBold line of equipment.

(d) Cash-Line - A Victoria, B.C.  based company with ATM machines in service primarily across Western Canada.

(e) Ready Cash - this Company is owned by one of Canada's primary banks, the Canadian Imperial Bank of Commerce. They are placing "white label" machines in many locations in Eastern Canada. At present it is unknown how many machines they have in service. They use Triton, Cross and NCR equipment

Competitive Advantages

While there remains a number of competitors in the business, many of whom have substantially more equipment in the market than Vencash, the management of Vencash expects to continue to make calculated decisions to expand the business operations of Vencash by the sourcing of acquisitions in not only the ATM industry but also in the point of sale industry. Vencash management will continue to utilize selective placement and monitoring of ATM's, in order to maximum value for placement to result in high percentage returns per terminal per placement. The Company is one of the few companies in Canada actively pursuing the newly deregulated POS market.

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

Management believes that information, knowledge and service are the most valuable assets our employees, agents and distributors can give their customer base. Service and information dissemination will remain the priority for the management team, every employee, distributor and strategic partner. Information processing and communications systems will integrate all components of our internal and external operations.  An extensive restructuring program is being initiated in the first quarter of 2004 to allow for dramatic improvement in managing, operating, administrating and servicing Vencash’s estate of ATM equipment.  Significant efficiencies related to inventory control, service costs and maximum ATM operational up town will be realized upon completion of the restructuring program.

Groups consisting of management, staff, and strategic partners hold regular meetings to review operations and discuss ways to improve the quality of current products and services, develop new products and services and streamline delivery processes, control costs, and improve relationships with suppliers, distributors, dealers and above all customers. It is management's belief that the Company's information- integrated operations upon completion of the restructuring in the quarter one of 2004 will result in the following benefits to the Company:

1.

Maximum productivity and cost efficiency

2.

Maximum inventory and receivables turnovers and positive cash flow

3.

"Premium" product quality

4.

Independent decision-making with minimum supervision

5.

Highly involved and motivated people as Vencash support and distributors

6.

Total customer satisfaction

On June 08, 1998, Vencash Capital Corporation signed a supply agreement with Triton Systems, Inc., its ATM manufacturer and supplier of choice.  The agreement has pricing schedules based on Vencash volume purchase requirements.

Vencash Capital has processing agreements with the as following:

Data West Solutions Formerly known as TCS (Canada) Ltd), executed June 24, 1999.

Calypso Canada Ltd. executed originally August 1999 and renegotiated in December 2003.

Vencash Capital presently has 7 distributors of its equipment, products and services, under contract across Canada and 1 contracted sales person in Vancouver, B.C. and 7 contracted sales persons in the Province of Alberta, Canada. Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada. The expansion of the present operations of Vencash Capital will allow for vertical integration of other opportunities for the Company to supply financial services and packages, which can be marketed in conjunction with the ATM placement network

The private "white label" ATM business is highly competitive. The Company faces competition from large numbers of companies engaged in the selling and servicing of ATM products in all areas in which it may attempt to operate in the future. Many of the programs and companies so engaged possess greater financial and personnel resources than the Company and therefore have greater leverage to use in developing technologies, establishing plants and markets, acquiring prospects, hiring personnel and marketing. Accordingly, a high degree of competition in these areas is expected to continue. The major banks in Canada could aggressively enter the "white label" market and the Company could not overcome or compete with them due to their financial and corporate strength.

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

Since incorporation, Westsphere Financial has entered into two test leases with independent ATM lessees and four (4) in-house finance contracts with independent ATM owners to examine the potential of the business model. Presently, Westsphere Financial has no further capital resources available to expand on its intended business; however, it could seek funds from the Company, other financial institutions or equity investors should leasing opportunities become available. Westsphere Financial is presently negotiating for a line of credit with a financial institution, which would allow for substantial expansion of its business operations.

The Company has invested limited funding to Westsphere Financial to date, related to equipment financing but the Company's management views the expansion of this business model to hold the potential of significant opportunity both for Vencash Capital and Westsphere Financial.  Westsphere Financial management believes if funded sufficiently Westsphere Financial would be a significant factor in the growth of the Company’s consolidated revenues.

During 2003 Westsphere Financial established itself as a reseller of point of sale equipment, which representing the following manufacturers and distributors: Hypercom, Omni VeriFone and Ingenico and during this period it serviced eighteen (18) Independent Sales Organizations (ISO’s).  During this period the projected market model changed which saw significant changes to the marketing strategy utilized by the equipment manufacturers which eroded the profit margins originally offered and in some cases decided to move to the manufacturer direct sale to the ISO groups which Westsphere Financial had developed and serviced.

Year 2003 saw the development of the Westsphere “Financial Injection Facility” as an Interac approved facility allowing for secure premises where the injection of software and encryption of security codes to point of sale equipment are completed before being distributed to the various locations. This facility met the strict security requirements of Interac and resulted in a significant development cost to the Company.

A change in several point of sale manufacturer’s marketing strategies to sell directly to the market and bypass such resellers such as Vencash.  Other changes particularly the income source generated by the Key Injection process was dramatically reduced due to changes in Injection and software downloading operations initiated by both the point of sale equipment manufacturers and equipment switches removing any financial benefits which had been projected by Westsphere Financials management.

A complete review of the business model of Westsphere Financial Group in relation to its involvement in the point of sale business model has resulted in the suspension of related business operations related to point of sale.

c. Business of Kan-Can Resorts Ltd.

Kan-Can acquired 332 acres of recreational land lease located in the Province of Alberta, Canada. The annual cost of the lease is $5,300 approximately. The term of the lease expires on October 31, 2004.

Alpine was created as a limited partnership with Kan-Can appointed as the General Partner and owning 74% of Alpine Resort Haven Ltd. ("Alpine"). Alpine constructed and operated a time-share resort on the leased land. Alpine was petitioned into bankruptcy in April 2000. On October 19, 2001, Westsphere purchased an additional 57% interest in Kan-Can Resorts Ltd. from 347830 Alberta Ltd.  Westsphere became a majority owner of 67% interest after the acquisition. Westsphere then became a 99% owner of Kan Can through a settlement reached with a corporation established by some of Alpine Resort’s timeshare owners. See - "ITEM 3. LEGAL PROCEEDINGS

On November 26, 2001, Kan-Can sold (US$465,409), and Kan-Can common stock equaling 32% of the outstanding shares before the transaction.  The mortgage bears an interest rate of 4.5% with monthly payments (principal and interest) of CAD$8,982 (US$5,720), and is accounted for by the Company as a debt investment being held to maturity.  The shares received were returned to treasury and cancelled.  As a result of this transaction, the Company’s ownership percentage of Kan-Can increased by 99% and the Company accordingly adjusted its equity in the subsidiary by $1,630.  As of today, Kan-Can has no business activities other that the collecting monthly mortgage payment resulted from the sale of the head lease on November 26, 2001.

d. Business of Westsphere POS Services Ltd.

Services was formed to provide ATM services and point of sale to the industry. Services has had no business activity to the date of this filing.

e. Business of Westsphere Systems Inc.

Westsphere Systems was formed to be Company's technical services arm and is focusing its business development primarily by:

i.

Providing internal security for the intellectual property and technical development.

ii.

Providing premium web-hosting services to re-sellers and the general public.

iii.

Providing development space and business support for burgeoning product developers in joint venture relationships, where certain proprietary rights and development is obtained for services supplied by Westsphere Systems and integrate this development into Westsphere's present subsidiaries.

Westsphere Systems has a staff of (3) three developers/engineers with very diverse technical backgrounds including:

a.

Hardware and Systems design specialists with twelve (12) years international experience.

b.

Server and DNS specialists with global experience particularly centered in Korea and eastern Asia.

c.

Multi-national professional sales experience centering on sale of electronic components and equipment.

d.

Software engineering and development.

.

As a result of the failure of E-One Corp. to meet the financial obligations related to the share transfer as set out in the exchange agreement, System’s management exercised its right to terminate the agreement and Systems remains a wholly owned Westsphere Asset subsidiary as of December 31, 2003.

The Company invested limited funding to Westsphere Systems in 2003, in order to re-evaluate its business model, and in January 2004 relocated its base of operations to Calgary, Alberta.  It is Systems’ management view the expansion of this wholly owned subsidiary business operations in fiscal year 2004 will be rewarded by growth of the Company’s consolidated revenues.

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

The consequences of the events of September 11th 2001 caused the management of Westsphere to seriously look at the anonymity factor of the E-debit process, particularly the fact that the E-debit process allowed for the anonymous transfer of currency. The anonymity extended to E-Debit itself as the E-debit account holder's identity would not be available to E-Debit once the account numbers for that individual account had been changed by the account holder allowing for currency transfer without any ability to track or trace the account holder.

E-Debit was being developed to meet the payment system needs of current and potential online shoppers. This was to be accomplished by developing and marketing a secure, anonymous online payment system that can be used by online consumers and merchants. However due to the events surrounding September 11, 2001, this project is now pending until determination of its appropriate applications.

During the latter part of the fourth quarter of 2003 and the first quarter of 2004 E-Debit was reorganized, restructured and refocused.  On February11, 2004 Westsphere entered into a purchase agreement to acquire a further ten (10%) percent interest in E-Debit International Inc. from a non affiliated third party E-Debit shareholder.  With this purchase E-Debit becomes a one hundred (100%) percent wholly owned subsidiary of Westsphere Asset.

The E-Debit card process was redeveloped to be launched initially for internal specialized Westsphere related financial transfers utilizing Vencash Capital ATM equipment.  Beta Testing of the redeveloped system will be implemented in the second quarter of 2004.

In conjunction with the original functionality of the E-debit process which allows consumers to access E-Debit's proprietary online payment systems this payment system utilizes existing electronic funds transfer protocols, allowing consumers to shop online without a credit card. The E-Debit card, like cash, is denominational; it is available in fixed dollar values (ranging from $20 to $500). As a further similarity to cash, the E-Debit card allows for complete anonymity. When a consumer makes an online purchase using an E-Debit card, no information is given to the merchant during the course of the purchase unless the consumer actively gives it.

As a result the anonymity aspect of E-Debit's features, this information has been isolated and is accessible only to certain restricted levels of E-debit management and protected under the strictest of Privacy Protected legislation and procedures which can be developed.  The business model has been amended in order to incorporate and integrate the E-debit process into the aspects of our ATM and Point of Sale business. E-Debit has had no business activity to the date of this Annual Report.

Westsphere has 6 full-time employees and 2 consultants, both of which serve as officers and directors of the Company. Vencash Capital Corporation has 7 full-time employees working in their offices in Calgary, Alberta. Trac POS has 2 full time employees working in their offices in Calgary, Alberta. Westsphere Systems Inc. has 3 full-time employees.

ITEM 2. DESCRIPTION OF PROPERTIES

Principal Plants and Other Property

Westsphere's property holdings are as follows:

1.   2140 Pegasus Way N.E. Calgary, Alberta T2E 8M5

Effective March 15, 2004, Westsphere consolidated all of its business operations to a 8,320 square foot facility in the North East Industrial area of Calgary just minutes away from the Calgary International Airport.  Westsphere leases this property at a rate of $7,020 per month.  This facility houses Westsphere’s administrative headquarters, Vencash Capital Corporation’s operations, service and administrative center, Westsphere Systems Inc. and E-Debit International’s operations, technical/ research and development centre.

2. 1528 - 9th Avenue S.E.. Calgary, Alberta T2G OT7

Westsphere’s previous administrative headquarters remains under lease with three years remaining on the lease and option to purchase.  This property is presently listed with a commercial real estate broker for lease or sale. Westsphere’s financial responsibility for this property will remain at $4,002 per month; until the property is leased or sold.

1.

#2&3 - 3620 - 29th Street N.E., Calgary, Alberta T1Y 5Z8

Westsphere's wholly owned subsidiary, Vencash Capital Corporation, leases this property for $2,032 per month with the lease expiring on July 1, 2004.

4. Suite 960, 555 West Hastings Street, Vancouver, B.C. V6N 4N4

Westsphere's wholly owned subsidiary, Westsphere Systems Inc., leases this property for $944 per month and it includes 560 square feet. Westsphere Systems uses these facilities to secure its 100 megabit connection broad-band supply and related Internet switching equipment and houses Westsphere’s integrated Internet Server System.

ITEM 3.

LEGAL PROCEEDINGS

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on November 29 2003, at which the following items were voted upon:

1. The following directors were elected to the Board of Directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	For	Against	Abstain
Douglas Mac Donald	17,419,165	0	0
Robert Robins	17,419,165	0	0
Kim Law	17,419,165	0	0
Roy Queen	16,562,013	857,152	0
Bernd Reuscher	17,419,165	0	0

2. The shareholders ratified and accepted the Company’s Audited Annual Financial Statements for the fiscal year ended December 31, 2003.

Voting Results	For	Against	Abstain
	17,419,165	0	0

3. The shareholders ratified the appointment of Miller & McCollom as our U.S. auditors, who have been our auditors since December 1999 and Sam Yeung as our Canadian auditor, who has been our auditor since December 1999.

Voting Results	For	Against	Abstain
	17,382,765	15,000	21,400

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective June 22, 2001, Westsphere’s common stock was posted for trading on the Over-the-Counter / Bulletin Board under the symbol “WSHA”.

2003

High

Low

1st Quarter

$0.035

$0.034

2nd Quarter

$0.031

$0.030

3rd Quarter

$0.037

$0.034

4th Quarter

$0.059

$0.056

2002

High

Low

1st Quarter

$0.58

$0.05

2nd Quarter

$0.11

$0.03

3rd Quarter

$0.05

$0.02

4th Quarter

$0.05

$0.02

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 17, 2004, Westsphere had 423 shareholders of record of its common stock.

No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. Westsphere does not anticipate or intend upon paying dividends for the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the period of operations ended December 31, 2002, Westsphere and its subsidiaries generated a net loss of $249,921. Westsphere and its subsidiaries generated a net loss from operations of $252,849 for the twelve month period ended December 31, 2003.  A minor increase in net loss of $2,928 over previous year has reflected that Westsphere is at a breakeven in growth during the period of operations ended December 31, 2003.  This is evidence through the gross margin increased from 32% in year 2002 ($893,198) to 38% in year 2003 ($1,082,550).  The salaries and benefits also increase from year 2002 of $444,026 to year 2003 total $612,562.  The increase in salaries and benefits is due to hire additional sales and marketing staffs, reviewed of employee compensation plan and officers.  Other expenses also increase from year 2002 total $294,226 to year 2003 total $328,816.  The increased in other expenses is primary from the operation of office, promotion materials and administrative costs.

During the period of operations ended December 31, 2003, Westsphere has raised $50,965 through the sale of a 5% interest in Trac POS Processing, Inc. The sale transaction was offset against a loan payable. This reduced the Company's holding in Trac POS Processing, Inc. to 31%

of the outstanding shares of Trac POS Processing.  Westsphere’s subsidiary Westsphere Financial and Vencash Capital jointly raised $185,000 from a bank to pay down its accounts payable. The loan is a demand loan with a maximum term of 48 months with monthly payments of $3,865.00, bears interest at prime plus two (2%) and is repayable at any time without penalty. The Company's President and CEO, Douglas N. MacDonald has provided his unlimited liability personal guarantee for the loan.  Westsphere's subsidiary Vencash Capital raised $36,668 by way of a demand loan from an existing shareholder of Westsphere, with interest accruing at the rate of 15% per annum on the outstanding balance. The purpose of the loan was to cover a Vencash short term payable. Westsphere debt settled $34,878 of which debt settlement of consulting fee $31,483, and accounts payable $3,395.

In order to growth Westsphere businesses in ATM machines, Finance/Lease and POS machines, Westsphere dependent upon private placements, loans and/or joint venture arrangements. The profit is expected to be generated by the surcharges collected from ATM machines, the sale of ATM machines, the sale of POS machines and Finance/Lease charge.

Changes in Financial Position

During fiscal year 2002, total assets increased to $1,711,112 primarily due to the increase in accounts receivable, inventory of ATM machines and POS machines and investment in Trac POS. As of December 31, 2002, Westsphere's current liabilities totaled $667,216 and consisted of accounts payable of $356,393 to suppliers for the purchase of ATM machines and POS machines, officers and directors bonuses payable in the amount of $63,416 and $198,270 due for consulting services, office expense and various other general fees and charges.  Long-term liabilities as at December 31, 2002 consist of $91,937 in convertible debentures and shareholders loan of $206.921.  Proceeds from loan payable of $206,922 were used to purchase POS machines, security deposit on POS machine and investment in Trac POS.

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

During fiscal year 2003, total assets decreased to $1,669,626 primarily due to the decrease in inventory of ATM machines and POS machines.   The decreased in inventory is due to Westsphere has restructured its inventory system by maintaining adequate level of inventory on hand to avoid unnecessarily tied up of cash flow.  Westsphere's current liabilities of $467,790 as of December 31, 2003 consisted primarily of accounts payables of $73,748 to supplies for the purchase of ATM machines with $88,468 due for consulting services, $77,245 due for return of surcharge and interchange fees, $70,371 due for officers and directors bonuses payable from previous year, $13,518 due for short term loan from existing shareholder, and $144,440 due for office expense, equipment leases, and various other general fees and charges.  Long term liabilities consist of bank loan totaling $161,953 for funds to pay down accounts payable to major supplier, convertible debentures totaling $111,985 for funds advanced for general working capital by various related and unrelated parties and $233,499 for outstanding accounts due to shareholders of Westsphere. Westsphere's shareholder loan of $154,919 has interest of 18% on outstanding balance and it is a demand loan.  The remainder balance of shareholder loan totaled $78,580 with no specific terms of repayment, which was advanced by 5 Crown Investment Inc and Beasley Ranching which both are shareholders of Westsphere.

Shareholders' equity as of December 31, 2003 was $668,999, inclusive of an accumulated loss from operations of $943,686, as compared to shareholders equity of $690,837 as of the same date from the previous year. Total issued and outstanding share capital as of the year ended December 31, 2002 was 28,568,140 common shares as compared to a total of 29,564,640 common shares as of December 31, 2003.

Liquidity

Westsphere expects that its need for liquidity will increase in 2004 in anticipation of expending funds to develop its growth plan.  Westsphere was unable to raise funds last year necessary to grows Vencash Capital and Westsphere Financial due to the condition of the financial markets.

Short Term

On a short term basis, Westsphere's subsidiary Vencash Capital and Westsphere Financial are expected to generate sufficient revenues to meet overhead needs.  Furthermore, Westsphere’s management is in the process of restructuring and reorganizing Westsphere’s group of companies by implementing an effective and efficient system in order to save costs.  In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. Westsphere believes that it could continue as a going concern with the present revenues from its subsidiary Vencash Capital Corporation but it would be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Vencash.

Westsphere's current assets of $589,312 are higher than its current liabilities of $467,790 as at the year ended December 31, 2003.  The current liabilities include the bonuses to officers and director payable in the amount of $70,371 and accounts payable to related parties of $57,547.  There is no demand of repayment on these two payable.

Long Term

As mentioned above, Westsphere believes that its subsidiary, Vencash Capital and Westsphere Financial, generates sufficient ongoing revenue to ensure that Westsphere is a going concern.  It is anticipated that operations will have substantial increases in net cash flow at the fiscal year ended December 31, 2004.  In addition, Westsphere’s believes a further substantial cost saving with the new system to improve the effectiveness and efficiency of the operations .Westsphere will remain reliant on the successful development and marketing of the products related to its business for possibility of future income.

Capital Resources

The primary capital resource of Westsphere is the operations of Vencash Capital, its wholly owned subsidiary. The secondary capital resource will be its stock which may be illiquid because of resale restrictions and/or as a result of its inability to sustain the growth of its market and the risk of takeover by competitors.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Page

Report of Independent Certified Public Accountants	F-1

Financial Statements:

Balance Sheets	F-2

Statements of Income	F-3

Statement of Stockholders’ (Deficit)	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 to F-16

Independent Accountants’ Report

Board of Directors

Westsphere Asset Corporation, Inc.

We have audited the accompanying consolidated balance sheets of Westsphere Asset Corporation, Inc. as of December 31, 2002 and December 31, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2002 and December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westsphere Asset Corporation, Inc. as of December 31, 2002 and December 31, 2001 and the consolidated results of its operations, stockholders’ equity, and its cash flows for the years ended December 31, 2002 and December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller and McCollom

MILLER AND MCCOLLOM

Certified Public Accountants

4350 Wadsworth Boulevard, Suite 300

Wheat Ridge, Colorado 80033

March 27, 2003

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheets

December 31, 2002 and 2001

ASSETS	2002	2001 Restated (Note 3)
CURRENT ASSETS
Cash and cash equivalents	$138,219	$134,004
Accounts receivable net of $6,806 allowance for doubtful accounts at December 31, 2002	277,933	144,925
Accounts receivable – related parties	30,990	879
Current portion of finance receivables	7,209	7,145
Inventory	235,165	116,060
Prepaid expense and deposit	51,579	11,623
Current portion of mortgage receivable	35,771	35,452
Total current assets	776,866	450,088

Property and equipment, net	269,284	380,686
Intellectual property	100,082	100,957
Mortgage receivable	246,803	280,053
Deferred site development costs	10,180	20,179
Loans - related parties	114,943	74,176
Finance receivables	3,771	18,510
Future tax benefits	25,159	2,354
Other investments	164,024	3

Total assets	$1,711,112	$1,327,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$618,079	$269,345
Accounts payable, related parties	48,490	85,731
Deposits payable	647	67,016
Current portion of debenture payable	—	16,969
Total current liabilities	667,216	439,061

Shareholder loans	206,921	50,280
Convertible debentures	91,937	166,338
Non-current lease obligation	13,507	16,983
Total liabilities	979,581	672,662

Minority interest in E-Debit International	10,162	10,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 75,000,000 shares, no par value; 28,568,140 shares issued and outstanding at December 31, 2002 and 21,125,217 at December 31, 2001	1,250,256	934,332
Common stock warrants	190,285	190,285
Accumulated other comprehensive income	(28,335)	(39,428)
Accumulated deficit	(690,837)	(440,916)
Total stockholders’ equity	721,369	644,273

Total liabilities and stockholders’ equity	$1,711,112	1,327,006

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Income

For the Years Ended December 31, 2002 and 2001

	2002	2001 Restated (Note 3)
Revenue -
Equipment and supplies	$1,354,384	$715,639
Residual and interchange income	1,278,021	933,665
Other	149,781	47,315
Total revenue	2,782,186	1,696,619

Cost of sales -
Equipment and supplies	1,257,381	499,394
Residual and interchange costs	544,191	333,929
Commissions	48,731	58,218
Other	38,685	23,845
Total cost of sales	1,888,988	915,386

Gross profit	893,198	781,233

Administrative expenses -
Depreciation and amortization	73,726	112,828
Consulting fees	111,381	110,948
Legal and accounting fees	74,179	58,454
Salaries and benefits	444,026	255,371
Travel, delivery and vehicle expenses	163,076	205,630
Other	294,226	215,618
Total administrative expenses	1,160,614	958,849

(Loss) from operations	(267,416)	(177,616)

Other income -
Interest income	33,751	5,591
Interest expense	(30,264)	(2,370)
Loss on asset sales	—	(11,690)

Net (loss) before income taxes	(263,929)	(186,085)

Provision for income taxes	14,008	(13,480)

Net (loss)	$(249,921)	$(199,565)

Net (loss) per common share	$(.01)	$(.01)

Weighted number of shares outstanding	24,382,018	20,504,367

Other comprehensive income (loss) -
Net (loss) earnings	$(249,921)	$(199,565)
Foreign currency translation gain (loss)	11,093	(26,955)
Total comprehensive income (loss)	$(238,828)	$(226,520)

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2002 and 2001

				Foreign
			Common	Currency
	Common Stock		Stock	Translation	Accumulated
	Shares	Amount	Warrants	Adjustment	Deficit	Total
Balance, December 31, 2000 (Restated – See Note 3)	20,037,608	$429,634	$132,905	$(12,473)	$(242,981)	$307,085

Shares issued for conversion of debentures	28,860	9,235	—	—	—	9,235
Shares issued in settlement of legal fees	64,516	32,258	—	—	—	32,258
Shares issued to purchase controlling interest in E-Debit International, Inc.	200,000	100,000	—	—	—	100,000
Shares issued to purchase interest in Kan-Can	200,000	100,000	—	—	—	100,000
Shares and warrants issued for cash	581,041	232,446	58,075	—	—	290,521
Shares issued upon exercise of warrants	13,192	4,695	(695)	—	—	4,000
Value of stock options issued in acquisition of Kan-Can	—	24,454	—	—	—	24,454
Value of stock options issued for services	—	1,610	—	—	—	1,610
Adjustment for equity increase in Kan-Can					1,630	53,794
Net (loss) for the year ended December 31, 2001	—	—	—	(26,955)	(199,565)	(226,520)
Balance, December 31, 2001 (Restated – See Note 3)	21,125,217	$934,332	$190,285	$(39,428)	$(440,916)	$644,273

Shares issued for services	316,143	44,388	—	—	—	44,388
Shares issued to purchase interest in Trac POS	857,152	34,287	—	—	—	34,287
Shares issued to settle debt	6,269,628	188,089	—	—	—	188,089
Options issued to purchase interest in Trac POS	—	31,971	—	—	—	31,971
Options issued for services	—	5,954	—	—	—	5,954
Options issued to settle debt	—	3,792	—	—	—	3,792
Imputed interest contributed	—	7,443	—	—	—	7,443
Net (loss) for the year ended December 31, 2002	—	—	—	11,093	(249,921)	(238,828)
Balance, December 31, 2002	28,568,140	$1,250,256	$190,285	$(28,031)	$691,141	$721,369

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002 and 2001

	2002	2001 Restated (Note 3)
Cash flows from operating activities:
Net (loss) from operations	$(249,921)	$(199,565)
Reconciling adjustments -
Common shares and warrants issued for expenses
Depreciation and amortization	73,726	112,828
Loss on sale of assets	—	11,690
Services paid by issuing stock and options	54,134	33,868
Interest contributed by shareholder	7,443	—
Changes in operating assets and liabilities
Accounts receivable	(146,900)	(143,660)
Inventory	(118,060)	(30,732)
Prepaid expenses and other	(39,851)	(392)
Accounts payable and accrued liabilities	346,131	15,885
Future tax benefit	(22,784)	10,228
Net cash provided by (used for) operations	(96,082)	(189,850)

Cash flows from investing activities:

Purchase of equipment	(88,188)	(446,923)
Disposal of equipment	139,473	185,764
Repayments of loans receivable	35,772	94,758
Other investments	(137,862)	(23,331)
Net cash (used for) investing activities	(50,805)	(189,732)

Cash flows from financing activities:
Issuance of common stock and warrants	—	302,231
Loans from Shareholders	47,771	41,178
Proceeds from loans	127,389	—
Repayments of loans	(33,424)	—
Net cash provided by financing activities	141,736	343,409

Foreign currency translation adjustment	9,366	5,383
Net change in cash and cash equivalents	4,215	(30,790)
Cash and cash equivalents at beginning of period	134,004	164,794
Cash and cash equivalents at end of period	$138,219	$134,004

Supplemental schedule of cash flow information
Interest paid in cash	$29,089	$2,370
Income taxes paid in cash	$3,172	$--

Supplemental schedule of noncash investing and financing activities
Conversion of convertible debentures to common stock	$188,089	$9,235
Debenture cancelled in settlement of account receivable	$—	$8,245
Shares and options issued for acquisition of interest in Kan-Can Resorts Ltd.	$—	$124,454
Shares and warrants issued for acquisition of interest in E-Debit International, Inc.	$—	$100,000
Shares issued for acquisition of interest in Trac POS	66,258	—

The accompanying notes are an integral part of these statements.

Note 1 - Organization and Principles of Consolidation

Westsphere Asset Corporation Inc. (Company) was incorporated in Colorado on July 21, 1998 as Newslink Networks TDS, Inc. and changed its name to Westsphere Asset Corporation Inc. on April 29, 1999.

The Company’s primary business is the sale and operation of cash vending (ATM) and point of sale (POS) machines in Canada.

On December 12, 1998, the Company acquired 41% of Vencash Capital Corporation (Vencash), a Canadian Corporation, and then on December 17, 1999 acquired the remaining 59% of the outstanding stock of Vencash. The Vencash stock was acquired by exchanging the Company’s common stock with shareholders of Vencash. Vencash is in the business of selling and installing cash vending machines (ATM machines) throughout Canada. Because certain shareholders were shareholders of both corporations, the Company accounted for its acquisition of Vencash as a reverse acquisition, which is a capital transaction and not a business combination.

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

Note 2 – Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Use of Estimates in the Preparation of Financial Statements

The preparation of

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

December 31, 2003

Page

Report of Independent Certified Public Accountants	F-2

Financial Statements:

Balance Sheets	F-3

Statements of Operations	F-4

Statement of Stockholders’ (Deficit)	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 to F-17

Independent Accountants’ Report

Board of Directors

Westsphere Asset Corporation, Inc.

We have audited the accompanying consolidated balance sheets of Westsphere Asset Corporation, Inc. as of December 31, 2003 and December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westsphere Asset Corporation, Inc. as of December 31, 2003 and December 31, 2002 and the consolidated results of its operations, stockholders’ equity, and its cash flows for the years ended December 31, 2003 and December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller and McCollom

MILLER AND MCCOLLOM

Certified Public Accountants

4350 Wadsworth Boulevard, Suite 300

Wheat Ridge, Colorado 80033

April 12, 2004

ASSETS	2003	2002
CURRENT ASSETS
Cash	$91,398	$138,219
Accounts receivable net of allowance for doubtful accounts of $19,715 and $6,806	266,857	288,913
Accounts receivable – related parties	42,577	30,990
Inventory	112,249	235,165
Prepaid expense and deposit	32,659	51,579
Current portion of mortgage receivable	43,572	35,771
Total current assets	589,312	780,637

Property and equipment, net of depreciation	317,923	279,464
Patent and trademarks	120,277	100,082
Mortgage receivable	232,908	246,803
Loans - related parties	101,909	114,943
Future tax benefits	62,433	25,159
Other investments	244,863	164,024

Total assets	$1,669,626	$1,711,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$295,433	$555,311
Accounts payable, related parties	172,357	111,905
Total current liabilities	467,790	667,216

Shareholder loans	233,499	206,921
Bank loan	161,953	—
Convertible debentures	111,985	91,937
Non-current lease obligation	14,343	13,507
Total liabilities	989,570	979,581

Minority interest in subsidiaries	11,057	10,162

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 75,000,000 shares, no par value; 29,564,640 shares issued and outstanding at December 31, 2003 and 28,568,140 at December 31, 2002	1,291,313	1,250,256
Common stock warrants	190,285	190,285
Accumulated other comprehensive income	131,087	(28,335)
Accumulated deficit	(943,686)	(690,837)
Total stockholders’ equity	668,999	721,369

Total liabilities and stockholders’ equity	$1,669,626	1,711,112

	2003	2002
Revenue -
Equipment and supplies	$711,925	$1,354,384
Residual and interchange income	2,013,325	1,278,021
Other	116,259	149,781
Total revenue	2,841,509	2,782,186

Cost of sales -
Equipment and supplies	685,457	1,257,381
Residual and interchange costs	1,018,145	544,191
Other	55,357	87,416
Total cost of sales	1,758,959	1,888,988

Gross profit	1,082,550	893,198

Administrative expenses -
Depreciation and amortization	43,245	73,726
Consulting fees	148,380	111,381
Legal and accounting fees	64,032	74,179
Salaries and benefits	612,562	444,026
Travel, delivery and vehicle expenses	156,594	163,076
Other	328,816	294,226
Total administrative expenses	1,353,629	1,160,614

(Loss) from operations	(271,079)	(267,416)

Other income -
Interest income	26,004	33,751
Interest expense	(53,421)	(30,264)

Net (loss) before income taxes	(298,496)	(263,929)

Provision for income taxes	45,647	14,008

Net (loss)	$(252,849)	$(249,921)

Net (loss) per common share	$(.01)	$(.01)

Weighted number of shares outstanding	28,966,740	24,382,018

Other comprehensive income (loss) -
Net (loss) earnings	$(252,849)	$(249,921)
Foreign currency translation gain (loss)	159,422	11,093
Total comprehensive income (loss)	$(93,427)	$(238,828)

				Foreign
			Common	Currency
	Common Stock		Stock	Translation	Accumulated
	Shares	Amount	Warrants	Adjustment	(Deficit)	Total
Balance, December 31, 2001	21,125,217	$934,332	$190,285	$(39,428)	$(440,916)	$644,273

Shares issued for services	316,143	44,388	—	—	—	44,388
Shares issued to purchase interest in Trac POS	857,152	34,287	—	—	—	34,287
Shares issued to settle debt	6,269,628	188,089	—	—	—	188,089
Options issued to purchase interest in Trac POS	—	31,971	—	—	—	31,971
Options issued for services	—	5,954	—	—	—	5,954
Options issued to settle debt	—	3,792	—	—	—	3,792
Imputed interest contributed	—	7,443	—	—	—	7,443
Net (loss) for the year ended December 31, 2002	—	—	—	11,093	(249,921)	(238,828)
Balance, December 31, 2002	28,568,140	$1,250,256	$190,285	$(28,335)	$(690,837)	$721,369

Shares issued to settle debt	996,500	34,898	—	—	—	34,898
Imputed interest contributed	—	6,159	—	—	—	6,159
Net (loss) for the year ended December 31, 2003	—	—	—	159,422	(252,849)	(93,427)

Balance, December 31, 2003	29,564,640	1,291,313	190,285	131,087	(943,686)	668,999

	2003	2002
Cash flows from operating activities:
Net (loss) from operations	$(252,849)	$(249,921)
Reconciling adjustments -
Depreciation and amortization	98,781	73,726
Services paid by issuing stock and options	—	54,134
Interest contributed by shareholder	6,159	7,443
Changes in operating assets and liabilities
Accounts receivable	116,214	(146,900)
Inventory	174,196	(118,060)
Prepaid expenses and other	(1,621)	(62,635)
Accounts payable and accrued liabilities	(311,343)	346,131
Net cash (used for) operations	(170,463)	(96,082)

Cash flows from investing activities:
Purchase of equipment	(125,322)	(88,188)
Disposal of equipment	37,361	139,473
Repayments of loans receivable	67,712	35,772
Other investments	(96,092)	(137,862)
Net cash (used for) investing activities	(116,341)	(50,805)

Cash flows from financing activities:
Loans from Shareholders	35,690	47,771
Proceeds from loans	178,448	127,389
Repayments of loans	(33,093)	(33,424)
Net cash provided by financing activities	181,045	141,736

Foreign currency translation adjustment	58,938	9,366
Net change in cash and cash equivalents	(46,821)	4,215
Cash at beginning of period	138,219	134,004
Cash at end of period	$91,398	$138,219

Supplemental schedules:
Cash paid for interest	8,670	—
Cash paid for income taxes	—	4,181
Noncash investing and financing activities
Shares issued to settle debt	$34,898	$188,089
Shares issued for acquisition of interest in Trac POS	—	66,258

Note 1 - Organization and Principles of Consolidation

Westsphere Asset Corporation Inc. (Company) was incorporated in Colorado on July 21, 1998 as Newslink Networks TDS, Inc. and changed its name to Westsphere Asset Corporation Inc. on April 29, 1999.

The Company’s primary business is the sale and operation of cash vending (ATM) and point of sale (POS) machines in Canada.

On December 12, 1998, the Company acquired 41% of Vencash Capital Corporation (Vencash), a Canadian Corporation, and then on December 17, 1999 acquired the remaining 59% of the outstanding stock of Vencash. The Vencash stock was acquired by exchanging the Company’s common stock with shareholders of Vencash. Vencash is in the business of selling and installing cash vending machines (ATM machines) throughout Canada. Because certain shareholders were shareholders of both corporations, the Company accounted for its acquisition of Vencash as a reverse acquisition, which is a capital transaction and not a business combination.

On May 18, 1999, the Company formed a wholly owned Alberta subsidiary, Westsphere Financial Group Ltd. (Financial), which was organized to lease cash vending machines. During the period from June 1999 through October 2001 the Company acquired 99% of Kan-Can Resorts Ltd. (Kan-Can), an Alberta company by exchanging stock.. On May 16, 2000, Vencash ATM/POS Services Inc., (formerly VC/POS/ATM Services Inc.) (Services) and Westsphere Systems Inc. (formerly 880487 Alberta Ltd.) (Systems) were incorporated as wholly owned Alberta subsidiaries of the Company. During 2000 and 2001, the Company acquired a 90% interest in E-Debit International Inc. (E-Debit), a company engaged in the development of online payment systems, and which has no other operations. On September 23, 1998, Vencash Capital Corporation incorporated Vencash Financial Corporation (Financial) in Alberta. Vencash Financial has had no business activity. In January of 2003 the company incorporated two wholly owned subsidiaries, Westsphere Development Corporation to pursue real estate development opportunities, and Westsphere Entertainment Corporation to pursue opportunities in the entertainment industries, both of which have had no business activity to date.

Note 2 – Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and to report amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Estimated Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable and accrued expenses, and loans payable to related parties reflected in the financial statement approximate fair value due to the short-term maturity of the instruments. The fair value of the mortgage receivable (a debt investment being held to maturity), based on estimated current interest rates for comparable instruments, is $236,512 compared to its carrying value of $232,908.

Inventory

Inventory consists primarily of cash vending and POS machines, which are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Earnings (Loss) per Share

Earnings (loss) per share is computed dividing the net (loss) by the weighted average number of shares outstanding during the periods ended December 31, 2003 and 2002. Fully diluted earnings per share are not presented because they are anti-dilutive.

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

In some circumstances, the Company agrees to receive payment from the sale of machines by withholding a portion of the residual income generated by the machine. In these cases, the sale is recorded using the installment method. At December 31, 2003, the deferred gross profit from these sales was nominal.

The Company offers no warranties or right of return beyond manufacturers’ warranties.

Foreign Currency

The functional currency of the Company and its’ subsidiaries is the Canadian dollar. The Company translates amounts into United States dollars using the current rate method.  Under this method, assets and liabilities are translated to United States dollars at current exchange rates; revenues and expenses are translated at the average exchange rate during the period, and equity account are translated at the historical rate.  Related translation adjustments are reported as other comprehensive income, a component of stockholders’ equity.

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

The Company expenses advertising costs as incurred and the total amounts for 2003 and 2002 where nominal.

The Company paid no dividends during the years presented.

Certain comparative figures for the prior period have been reclassified to conform to the current year presentation.

Note 3 – Property and Equipment

Property and equipment consists of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Amount	Depreciation Rate and Method
December 31, 2003 -
Office furniture and equipment	$78,461	$33,657	$44,804	20% DB
Computer hardware and software	146,970	82,333	64,637	30% DB
ATM machines	226,067	32,223	193,844	30% DB
Other	24,598	9960	14,638	Var
	$476,096	$158,173	$317,923
December 31, 2002 -
Office furniture and equipment	$49,975	$20,242	$29,733	20% DB
Computer hardware and software	105,930	47,468	58,462	30% DB
ATM machines	201,950	32,890	169,060	30% DB
Other	16,643	4,613	12,029	Var
	$374,498	$105,213	$269,284

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

Note 4 – Investments

On January 22, 2002, the Company bought a 10% interest in TRAC P.O.S. Processing, Inc. (TRAC POS) for $47,137. The purchase of the 10% interest was from a related party. The Company subsequently purchased an additional 26% interest in exchange for common stock, valued at $66,258 based on quoted market prices, which gives the Company a 36% interest in TRAC POS. During 2003, the Company settled debt in the amount of $50,965 by exchanging a 5% interest in Trac POS Processing, Inc. This reduced the Company’s holding in Trac POS Processing, Inc. to 31% of the outstanding shares of Trac POS Processing, Inc. The Company accounts for its investment under the equity method.

During 2002, the Company purchased a 10% interest in Camrose Convention Inn, Inc. (Camrose) for $6. Camrose proposes to develop a convention center and casino in Camrose, Alberta. In addition, the Company has advanced funds to Camrose of $93,464 at year-end. The Company accounts for Camrose under the cost method.

Note 5 – Loans and Convertible Debentures (Related Parties)

The Company had $111,985 and $91,937 of convertible debentures outstanding to related parties at December 31, 2003 and 2002, respectively. The outstanding debentures are payable to persons who are shareholders of the Company. The debentures are convertible into common stock of the Company at $.75 a share.

At December 31, 2003, the Company also has loans payable of $233,499 due to shareholders of the Company. The loans have no specified interest or repayment terms. The Company recorded imputed interest related to these loans as a contribution to capital.

During May 2003, the Company’s subsidiary, Westsphere Financial Group, Ltd. borrowed CAD$250,000 (US$185,000) from a bank. The loan bears interest at the bank’s prime rate plus 2% (currently 6.75%). The loan is secured by the assets of the subsidiary, and is also guaranteed by the Company’s subsidiary Vencash Capital Corporation and Douglas N. Mac Donald, President/CEO

Note 6 – Common Stock

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

During 2003, the Company settled debt in the amount of $50,965 by exchanging a 5% interest in Trac POS Processing, Inc. This reduced the Company’s holding in Trac POS Processing, Inc. to 31% of the outstanding shares of Trac POS Processing, Inc.

During 2003, the Company issued an additional 996,500 shares of its common stock at an average price of $0.035 for settlement of accrued interest and salaries.

Stock issued for consideration other than cash was valued based on quoted market prices.

Note 7 –Outstanding Warrants

The Company had outstanding warrants to purchase 3,290,998 shares of its’ common stock at each of December 31, 2003 and 2002, at prices ranging from $.30 to $1.00 per share.  The warrants became exercisable in 2001 and expire at various dates through 2004.

The following schedule shows the warrants outstanding and changes made during the years ending December 31, 2003 and 2002:

	Number	Weighted Average Exercise Price
Warrants outstanding December 31, 2001	3,290,998	$0.80
Changes during the year 2002 and 2003:
Issued	—	$—
Exercised	—	$—
Warrants outstanding December 31, 2002 and 2003	3,290,998	$0.80

Where appropriate an allocation has been made in the consolidated statements of stockholders’ equity between common stock and common stock warrants to give effect to the estimated fair value of the common stock warrants.

Note 8 - Acquisition of Kan-Can Resorts Ltd., Sale of Head Lease and Mortgage Receivable

On October 19, 2001, the Company acquired 57% of Kan-Can Resorts Ltd plus a shareholder loan of $114,425 in exchange for 200,000 shares of the Company’s common stock valued at $0.50 per share based on average quoted market price. The Company previously owned 10% of Kan-Can. The acquisition was treated as a purchase. Accordingly, the purchase price was allocated to the shareholder loan and net assets of Kan-Can based on fair market values, with the excess of $9,294 allocated to Kan-Can’s principal asset – a head lease. Prior to the acquisition, Kan-Can had nominal revenue, so no pro-forma information is presented.

On November 26, 2001 Kan-Can sold its head lease in exchange for CAD$170,000 (US$108,000) cash, a mortgage of CAD$740,000 (US$465,409), and Kan-Can common stock equaling 32% of the outstanding shares before the transaction. The mortgage bears an interest rate of 4.5% with monthly payments (principal and interest) of CAD$8,982 (US$5,720), and is accounted for by the Company as a debt investment being held to maturity. The shares received were returned to the treasury and canceled. As a result of this transaction, the Company’s ownership percentage of Kan-Can increased to 99% and the Company accordingly adjusted its equity in the subsidiary by $1,630.

Note 9 – Income Taxes

The Company files United States income tax returns, and the Company’s operating subsidiaries file Canadian income tax returns.

The Company has estimated net operating loss carryforwards of $741,016, which expire as follows:

2020	$73,797
2021	$189,587
2022	$237,425
2023	$240,207

Estimated tax benefits resulting from U.S. net operating loss carryforwards of $251,945 are offset by a reserve of the same amount because it is uncertain that the company will be able to utilize the carryforwards before they expire. In addition, because the Company has no US income other than from its subsidiaries, it is expected that the Company will pay no US income tax due to the expected tax credits due from any Canadian taxes paid.

Income taxes at the statutory rate are reconciled to Company’s actual income taxes as follows:

	2003	2002
Tax (benefit) at statutory rate (34%)	$(85,969)	$(84,973)
Canadian tax benefits	(37,274)	(22,881)
Income taxes paid and accrued	(8,373)	8,873
Change in reserve for net operating loss carryforwards	(5,325)	(70,965)
Income tax expense (benefit)	(45,647)	(14,008)

Canadian tax benefits resulting from non-capital loss carryforwards and excess of undepreciated costs of property and equipment arising from differences between the Company’s depreciation rates and those prescribed for income tax purposes and using projected Canadian tax rates are as follows:

Non-capital loss carryforwards:	$59,860
Temporary differences due to depreciation methods	2,573
Income tax benefit	62,433

Note 10 - Stock Based Compensation

During 2002, the Company adopted the 2002 Employees Stock Option and Stock Award Plan for directors, employees and consultants. The maximum number of shares that may be optioned or awarded under the plan is 4,000,000. Additional provisions of the plan call for awards, exercise prices and vesting to be determined by the board of directors or its designated administrator.

Following is a table of outstanding options and changes during 2003 and 2002:

	Employee Options	Non- Employee Options	Weighted Average Exercise Price
Options Outstanding, December 31, 2001	—	64,516	0.50
Options granted in 2002:
Employees	970,000	—	0.14
Non-employees	—	1,003,690	0.22
Options exercised in 2002:	—	—	—
Option expired in 2002:	—	132,326	0.50
Options Outstanding, December 31, 2002	970,000	935,880	0.17
Options granted in 2003:	—	—	—
Options exercised in 2003:	—	—	—
Options Outstanding, December 31, 2003	970,000	935,880	0.17

All outstanding options vest immediately.

Options granted consist of:

Year and Exercise price relative to fair value of underlying stock	Weighted average fair value at grant date	Weighted average exercise price
Year ending December 31, 2002:
Exercise price above fair value:	0.04	0.18

If not previously exercised or canceled, options outstanding at December 31, 2003 will expire as follows:

	Range of Exercise Prices		Number	Weighted Average Exercise
Year Ending December 31,	High	Low	of Shares	Price
2004	0.18	0.18	857,152	$0.18
2007	0.14	0.50	1,048,728	0.16

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

Year Ended December 31, 2002
Expected Volatility:	300%
Risk-free interest rate:	1.23%
Expected Dividends:	—
Expected Term in Years:	5

As permitted by FASB Statement No. 123, the company applies the methods of APB 25 and related interpretations in accounting for stock options issued to employees and recorded no expense for these options. No employee options were issued in 2001. If the Company had expensed the fair value of employee options issued in 2002, net (loss) would have been increased by $19,365 to $269,286.

Note 11 – Commitments and Contingencies

The Company leases real estate (office and warehouse space) under non-cancelable operating leases that expire on varying dates through 2007. The Company also has various obligations for auto and equipment leases through 2006.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2003	$34,578	$111,163
2004	28,759	100,353
2005	27,595	92,010
2006	27,595	19,626
2007	2,300	5356

Note 12 – Related party transactions

The Company expensed $22,929 during 2003 for consulting and management services to a company that is controlled by the Company’s president, all of which is outstanding at year-end.

Note 12 – Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." It requires existing unconsolidated variable interest entities (VIE's) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. It applies immediately to VIE's created after January 31, 2003 and to VIE's in which an enterprise holds a variable interest that was acquired before February 1, 2003, the Interpretation applies for periods beginning after June 15, 2003. In December 2003, the FASB reissued Interpretation No. 46 with certain modifications and clarifications for certain VIE's. The

 Company has no unconsolidated VIE's and therefore its financial statements are in compliance with the requirements of Interpretation No. 46.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer
concluded that our disclosure controls and procedures are effective.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors and officers of Westsphere and its Subsidiaries

1. Management of Westsphere

The following table furnishes the information concerning the members of the Board of Directors of Westsphere as of March 31, 2004. The Directors of Westsphere are elected every year and serve until their successors are elected and qualify.

Name	Age	Title	Term of Service
Douglas N. Mac Donald	55	Director, President, CEO	07/98 to present

Robert L. Robins	62	Director/V.P./Sec. Treasurer	07/98 to present

Dr. Roy Queen	58	Director	12/98 to present

Kim Law	36	V.P./CFO Director	05/00 to present 08/02 to present

Bernd Reuscher	60	Director	04/02 to present

Sonia Goeseels	52	V.P.	05/00 to present

Mr. Douglas N. Mac Donald –

Chief Executive Officer, President and a Director and one of the original founders of Vencash Capital Corporation. In March 1995 Mr. Mac Donald retired from the RCMP after a distinguished twenty-five year service career. In April 1995 Mr. Mac Donald developed Mac Donald Gaming Corporation and Mac Donald Venture Corporation. These companies were designed specifically to provide support to developers in the gaming industry and also to develop new business opportunities. Since 1998 Mr. Mac Donald has devoted his time to the development of Westsphere Asset Corporation and its subsidiary companies. Mr. Mac Donald is presently President and Chief Executive Officer and is a member of the Board of Directors of both Westsphere Asset Corporation and Vencash Capital Corporation.

Mr. Robert L. Robins –

Vice President, Director and Secretary Treasurer of Westsphere Asset Corporation. Mr. Robins is a retired member of the Calgary Police Service, retiring in 1991 after serving in the Homicide and Criminal Intelligence Units. Prior to service with the City Police Mr. Robins was a serving member of the Canadian Armed Forces serving with the U.N. Peace Keeping in the Middle East and with NATO in Europe. After retiring from the City Police Mr. Robins was employed with Alberta Family & Social Services Fraud Investigation. Mr. Robins has a total of 38 years of experience in all levels of government Federal, Provincial and Municipal. As a result of his successful careers, the company respects Mr. Robin's counsel in the many aspects of Westsphere's day-to-day operations and acts as Westsphere’s Security Officer. Mr. Robins also sits as Secretary, Treasurer, and Director of Vencash Capital Corporation.

Dr. Roy Queen, B.A.,D.M.D.,M.S.C.,M.R.C.D. –

Director - Dr. Roy Queen graduated with a Doctor of Medical Dentistry (D.M.D.) and a Master's Degree in Biological Science (M.S.C.) from the University of Manitoba. He has established a successful practice in Clinical Orthodontics in Kamloops, British Columbia and became a Fellow of the Royal College of Dentistry (M.R.C.D.)   Dr. Queen’s business interests and holdings are varied and expansive and with the experience of being an officer and director of several publicly traded companies his advice and counsel enhances the management of Westsphere and its subsidiaries.

Bernd Reuscher-

Director- On April 30, 2002 Mr. Reuscher joined the Westsphere Board of Directors.  Mr. Reuscher was employed for twenty years by Siemans AG, one of the largest German multi-national companies. During that time, Mr. Reuscher served in several Senior Executive positions in Europe, South America and Southeast Asia. Since 1994, Mr. Reuscher has been involved in the ownership and management of several private Canadian corporations in the areas of fast food franchising, fast food processing, land development, design and construction of high-end apartment buildings, corporate registries services and research and design of environmental products. Mr. Reuscher graduated in 1973 with an Engineering Degree in Telecommunications in Hamburg, Germany.

Mr. Kim S. Law –

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

Ms. Sonia Goeseels –

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

2. Management of Vencash Capital Corporation (a wholly owned subsidiary of

Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	55	Director/CEO/President	07/98 to present

Robert L. Robins	62	Director//Secretary/Treasurer	07/98 to present

Bernd Reuscher	60	Director	04/02 to present

Dr. Roy Queen	58	Director	12/98 to present

Kim Law	36	Director/CFO	08/02 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Kaw and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

3. Management of Westsphere Financial Group Ltd. (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service

Douglas N. Mac Donald	55	Director/CEO/President	07/98 to present

Robert L. Robins	62	Director/Secretary/Treasurer	07/98 to present

Bernd Reuscher	60	Director	04/02 to present

Dr. Roy Queen	58	Director	12/98 to present

Kim Law	36	Director	08/02 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

4. Management of Westsphere POS Services Ltd. (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service

Douglas N. Mac Donald	55	Director, President, CEO	07/98 to present

Robert L. Robins	62	Director/Secretary/Treasurer	07/98 to present

Bernd Reuscher	60	Director	04/02 to present

Dr. Roy Queen	58	Director	12/98 to present

Kim Law	36	Director	08/02

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

5. Management of Westsphere Systems Inc. (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	55	Director, CEO	07/98 to present

Robert L. Robins	62	Director, President	07/98 to present

Bernd Reuscher	60	Director	04/02 to present

Dr. Roy Queen	58	Director	12/98 to present

Kim Law	36	Director	08/02

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

6. Management of Camrose Convention Inn, Inc. (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	55	Director/CEO	12/01 to present

Sonia Goeseels	52	Director/ V.P/Secretary	02/02 to present

Kim Law	36	Director/V.P./CFO	02/02 to present

For information on Douglas N. Mac Donald, Sonia Goeseels and, Kim Kaw , see "Management of Westsphere Asset Corporation Inc.", above.

7. Management of Westsphere Development Corporation (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	55	Director/CEO	07/98 to present

Robert L. Robins	62	Director//Secretary/Treasurer	07/98 to present

Bernd Reuscher	60	Director	04/02 to present

Dr. Roy Queen	58	Director	12/98 to present

Kim Law	36	Director/CFO	08/02 to present

Sonia Goeseels	52	Vice President/Admin.	03/01 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Kaw and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

8. Management of Westsphere Entertainment Corporation (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	55	Director/President/CEO	01/03 to present

Robert L. Robins	62	Director//Secretary/Treasurer	01/03 to present

Dr. Roy Queen	58	Director	01/03 to present

Darrell D. Wakelam	57	Director	01/03 to present

Kim Law	36	Vice President/Finance	01/03 to present

Sonia Goeseels	52	Vice President/Admin.	03/01 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Sonia Goeseels, Kim Kaw, and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

Darrell D. Wakelam, -Director of Westsphere Entertainment Corporation, Darrell is a retired member of the Royal Canadian Mounted Police who is acknowledged as one of the most qualified experts in the field of gambling and gaming investigations in Western Canada.  Retiring from the RCMP in 1991 as one of the Force’s four National Gaming Specialists, Mr. Wakelam joined the Alberta Gaming Control Branch as a Gaming Inspector where he was employed until 1994 after which time he was employed by the British Columbia Public Gaming Branch.

During his periods as an RCMP Gaming Specialist and Provincial Gaming Investigator in both Alberta and British Columbia, Mr. Wakelam was qualified as an expert witness in both regulated and criminal gaming investigations at every level of the judicial system (magistrates’, Provincial, and Queens Bench) in the Provinces of British Columbia, Alberta, the North West Territories and the Yukon.  Mr. Wakelam is recognized as one of the foremost security specialists in relation to Casino Gaming Security Operations in Western Canada and upon his departure from the government service entered into the field of corporate gaming security and operations.

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

(b) Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Douglas Mac Donald	President,Chief Executive Officer and a member of the Board of Directors	N/A	2	N/A
Robert Robins	Vice President, Sec., Treasurer and member of the Board of Directors	N/A	3	N/A
Sonia Goeseels	Vice President of Administration and Executive Assistant to the Board of Directors	N/A	N/A	N/A
Kim Law	Vice President of Finance, Chief Financial Officer and a member of the Board of Directors	N/A	N/A	N/A
Bernd Reuscher	Member of Board of Directors	N/A	3	N/A
Dr. Roy Queen	Member of Board of Directors	N/A	3	N/A

As of the date of the filing of this report, the Company has not adopted a code of ethics that applies to is principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company in its last annual filing announced its intention to prepare such a code of ethics and present it to its Board of Directors for adoption during the second quarter of fiscal year 2003.  To the date of the preparation of this code of ethics has not been completed with further review and counsel being sought through legal opinion.   Upon completion and adoption, the Company intends to will a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its next periodic report after adaptation of a Code of Ethics and post it on its website.

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

Compensation paid by Westsphere for all services provided during the fiscal year ended December 31, 2003, (1) to each of Westsphere's five most highly compensated executive officers whose cash compensation exceeded $100,000 and (2) to all officers as a group is set forth below under directors.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

Name and Principal Position	Year	Salary	Stock Options
Douglas N. Mac Donald* President and Director	- 2001 2002 2003	- $33,393 $38,049 $59,092	- 0 375,000 499,000

*Mr. Mac Donald receives his salary through his corporation, Mac Donald and Associates total $48,664 and $10,428 under Douglas Mac Donald.

Compensation Pursuant to Management Contracts.

Through December 31, 2002, Mac Donald & Associates Gaming Specialists Inc. and/or Douglas N. Mac Donald received $38,049 per annum payable monthly plus 499,000 shares of common stock with an option to purchase an additional  490,500 shares @ $0.035 per share for administrative, business development and promotion services pursuant to a contract dated October 1, 2002 and ending on March 31, 2003. The contract allows for an automatic renewal every six months subject only to any defaults by Mr. Mac Donald of the terms of the contract. The contract also provides for a six-month severance package. This contract expired as of April 1, 2003.  Effective April 1, 2003, Mac Donald & Associates Gaming Specialists Inc. receives $64,885 per annum payable monthly.  The contract allows for an automatic renewal every six months subject only to any defaults by Mr. Mac Donald of the terms of the contract. The contract also provides for a six-month severance package.  In addition, effective April 1, 2003, Douglas Mac Donald receives $13,904 per annum payable monthly.  The contract allows for an automatic renewal every six months subject only to any defaults by Mr. Mac Donald of the terms of the contract. The contract also provides for a six-month severance package.

Option Grants

The following table sets forth information regarding stock option grants to our officers and directors as of December 31, 2003:

Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted	Exercise or Base Price ($/Sh)	Expiration Date(1)
Doug MacDonald	490,500	55%	$0.035
Robert Robins	400,500	45%	$0.035

(1)	The expiration date of these options has not yet been determined by the Board of Directors.

Option Exercises

None of the Executive Officers named in the Summary Compensation Table have exercised options to purchase shares of our common stock as of December 31, 2003.

The following table sets forth details of each exercise of stock options as of December 31, 2003 by any of the named Executive Officers, and the December 31, 2003 value of unexercised options on an aggregate basis.

Aggregated Options Exercised

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options as of December 31, 2003 Exercisable(2)/ Unexercisable	Value of Unexercised in the Money-Options at December 31, 2003 Exercisable/ Unexercisable (1)
Douglas MacDonald	Nil	Nil	490,000 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Robert Robins	Nil	Nil	400,500 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)

(1)	Based on closing price of $0.04 on December 31, 2003.
(2)	Includes Options to purchase common shares within 60 days after December 31, 2003.

Compensation of Directors

Westsphere did not pay any compensation services provided as directors during the fiscal year ended December 31, 2003. Commencing in March 2000, Westsphere started paying its directors $167 per each board of directors meeting attended.

Termination of Employment and Change of Control Arrangements

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of March 17, 2004 for:

each of our directors and executive officers individually;

each person or group that we know owns beneficially more than 5% of our common stock; and

all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power.  The rules also deem common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person.  The applicable percentage of ownership for each shareholder is based on 29,738,460 shares of common stock outstanding as of March 17, 2004, together with applicable options for that shareholder.  Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

The following sets forth information with respect to Westsphere’s Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group.

Name and address of Beneficial Owner	Number of Shares Beneficially Ownership	Percentage of Shares Outstanding
Officers and Directors
Douglas N. Mac Donald 45 Sheridan Street St. Alberta, Alberta	4,246,910 (1)	13.48%
Robert L. Robins 788 Parkridge Drive SE. Calgary, Alberta	1,755,431 (2)	5.57%
Dr. Roy L. Queen McGill Road Kamloops, B.C.	2,435,790(3)	7.73%
Bernd Reuscher 175 Quesnel Crescent Edmonton, Alberta	1,751,008(4)	5.56%
Kim Law 39 Hamstead Pointe N.W. Calgary, Alberta	433,500	1.38%
Sonia Goeseels 1047 Riddell Pl. S.E. Calgary, Alberta T2A 1Y4	143,250	----
Officers and Directors as a Group	10,765,889	33.72%
989939 Alberta Ltd.	1,714,772	5.76%

(1) $1,589,500 of these shares are held in Mr. Mac Donald’s name; 225,000 shares are held in the name of Mr. Mac Donald’s wife, Patti; 1,200,024 shares are held in the name of Mac Donald Venture Corp. of which Mr. Mac Donald is the sole officer and director, 857,386 of these shares are held in the name of 989939 Alberta Ltd.. of which Mr. Mac Donald is part owner, 750 shares in the name of 797320 Alberta Ltd. In which Mr. Mac Donald is the President and 375,000 of these shares are in the form of options which may be purchased at $0.14 per share and 490,500 of these shares are in the form of options which may be purchased at $0.035 per share.

(2) 1,129,181 of these shares are held in the name of Mr. Robins; 750 of these shares are held in the name of Robins Nest Holdings Inc. and 225,000 of these shares are in the form of options which may be purchased at $0.14 per share and 400,500 of these shares are in the form of options which may be purchased at $0.035 per share.

(3) 2,102,457 of these shares are held in the name of Dr. Queen; 333,333 shares are held in the name of Mr. Queen’s corporation, Drin Holdings Ltd.

(4) 691,622 of these shares are held in Mr. Reuscher’s name; 857,386 of these shares are held in the name of 989939 Alberta Ltd. of which Mr. Reuscher is part owner; 202,000 of these shares are held in the name of MBR Venture Corporation in which Mr. Reuscher is the sole officer and director.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits - See attached list of exhibits following signature page.

(b) Reports on Form 8-K - Westsphere did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2003.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Miller & McCollom, Certified Public Accountants for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Miller & McCollom, Certified Public Accountants, in connection with statutory and regulatory filings or engagements were $20,950 for the fiscal year ended 2003 and $19,950 for the fiscal year ended 2002.

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2003 and 2002.

Tax Fees

There were no fees for tax compliance, tax advice, and tax planning for the fiscal year ended 2003 and 2002.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Miller & McCollom, Certified Public Accountants, other than the services reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSPHERE ASSET CORPORATION, INC.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Douglas N. Mac Donald

Name:

Douglas N. Mac Donald

Title:

President

Date:

April 13, 2004

By: /s/ Kim Law

Name:

Kim Law

Title:

Principal Financial and Accounting Officer

Date:

April 13, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Douglas N. Mac Donald

Name:

Douglas N. Mac Donald

Title:

President and Board of Directors

Date:

April 13, 2004

By: /s/ Robert L. Robins

Name:

Robert L. Robins

Title:

Board of Directors

By:

Name:  Bernd Reuscher

Title:

Board of Directors

By: /s/ Roy L. Queen

Name:

Roy L. Queen

Title:

Board of Directors

Date:     April 13, 2004

By: /s/ Kim Law

Name:

Kim Law

Title:

Board of Directors

Date:

April 13, 2004

Exhibit Number	Description	Reference
3.1(i)	Articles of Incorporation filed and all amendments thereto filed with the Secretary of the State of Colorado July 21, 1998	*
3(i)(a)	By-Laws of Westsphere Asset Corporation, Inc.	*
3(i)(b)	By-Laws of Vencash Capital Corporation	*
4	Specimen Stock Certificate	*
10.1	Agreement dated December, 1998 by and between Westsphere Asset Corporation, Inc. and 3 Ocean Investment Corporation	*
10.2	Share Exchange Agreement dated December 7, 1998 by and between Westsphere Asset Corporation, Inc. Mac Donald Venture Corporation, Mr. Joseph Bowser and Mr. Robert L. Robins	*
10.3	Sample Conversion Agreement by and among Westsphere Asset Corporation, Inc. and various shareholders of Vencash Capital Corporation	*
10.4	ABS Processing Agreement dated October 28, 19988 by and between Vencash Capital Corporation and TNS Smart Network Inc.	*
10.5	Agreement dated June 24, 1999 by and between Vencash Capital Corporation and TCS (Canada) Limited	*
10.6	Sample Convertible Debenture issued by Westsphere Asset Corporation, Inc. in connection with the offering of $105,600 convertible debentures	*

10.7	Sample Loan Agreement and Promissory Note between Westsphere Asset Corporation, Inc. and various investors *
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

*

Previously filed on Form 10-SB December 1, 2000 File No. 0-32051.