Form 10QSB
period 2004-03-31
WESTSPHERE ASSET CORP INC
filed 2004-05-24
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Pegasus Way

Calgary, Alberta Canada

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

29,738,460 shares of Common Stock, no par value, as of May 15, 2004.

Transitional Small Business Disclosure Format
(check one): Yes                No X

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

Page

Consolidated Financial Statements:

Consolidated Balance Sheets	F - 2

Consolidated Statements of Operations	F – 3

Consolidated Statements of Cash Flows	F – 4

Notes to Financial Statements	F - 5

WESTSPHERE ASSET CORPORATION, INC. Consolidated Balance Sheets

	March 31, 2004 (Unaudited)	December 31, 2003 (Note 1)

Cash	$111,201	$91,398
Accounts receivable	259,996	266,857
Accounts receivable – related parties	35,844	42,577
Inventory	74,763	112,249
Prepaid expense and deposit	32,076	32,659
Current portion of mortgage receivable	43,122	43,572
Total current assets	557,002	589,312

Property and equipment, net	305,511	317,924
Intellectual property	118,673	120,277
Mortgage receivable	213,302	232,908
Loans – related parties	100,858	101,909
Future tax benefits	61,789	62,433
Other investments	233,825	244,863

Total assets	$1,590,960	$1,669,626

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$301,334	$295,433
Accounts payable, related parties	158,440	172,357
Total current liabilities	459,774	467,790

Shareholder loans	241,368	233,499
Bank loan	148,774	161,953
Convertible debentures	110,829	111,985
Non-current lease obligation	10,769	14,343
Total liabilities	971,514	989,570

Minority interest in subsidiaries	10,878	11,057

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock – authorized 75,000,000 shares, no par value;
29,738,460 shares issued and outstanding at
March 31, 2004 and 29,564,640 at December 31, 2003	1,300,139	1,291,313
Common stock warrants	190,285	190,285
Accumulated other comprehensive income	124,941	131,087
Accumulated deficit	(1,006,797)	(943,686)
Total stockholders’ equity	608,568	668,999

Total liabilities and stockholders’ equity	$1,590,960	$1,669,626

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC. Consolidated Statements of Operations For the Three Months Ended March 31, (Unaudited)

		2004		2003
Revenue -
Equipment and supplies		$84,691		$200,597
Residual and interchange income		555,096		366,466
Other		20,970		28,656
Total revenue		660,757		595,719

Cost of sales -
Equipment and supplies		77,792		178,173
Residual and interchange costs		293,814		172,522
Commissions		3,376		3,944
Other		3,942		5,264
Total cost of sales		378,924		359,903

Gross profit		281,833		235,816

Administrative expenses -
Depreciation and amortization		22,387		8,989
Consulting fees		24,935		70,178
Legal and accounting fees		6,688		9,733
Salaries and benefits		159,172		111,127
Travel, delivery and vehicle expenses		19,135		29,353
Other		98,623		70,267
Total administrative expenses		330,940		299,647

Income (loss) from operations		(49,107)		(63,831)

Other income -
Interest income		4,342		4,254
Interest expense		(18,346)		(11,428)
Gain on asset sales		—		30,983

Net income (loss) before income taxes		(63,111)		(40,022)

Provision for income taxes		—		(1,985)

Net income (loss)		$(63,111)		$(42,007)

Net income per common share	$	nil	$	nil

Weighted number of shares outstanding		29,651,550		28,817,265

Other comprehensive income:
Net income (loss)		$(63,111)		$(42,007)
Foreign currency translation adjustment		(7,853)		55,796
Total comprehensive income		$(70,934)		$13,789

The accompanying notes are an integral part of these statements

WESTSPHERE ASSET CORPORATION, INC. Consolidated Statements of Cash Flows For the Three Months Ended March 31, (Unaudited)

	2004	2003
Cash flows from operating activities:
Net (loss) from operations	$(63,111)	$(42,007)
Reconciling adjustments -
Common shares issued for expenses	7,313	3,395
Depreciation and amortization	29,505	8,989
Gain on sale of assets	—	(30,983)
Other non-cash transactions	1,513	(319)
Changes in operating assets and liabilities
Accounts receivable	10,400	(14,813)
Inventory	36,328	47,612
Prepaid expenses and other	246	(3,939)
Accounts payable and accrued liabilities	10,999	2,213
Net cash provided by (used for) operations	33,193	(29,852)

Cash flows from investing activities:
Purchase of equipment	(18,255)	(12,525)
Disposal of equipment	—	15,098
Collection on loans receivable	17,202	14,656
Other investments	—	(16,322)
Net cash provided by (used for) investing activities	(1,053)	907

Cash flows from financing activities:
Issuance of debt	7,587	—
Repayment of debt	(18,084)
Net cash provided by financing activities	(10,497)	—

Foreign currency translation adjustment	(1,840)	36,033
Net change in cash and cash equivalents	19,803	7,088
Cash and cash equivalents at beginning of period	91,398	138,219
Cash and cash equivalents at end of period	$111,201	$145,307

Supplemental schedule of cash flow information
Interest paid in cash	$2,448	$—
Income taxes paid in cash	$—	$—

The accompanying notes are an integral part of these statements

WESTSPHERE ASSET CORPORATION, INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2004

Note 1 – Financial Statements

The accompanying consolidated financial statements included herein have been prepared by Westsphere Asset Corporation, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Westsphere Asset Corporation, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Westsphere Asset Corporation, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

Note 2 – Common Stock

During the three months ended March 31, 2004, the Company issued an additional 173,820 shares of its common stock at an average price of $0.051 for payment of accrued interest and consulting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the three (3) month period of operations ended March 31, 2004, Westsphere and its subsidiaries generated a net loss from operations of $63,111, while net loss from operations of $42,007 were realized for the same period from the previous year. The total revenue earned during the first quarter of year 2004 increased by $65,038 to $660,757 from total revenue earned during the same period from the previous year of $595,719. This increase in revenue was primarily due to a significant increase in residual and interchange income, partially offset by a decrease in the sale of equipment and supplies. The drop in sales of equipment and supplies was due to Westsphere’s subsidiary Vencash focus on restructuring and reorganizing its infrastructure during this period.  The increase in residual and interchange income was due to the sale of equipment during the year 2003, and partially from placement of ATMs which are owned by Vencash.  Westsphere's gross margin during the first quarter of year 2004 increased by 3% to 43% from gross margin during the same period from the previous year of 40%. Westsphere's total administrative expenses for the first quarter of 2004 increased to $330,940 from $299,647 from the previous year. Most of such increase was caused by an increase in salaries and benefits from $111,127 to a total of $159,172.  The increase in salaries and benefits is due to additional sales and marketing staff and administrative staff to handle the increase in volume of transactions and paperwork. There was also an increase in depreciation and amortization from the first quarter of year 2003 from $8,989 to a total of $22,387 during the first quarter of year 2004, which was due to an increase in the placement of capital assets – (ATMs) during the year 2003.  Other expenses also increased from the first quarter of year 2003 of $70,267 to $98,623 during the first quarter of year 2004, which was primarily due to promotion materials, repairs and maintenance, and increase in travel expenses to promote new programs.

Westsphere and its subsidiaries currently generate sufficient cash flow to cover all of its consolidated operating expenses. The restructuring and reorganizing of Vencash’s infrastructure, is expected to result in significant cost savings in the second quarter of this year.

In order to grow Westsphere's businesses of ATM machines, financing/leasing and POS machines, Westsphere is dependent upon private placements, loans and/or joint venture arrangements. Westsphere's profit is expected to be generated by the surcharges collected from ATM machines, the sale of ATM machines, sale of POS machines and the collection of Finance/Lease charges.

Changes in Financial Position

During the three (3) month period ended March 31, 2004, Westsphere's total assets decreased to $1,590,960 from $1,669,626 as at December 31, 2003. This decrease is primarily due to a decrease in inventory on hand, and a decrease in mortgage receivable. As of March 31, 2004, Westsphere's current liabilities totaled $459,774 and consisted of accounts payable of $32,887 to suppliers for the purchase of ATM machines and POS machines with $88,468 due for consulting services, $93,667 due for return of surcharge and interchange fees, $67,763 due for officers and directors bonuses payable from year 2002, and $18,549 due for office expense, equipment leases, and various other general fees and charges, and accounts payable to related parties in the amount of $158,440. Long-term liabilities as at March 31, 2004 consist of $110,829 in convertible debentures, $241,368 in shareholders loan, a bank loan in the amount of $148,774 and non-current lease obligations of $10,769.

Shareholders' equity as of March 31, 2004 was $608,568, inclusive of an accumulated loss from operations of $1,006,797, as compared to shareholders equity of $668,999 as of December 31, 2003. Total issued and outstanding share capital as of the period ended March 31, 2004 was 29,738,460 common shares as compared to a total of 29,564,640 common shares as of December 31, 2003.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2004, the Company had working capital of $97,228 and Stockholders' Equity of $608,568 compared with working capital of $121,522 and Stockholders' Equity of $668,999 as of December 31, 2003. The Company's working capital has decreased principally as a result of a decrease in inventory, which was caused by placement of new ATMs which added to Capital Asset.  Stockholders' Equity declined predominantly as a result of the operating losses for the period. Additionally, the Company anticipate a significant cost savings as a result of the restructure and reorganize of its group of companies infrastructure in the remainder of this year to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements.

Financing activities during the three month period resulted in the use of net cash of $10,497, which was caused by the repayment of $18,984 in debt and the issuance of new debt in the amount of $7,587. The Company’s consolidated operations provided $33,193 in net cash, compared to the use of net cash in the amount of negative $29,852 during the same period from the previous year. This increase in cash flow from operations was the result no loss from the sale of assets (compared to a loss of $30,983 during the period ended March 31, 2003), an increase in depreciation and amortization to $29,505 (compared to $8,989 in 2003), an increase in accounts receivable to $10,400 (compared to a decrease of $14,813 in 2003). The changes in cash flows were driven by the Company having placed more units in previous periods, which resulted in an increase of depreciation and accounts receivable.

Liquidity

The Company anticipates it has sufficient funds over the next twelve months to meet its operation needs. The Company currently has $111,201 in cash and will not have to raise additional funds to meet its operational needs for the next twelve months.  However, the Company intends to raises $1 million to fund its plans for growth of its subsidiaries. Such amount would allow Vencash Capital to purchase and place an additional 330 automated teller machines. The Company does not anticipate commencement of any capital raising efforts until the 3rd or 4th quarter of the current calendar year. The Company has not yet made any determination whether it will attempt to obtain equity or debt financing or any other terms, which will be dependent on a variety of factors.   As of the filing of this report, the Company has sufficient funds to meet its existing revenue shortfall for the funding of its consolidated operations. The Company anticipates revenues generated from its sales of equipments and supplies and residual and interchange income will greatly reduce the requirement for additional funding; however, we cannot be certain the Company will be successful in achieving revenues from those operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Doug Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004 (the “Evaluation Date”).

Based on such evaluation, Messrs. Mac Donald and Law have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.  Moreover, there were no significant changes in internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.

Exhibits - See Exhibit Index below.

B.

Reports on Form 8-K - none.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSPHERE ASSET CORPORATION, INC.

By:   /s/ Douglas MacDonald

Name:  Douglas  MacDonald

Title:

President

Date:

May 21, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Kim Law

Name:  Kim Law

Title:

Principal Financial Officer and Accounting Officer

Date:

May 21, 2004

Exhibit Number	Description	Reference
3.1(i)	Articles of Incorporation filed and all amendments thereto filed with the Secretary of the State of Colorado July 21, 1998	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000
3(i)(a)	By-Laws of Westsphere Asset Corporation, Inc.	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000
3(i)(b)	By-Laws of Vencash Capital Corporation	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000
4	Specimen Stock Certificate	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000
10.1	Agreement dated December, 1998 by and between Westsphere Asset Corporation, Inc. and 3 Ocean Investment Corporation	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000
10.2	Share Exchange Agreement dated December 7, 1998 by and between Westsphere Asset Corporation, Inc. MacDonald Venture Corporation, Mr. Joseph Bowser and Mr. Robert L. Robins	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000

10.3	Sample Conversion Agreement by and among Westsphere Asset Corporation, Inc. and various shareholders of Vencash Capital Corporation	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000
10.4	ABS Processing Agreement dated October 28, 19988 by and between Vencash Capital Corporation and TNS Smart Network Inc.	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000
10.5	Agreement dated June 24, 1999 by and between Vencash Capital Corporation and TCS (Canada) Limited	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000
10.6	Sample Convertible Debenture issued by Westsphere Asset Corporation, Inc. in connection with the offering of $105,600 convertible debentures	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000
10.7	Sample Loan Agreement and Promissory Note between Westsphere Asset Corporation, Inc. and various investors	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000
10.8	Loan Agreement between Westsphere Asset Corporation, Inc. and the Canadian Western Bank	Incorporated by reference to the Exhibits filed with the Registrant’s quarterly Report on Form 10-QSB for the period ended June 30, 2003

10.9	Agreement dated April 1, 2003 between Douglas MacDonald and Westsphere Asset Corporation	Incorporated by reference to the Exhibits filed with the Registrant’s quarterly report on Form 10-QSB for the period ended September 30, 2003.
10.10	Agreement dated April 1, 2003 between Vencash Capital Corporation, Douglas MacDonald and MacDonald & Associates Gaming Specialists Inc.	Incorporated by reference to the Exhibits filed with the Registrant’s quarterly report on Form 10-QSB for the period ended September 30, 2003.
10.11	Agreement dated April 1, 2003 between Westsphere Financial Group Ltd., Douglas MacDonald and MacDonald & Associates Gaming Specialists Inc.	Incorporated by reference to the Exhibits filed with the Registrant’s quarterly report on Form 10-QSB for the period ended September 30, 2003.
31.1	Rule 12aq-14(a)/15D-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 12aq-14(a)/15D-14(a) Certification of the Chief Financial Officer	Filed herewith
32.1	Certification Chief Executive Officer pursuant to 18USC Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Chief Financial Officer pursuant to 18USC Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith