Form 10QSB
period 2004-06-30
WESTSPHERE ASSET CORP INC
filed 2004-08-23
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

2140 Pegasus Way N.E.

Calgary, Alberta Canada T2E 8M5

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

34,622,243 shares of Common Stock, no par value, as of July 27, 2004.

Transitional Small Business Disclosure Format
(check one): Yes                No X

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Page

Consolidated Financial Statements:

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5-6

Consolidated Statements of Cash Flows	7

Notes to Financial Statements	8

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheets

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

ASSETS	June 30, 2004 (Unaudited)	December 31, 2003 (Note 1)

Cash	$135,309	$91,398
Accounts receivable	183,433	266,857
Accounts receivable – related parties	35,585	42,577
Inventory	100,407	112,249
Prepaid expense and deposit	69,834	32,659
Current portion of mortgage receivable	41,930	43,572
Total current assets	566,498	589,312

Property and equipment, net	302,677	317,924
Intellectual property	115,038	120,277
Mortgage receivable	190,499	232,908
Loans - related parties	98,069	101,909
Future tax benefits	60,080	62,433
Other investments	229,832	244,863

Total assets	$1,562,693	$1,669,626

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$332,333	$295,433
Accounts payable, related parties	100,555	172,357
Total current liabilities	432,888	467,790

Shareholder loans	250,636	233,499
Bank loan	133,374	161,953
Convertible debentures	107,764	111,985
Non-current lease obligations	7,408	14,343
Total liabilities	932,070	989,570

Minority interest in subsidiaries	1,496	11,057

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 75,000,000 shares, no par value;29,934,743 shares issued and outstanding at June 30, 2004 and 29,564,640 at December 31, 2003	1,349,531	1,291,313
Common stock warrants	190,285	190,285
Accumulated other comprehensive income	112,944	131,087
Accumulated deficit	(1,023,633)	(943,686)
Total stockholders’ equity	629,127	668,999

Total liabilities and stockholders’ equity	$1,562,693	1,669,626

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

		2004		2003
Revenue -
Equipment and supplies		$176,617		$399,880
Residual and interchange income		1,161,992		835,137
Other		40,525		66,657
Total revenue		1,379,134		1,301,674

Cost of sales -
Equipment and supplies		152,287		326,211
Residual and interchange costs		629,577		407,000
Commissions		6,418		5,836
Other		7,210		12,234
Total cost of sales		795,492		751,281

Gross profit		583,642		550,393

Administrative expenses -
Depreciation and amortization		47,300		18,830
Consulting fees		50,687		86,676
Legal and accounting fees		34,564		34,869
Salaries and benefits		274,486		250,407
Travel, delivery and vehicle expenses		45,583		62,212
Other		195,243		129,171
Total administrative expenses		647,863		582,165

Income (loss) from operations		(64,221)		(31,772)

Other income & expense -
Interest income		8,348		16,429
Interest expense		(31,776)		(21,375)
Gain on asset sales		—		30,983
Minority interest		7,701		—

Net income (loss) before income taxes		(79,948)		(5,735)

Provision for income taxes		—		(4,130)

Net income (loss)		$(79,948)		$(9,865)

Net income per common share	$	nil	$	nil

Weighted number of shares outstanding		29,745,948		21,164,365

Other comprehensive income:
Net income (loss)		$(79,948)		$(94,367)
Foreign currency translation adjustment		(18,144)		25,921
Total comprehensive income		$(98,092)		$(68,446)

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

		2004		2003
Revenue -
Equipment and supplies		$91,926		$199,283
Residual and interchange income		606,896		468,671
Other		19,555		38,001
Total revenue		718,377		705,955

Cost of sales -
Equipment and supplies		74,495		148,038
Residual and interchange costs		335,763		234,478
Commissions		3,042		1,892
Other		3,268		6,970
Total cost of sales		416,568		391,378

Gross profit		301,809		314,577

Administrative expenses -
Depreciation and amortization		24,913		9,841
Consulting fees		25,752		16,498
Legal and accounting fees		27,876		25,136
Salaries and benefits		115,314		139,280
Travel, delivery and vehicle expenses		26,448		32,859
Other		96,530		58,904
Total administrative expenses		316,833		282,518

Income (loss) from operations		(15,024)		32,059

Other income & expense -
Interest income		4,006		12,175
Interest expense		(13,430)		(9,947)
Gain on asset sales		7,701		—
Minority interest		—		—

Net income (loss) before income taxes		(16,747)		34,287

Provision for income taxes		—		(2,145)

Net income (loss)		$(16,747)		$32,142

Net income per common share	$	nil	$	nil

Weighted number of shares outstanding		29,836,602		29,564,640

Other comprehensive income:
Net income (loss)		$(16,747)		$32,142
Foreign currency translation adjustment		(10,291)		72,084
Total comprehensive income		$(27,038)		$104,226

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net (loss) from operations	$(79,948)	$(42,007)
Reconciling adjustments -
Common shares issued for expenses	7,313	3,395
Depreciation and amortization	47,300	8,989
Gain on sale of assets	—	(30,983)
Other non-cash transactions	(3,824)	(319)
Changes in operating assets and liabilities
Accounts receivable	78,752	(14,813)
Inventory	7,612	47,612
Prepaid expenses and other	(38,406)	(3,939)
Accounts payable and accrued liabilities	41,945	2,213
Net cash provided by (used for) operations	60,744	(29,852)

Cash flows from investing activities:
Purchase of equipment	(104,129)	(12,525)
Disposal of equipment	59,029	15,098
Collection on loans receivable	33,631	14,656
Other investments	5,803	(16,322)
Net cash provided by (used for) investing activities	(5,666)	907

Cash flows from financing activities:
Issuance of debt	20,602	—
Repayment of debt	(34,980)
Net cash provided by financing activities	(14,378)	—

Foreign currency translation adjustment	3,211	36,033
Net change in cash and cash equivalents	43,911	7,088
Cash and cash equivalents at beginning of period	91,398	138,219
Cash and cash equivalents at end of period	$135,309	$145,307

Supplemental schedule of cash flow information
Interest paid in cash	$3,587	$—
Income taxes paid in cash	$—	$—

Non-cash investing and financing activities:
Stock issued for minority interest in subsidiary	1,333	—
Stock issued to satisfy debt	48,059	—

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

During the three months ended June 30, 2004, the Company issued an additional 162,950 shares in settlement of debt to shareholders. The shares were valued at $5,051 (.03 per share) based of market value of the stock when issued. In addition, the shareholders forgave debt, including accrued interest, in the amount of $43,008, which was recorded as contributed capital.

Also during the three months ended June 30, 2004, the Company issued 33,333 shares to purchase the remaining minority interest in E-Debit International Inc.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Current Corporate Structure – June 30, 2004

WESTSPHERE ASSET CORPORATION, INC.

Subsidiaries                Subsidiaries                                               Investments

VenCash Capital Corporation

Westsphere Development Corporation

Trac POS

               100%

100%

                   31%

            “Active”

          “Inactive”

 “Active”

Westsphere Financial Group

   Westsphere Entertainment Corporation

Camrose

                 Ltd.

     Convention Inn Inc.

                100%

100%

10%

              “Active”

“Inactive”

            “Inactive”

Westsphere Systems Inc.                  Cash Direct Financial Services Ltd.

               100%

100%

            “Active”

            “Inactive”

          “Inactive”

E Debit International Inc.

              100%

          “Inactive”

Westsphere POS Services Ltd.

              100%

           “Active”

Kan-Can Resorts Ltd.

               99%

         “Inactive”

Active = with business activity

              Inactive = no business activity

Plan of Operations

During the three (3) month period of operations ended June 30, 2004, Westsphere and its subsidiaries generated a net loss from operations of $79,948, while a net loss from operations of $9,865 was realized for the same period from the previous year. The total revenue earned during the second quarter of year 2004 increased by $77,460 to $1,379,134 from total revenue earned during the same period from the previous year of $1,301,674. This increase in revenue was primarily due to increase in residual and interchange income, partially offset by a decrease in the sale of equipment and supplies.  The increase in residual and interchange income was due to increase in placement of leased ATM, and partially from sale of equipment.  The drop in sales of equipment and supplies was due to increase in placing ATM under the leasing program, and Westsphere’s subsidiary Vencash focus on restructuring and reorganizing its infrastructure during this period.

Westsphere's gross margin during the second quarter of year 2004 remained the same at 42% from gross margin during the same period from the previous year of 42%. Westsphere's total administrative expenses for the second quarter of 2004 increased to $647,243 from $582,165 from the previous year. Most of such increase was caused by an increase in depreciation and amortization from the previous year 2003 from $18,830 to a total of $47,300 during the second quarter of year 2004, which was due to an increase in the placement of capital assets – (ATMs) during the year 2003 and continue during the year 2004.  Other expenses also increased from the period of year 2003 of $129,171 to $195,243 during the second quarter of year 2004, which was primarily due to promotional materials, repairs and maintenance, increase in travel expenses to promote new programs and an increase of salaries and benefits from $250,047 to $274,486 due to additional sales and marketing staff and administrative staff to handle the increase in volume of transactions and paperwork.

Westsphere and its subsidiaries currently generate sufficient cash flow to cover all of its consolidated operating expenses. The restructuring and reorganizing of Vencash’s infrastructure, is expected to result in significant cost savings in the second quarter of this year. The goal is to review and enhance the current operations to a more efficient and effective manner.  The restructure will reduce the general and administrative, and the salary and benefits costs.  The savings start with Westsphere and its subsidiaries moved into new location to share office space and general and administrative costs.  After the results of the operational review, the Company has eliminated five (5) positions since the restructure take place, which represent savings of approximately $223,000 in annual salary.  The Company has hired total of four (4) new employees at an annual cost of $79,390.  Two (2) employees for the information technology department of $49,060 to primarily assist with the software, and the other two (2) employees for the administration and accounting department of $30,330 as office helper.  The Company is expecting to complete the restructuring and reorganizing its infrastructure toward the end of the third quarter of this year.

In order to grow Westsphere's businesses of ATM machines, financing/leasing and POS machines, Westsphere is dependent upon private placements, loans and/or joint venture arrangements. Westsphere's profit is expected to be generated by the surcharges collected from ATM machines, the sale of ATM machines, sale of POS machines and the collection of finance/lease charges.

To this date 701 sites are being processed by Data West and Calypso.

Changes in Financial Position

During the six (6) month period ended June 30, 2004, Westsphere's total assets decreased to $1,562,693 from $1,669,626 as at December 31, 2003. This decrease is primarily due to a decrease in accounts receivable and a decrease in mortgage receivable.  Such decreases occurred due to the Company focus on collecting the over due receivables and mortgage receivable during the second quarter ended June 30, 2004.  These decreases were partially offset by an increase in cash and prepaid expenses, which increased due to prepaid in ATM insurance of $15,610 and cash advance to place in ATM machines total $22,300.  AS of June 30, 2004, Westsphere’s current liabilities totaled $432,888 and consisted of accounts payable of $78,270 to suppliers for the purchase of ATM machines and POS machines with $51,494 due for consulting services, $117,517 due for return of surcharge and interchange fees, $16,756 due for ATM insurance, and $68,296 due for office expense, equipment leases, and various other general fees and charges, and accounts payable to related parties for $61,203 due for officers and directors bonuses payable from year 2002 and $39,352 due for consulting fee from an officer. Long-term liabilities as at June 30, 2004 consist of $107,764 in convertible debentures, $250,636 in shareholders loan, a bank loan in the amount of $133,374 and non-current lease obligations of $7,408.

Shareholders' equity as of June 30, 2004 was $629,127, inclusive of an accumulated loss from operations of $1,023,633, as compared to shareholders equity of $668,999 as of December 31, 2003. The decrease in shareholders equity was due primarily to net losses of $64,221 for the period. Total issued and outstanding share capital as of the period ended June 30, 2004 was 29,934,743 common shares as compared to a total of 29,564,640 common shares as of December 31, 2003.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2004, the Company had working capital of $133,610 and Stockholders' Equity of $629,127 compared with working capital of $121,522 and Stockholders' Equity of 668,999 as of December 31, 2003. The Company’s working capital has increased principally as a result of a decrease in accounts payable to related parties, which was caused by partially repayment of loan from officers and directors, and consulting fee payable to two officers are written off totaled $35,725.  Stockholders' Equity declined as a result of the operating losses for the period. Additionally, the Company anticipates a significant cost savings as a result of the restructure and reorganize of its group of companies infrastructure in the remainder of this year to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements.

Financing activities during the six month period resulted in the use of net cash of ($14,378), which was caused by the repayment of $34,980 in debt and the issuance of new debt in the amount of $20,602. The Company’s consolidated operations provided $60,744 in net cash, compared to the use of net cash in the amount of negative $29,852 during the same period from the previous year. This increase in cash flow from operations was the result no loss from the sale of assets (compared to a loss of $30,983 during the period ended June 30, 2003), an increase in depreciation and amortization to $47,300 (compared to $8,989 in 2003), an increase in accounts receivable to $78,752 (compared to a decrease of $14,813 in 2003). The changes in cash flows were driven by the Company having placed more units in previous periods, which resulted in an increase of depreciation and accounts receivable.

Liquidity

The Company anticipates it has sufficient funds over the next twelve months to meet its operation needs. The Company currently has $135,309 in cash and will not have to raise additional funds to meet its operational needs for the next twelve months.  However, the Company intends to raises $1 million to fund its plans for growth of its subsidiaries. Such amount would allow Vencash Capital to purchase and place an additional 330 automated teller machines. The Company does not anticipate commencement of any capital raising efforts until the 3rd or 4th quarter of the current calendar year. The Company has not yet made any determination whether it will attempt to obtain equity or debt financing or any other terms, which will be dependent on a variety of factors.   As of the filing of this report, the Company has sufficient funds to meet its existing revenue shortfall for the funding of its consolidated operations. The Company anticipates revenues generated from its sales of equipments and supplies and residual and interchange income will greatly reduce the requirement for additional funding; however, we cannot be certain the Company will be successful in achieving revenues from those operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Doug Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004 (the “Evaluation Date”).

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

On July 2, 2004, the Company issued 2,437,500 shares of its common stock to 3 Oceans Investment Corporation and 2,250,000 shares to MBR Venture Corporation, in exchange for thirteen (13) shares of capital stock of TRAC P.O.S. Processing Inc., an Alberta corporation (“TRAC”) from 3 Oceans and twelve (12) shares of TRAC from MBR Venture. These acquisitions of shares of TRAC allowed the Company to increase its percentage ownership of the issued and outstanding shares of TRAC from 31% to 53%. MBR Venture Corporation is owned by a member of the Company’s Board of Directors, Mr. Bernd Reuscher.  3 Oceans is a shareholder of the Company. The shares issued to MBR Venture Corporation were valued at $90,000 and the shares issued to 3 Oceans were valued at $97,500.

On June 8, 2004, the Company also issued to is President and CEO, Mr. Doug Mac Donald, 162,950 shares of its common stock as settlement of $5,051 owed to Mr. Mac Donald for accrued interest.

On June 8, 2004, the Company issued 33,333 shares of its common stock to Prathavan Venkatraman in exchange for all of the issued and outstanding shares of E-Debit International Inc. The shares issued to Mr. Venkatraman were valued at $1,333.

Each of the foregoing issuances of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and we are required to refuse to register any transfer that does not comply with such requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits - See Exhibit Index below.

B.

(1) On June 21, 2004, the Company filed an 8-K whereby the Board of Directors announced the acquisition of one hundred (100%) percent of the outstanding shares of E-Debit International Inc. shares. The remaining ten (10%) percent purchase of E-Debit International was fulfilled through a share transfer agreement with an E-Debit shareholder, Mr. Prathavan Venkatraman.

(2) On June 6, 2004, the Company filed an 8-K to announce the filing of a Statement of Claim filed by the Company against Fred Sebastian for non-payment of a loan made by the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSPHERE ASSET CORPORATION, INC.

By:   /s/ Douglas MacDonald

Name:  Douglas  MacDonald

Title:

President

Date:

August 23, 2004

By:   /s/ Kim Law

Name:  Kim Law

Title:

Principal Financial Officer and Accounting Officer

Date:

August 23, 2004

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