Form 10QSB
period 2004-09-30
WESTSPHERE ASSET CORP INC
filed 2004-11-22
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

34,622,243 shares of Common Stock, no par value, as of  November 19, 2004.

Transitional Small Business Disclosure Format
(check one): Yes                No X

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO THE FORM 10-QSB

For the quarterly period ended September 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheets

ASSETS	September 30, 2004 (Unaudited)	December 31, 2003 (Note 1)

Cash	$178,701	$91,398
Accounts receivable	207,891	266,857
Accounts receivable – related parties	2,610	42,577
Inventory	111,338	112,249
Prepaid expense and deposit	53,675	32,659
Current portion of mortgage receivable	44,419	43,572
Total current assets	598,634	589,312

Property and equipment, net	351,130	317,924
Intellectual property	794,193	120,277
Mortgage receivable	183,710	232,908
Loans - related parties	—	101,909
Future tax benefits	63,647	62,433
Other investments	69,810	244,863

Total assets	$2,061,124	$1,669,626

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$398,536	$295,433
Accounts payable, related parties	63,753	172,357
Total current liabilities	462,289	467,790

Shareholder loans	311,801	233,499
Bank loan	129,152	161,953
Convertible debentures	114,163	111,985
Non-current lease obligations	7,493	14,343
Total liabilities	1,024,898	989,570

Minority interest in subsidiaries	235,176	11,057

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 75,000,000 shares, no par value; 34,622,243 shares issued and outstanding at September 30, 2004 and 29,564,640 at December 31, 2003	1,493,145	1,291,313
Common stock warrants	190,285	190,285
Accumulated other comprehensive income	115,367	131,087
Accumulated deficit	(997,747)	(943,686)
Total stockholders’ equity	801,050	668,999

Total liabilities and stockholders’ equity	$2,061,124	1,669,626

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Nine Months Ended September 30,

(Unaudited)

		2004		2003
Revenue -
Equipment and supplies		$296,970		$518,352
Residual and interchange income		1,945,470		1,368,932
Other		59,193		94,415
Total revenue		2,301,633		1,981,699

Cost of sales -
Equipment and supplies		281,432		470,215
Residual and interchange costs		1,063,256		684,509
Commissions		7,647		8,479
Other		14,395		28,113
Total cost of sales		1,366,730		1,191,316

Gross profit		934,903		790,383

Administrative expenses -
Depreciation and amortization		74,139		30,932
Consulting fees		81,383		114,565
Legal and accounting fees		43,952		41,428
Salaries and benefits		411,705		409,121
Travel, delivery and vehicle expenses		71,694		105,452
Other		270,456		211,315
Total administrative expenses		953,329		912,813

Income (loss) from operations		(18,426)		(122,430)

Other income & expense -
Interest income		12,316		21,657
Interest expense		(47,951)		(34,319)
Gain on asset sales		—		30,983

Net income (loss) before income taxes		(54,061)		(104,109)

Provision for income taxes				—

Net income (loss)		$(54,061)		$(104,109)

Net income per common share	$	nil	$	nil

Weighted number of shares outstanding		30,965,022		28,966,740

Other comprehensive income:
Net income (loss)		$(54,061)		$(104,109)
Foreign currency translation adjustment		(15,720)		125,145
Total comprehensive income		$(69,781)		$21,036

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Three Months Ended September 30,

(Unaudited)

		2004		2003
Revenue -
Equipment and supplies		$120,352		$118,472
Residual and interchange income		783,478		533,795
Other		18,668		27,758
Total revenue		922,498		680,025

Cost of sales -
Equipment and supplies		129,145		144,004
Residual and interchange costs		433,679		277,509
Commissions		1,228		2,643
Other		7,185		15,879
Total cost of sales		571,237		440,035

Gross profit		351,261		239,990

Administrative expenses -
Depreciation and amortization		26,839		12,102
Consulting fees		30,695		27,889
Legal and accounting fees		9,388		6,559
Salaries and benefits		137,219		158,714
Travel, delivery and vehicle expenses		26,111		43,240
Other		83,004		82,363
Total administrative expenses		313,256		330,867

Income (loss) from operations		38,005		(90,877)

Other income & expense -
Interest income		3,968		5,228
Interest expense		16,175		(12,944)
Gain on asset sales		—		—

Net income (loss) before income taxes		25,798		(98,593)

Provision for income taxes		—		4,349

Net income (loss)		$25,798		$(94,244)

Net income per common share	$		$	nil

Weighted number of shares outstanding		30,965,022		29,564,640

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net (loss) from operations	$(54,061)	$(104,109)
Reconciling adjustments -
Common shares issued for expenses	7,313	4,645
Depreciation and amortization	74,139	30,932
Gain on sale of assets	—	(30,983)
Other non-cash transactions	4,502	694
Changes in operating assets and liabilities
Accounts receivable	94,898	7,554
Inventory	(18,608)	132,251
Prepaid expenses and other	(20,381)	21,218
Accounts payable and accrued liabilities	44,618	(389,242)
Net cash provided by (used for) operations	132,420	(327,040)

Cash flows from investing activities:
Purchase of equipment	(101,975)	(62,104)
Disposal of equipment	44,788	26,826
Collection on loans receivable	53,728	48,311
Other investments	—	5,927
Net cash provided by (used for) investing activities	(3,459)	18,960

Cash flows from financing activities:
Issuance of debt	20,602	235,318
Repayment of debt	(48,455)	(15,175)
Net cash provided by financing activities	(27,853)	220,143

Foreign currency translation adjustment	(13,805)	52,751
Net change in cash and cash equivalents	87,303	(35,186)
Cash and cash equivalents at beginning of period	91,398	138,219
Cash and cash equivalents at end of period	$178,701	$103,033

Supplemental schedule of cash flow information
Interest paid in cash	$11,358	$2,798
Income taxes paid in cash	$—	$—

Non-cash investing and financing activities:
Stock issued for interest in subsidiary	140,625	—
Stock issued to satisfy debt	11,977	—

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

Also during the three months ended June 30, 2004, the Company issued 333,333 shares to purchase the remaining minority interest in E-Debit International Inc.

During the three month ended September 30, 2004, the Company issued 4,687,500 shares of stock to acquire an additional 25% interest in Trac POS Processing, Inc. The shares were valued at $140,625 based on market price on the day of issue.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Current Corporate Structure – September 30, 2004

WESTSPHERE ASSET CORPORATION, INC.

Subsidiaries

Subsidiaries                                  Investments

VenCash Capital Corporation	Westsphere Development Corporation	Camrose Convention Inn Inc
.
100%	100%	10%
“Active”	“Inactive”	“Inactive”

Westsphere Financial Group	Westsphere Entertainment Corporation Ltd.

100%	100%
“Active”	“Inactive”

Westsphere Systems Inc.	Trac POS Processing Inc.

100%	56%
“Active”	“Inactive”

E Debit International Inc.	Cash Direct Financial Services Ltd.

100%	100%
“Inactive”	“Active”

Westsphere POS Services Ltd	Cash Direct Financial Services Ltd.

100%	51%
“Active”	“Active”

Kan-Can Resorts Ltd.	1105725 Alberta Ltd.
o/a Personal Financial Solutions
99%	51% owned by Cash Direct Financial Services Ltd .
“Active”	“Active”

Active = with business activity

Inactive = no business activity

Plan of Operations

During the three (3) month period of operations ended September 30, 2004, Westsphere and its subsidiaries generated a net income from operations of $25,798, while a net loss from operations of $94,244 was realized for the same period from the previous year. The total revenue earned during the third quarter of year 2004 increased by $242,473 to $922,498 from total revenue earned during the same period from the previous year of $680,025. This increase in revenue was primarily due to increase in residual and interchange income, partially offset by a small decrease in the sale of equipment and supplies.  The increase in residual and interchange income was due to increase in placement of leased ATMs.  The drop in sales of equipment and supplies was due to increase in placing ATMs under the leasing program, and Westsphere’s subsidiary Vencash focus on restructuring and reorganizing its infrastructure during this period.

Westsphere's gross margin during the third quarter of year 2004 increased to 38% from gross margin during the same period from the previous year of 35%. Westsphere's total administrative expenses for the third quarter of 2004 decreased to $313,256 from $330,867 from the previous year. Most of such decrease was caused by a decrease in salaries and benefits from the previous year 2003 of $158,714 to $137,219 during the third quarter of year 2004, which was primarily due to the elimination of five positions during the process of restructure and reorganization of the company this year.  Travel, delivery and vehicle expenses also decreased from the period of year 2003 of $43,240 to $26,111 during the third quarter of year 2004, which was due to cut back the budget for travel expenses.  These decreases were partially offset by an increase in depreciation and amortization from the previous year 2003 from $12,102 to a total of $26,839 during the third quarter of year 2004, which was due to an increase in the placement of capital assets – (ATMs) during the year 2003 and continue during the year 2004.

Westsphere and its subsidiaries currently generate sufficient cash flow to cover all of its consolidated operating expenses. The restructuring and reorganizing of Vencash’s infrastructure is expected to result in continued cost savings for the remainder of this fiscal year. The goal is to review and enhance the current operations to a more efficient and effective manner.  The restructure will reduce the general and administrative, and the salary and benefits costs.  Westsphere started to realize these savings when Westsphere and its subsidiaries moved into a new location to share office space and general and administrative costs in March 2004.  After the results of the operational review, the Company has eliminated five (5) positions since the restructure took place, which represents savings of approximately $223,000 in annual salary.  The Company has hired total of four (4) new employees at an annual cost of $79,390.  Two (2) of these employees were hired for the information technology department at an annual cost of $49,060 to primarily assist with supporting the software, and the other two (2) employees for the administration and accounting department of $30,330 as office helpers.  The Company is expecting to complete the restructuring and reorganizing its infrastructure toward the end of this fiscal year.

In order to grow Westsphere's businesses of ATM machines, financing/leasing and POS machines, Westsphere is dependent upon private placements, loans and/or joint venture arrangements. Westsphere's profit is expected to be generated by the surcharges collected from ATM machines, the sale of ATM machines, sale of POS machines and the collection of finance/lease charges.

To this date 747 sites are being processed by Data West and Calypso.

Changes in Financial Position

During the nine (9) month period ended September 30, 2004, Westsphere's total assets increased to $2,061,124 from $1,669,626 as at December 31, 2003.  This increase is primarily due to an increase in intellectual property.  Such increase is caused by an acquisition of additional 25% interest of Trac Pos Processing Inc. in exchange for Westsphere’s shares.  The increase is partially offset by a decrease in loans from related parties, and other investments.  This decrease was due to an offset against accounts payable, related parties in the amount of $101,909 and the removal of our Trac Pos Processing Inc. investments from others for consolidation purposes.  In addition, the increase in assets was partially reduced by a decrease in accounts receivable and a decrease in mortgage receivable.  Such decreases occurred due to the Company focus on collecting the overdue receivables and mortgage receivable during the third quarter ended September 30, 2004.  These decreases were partially offset by an increase in prepaid expenses, which increase was due to a prepayment in ATM insurance of $14,096.

As of September 30, 2004, Westsphere’s current liabilities totaled $462,289 and consisted of accounts payable of $23,624 to suppliers for the purchase of ATM machines and POS machines with $14,505 due for provincial taxes, $143,300 due for return of surcharge and interchange fees, $19,676 due for ATM insurance, $8,915 due for switches, and $178,279 due for office expense, equipment leases, and various other general fees and charges, and accounts payable to related parties for $63,753 due for officers and directors bonuses payable from year 2002 and $10,237 due for consulting fee from an officer.  Long-term liabilities as at September 30, 2004 consist of $114,163 in convertible debentures, $311,801 in shareholders loan, a bank loan in the amount of $129,152 and non-current lease obligations of $7,493.

Shareholders' equity as of September 30, 2004 was $801,050, inclusive of an accumulated loss from operations of $997,747, as compared to shareholders equity of $668,999 as of December 31, 2003. The increase in shareholders equity was due primarily to the issuance of 4,687,500 shares of common stock to acquire a 25% interest in Trac POS Processing Inc., valued at $187,500 for the period. Total issued and outstanding share capital as of the period ended September 30, 2004 was 34,622,243 common shares as compared to a total of 29,564,640 common shares as of December 31, 2003.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2004, the Company had working capital of $136,345 and Stockholders' Equity of $801,050 compared with working capital of $121,522 and Stockholders' Equity of 668,999 as of December 31, 2003. The Company’s working capital has increased principally as a result of an increase in our cash from $91,398 to $178,701, and a decrease in accounts payable to related parties, which was caused by offsetting against loans to related parties.  Stockholders' Equity increased as a result of the sales of securities in exchange for 25% interest of Trac POS Processing Inc. for the period. Additionally, the Company anticipates a significant cost savings as a result of the restructure and reorganize of its group of companies’ infrastructure in the remainder of this year to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements.

Financing activities during the nine months period resulted in the use of net cash of ($27,853), which was caused by the repayment of $48,455 in debt and the issuance of new debt in the amount of $20,602. The Company’s consolidated operations provided $132,420 in net cash, compared to the use of net cash in the amount of negative $327,040 during the same period from the previous year. This increase in cash flow from operations was the result of no gain from sale of assets during this period (compared to a gain of $30,983 during the period ended September 30, 2003), an increase in depreciation and amortization to $74,139 (compared to $30,932 in 2003), an increase in accounts receivable to

$94,898 (compared to a decrease of $7,554 in 2003). The changes in cash flows were driven by the Company having placed more units in previous periods, which resulted in an increase of depreciation and accounts receivable.

Liquidity

The Company anticipates it has sufficient funds over the next twelve months to meet its operation needs. The Company as of November 19, 2004 has $105,520 in cash and will not have to raise additional funds to meet its operational needs for the next twelve months.  However, the Company intends to raises $1 million to fund its plans for growth of its subsidiaries. Such amount would allow Vencash Capital to purchase and place an additional 330 automated teller machines. The Company has not yet made any determination whether it will attempt to obtain equity or debt financing or any other terms, which will be dependent on a variety of factors.   As of the filing of this report, the Company has sufficient funds to meet its existing revenue shortfall for the funding of its consolidated operations. The Company anticipates revenues generated from its sales of equipments and supplies and residual and interchange income will greatly reduce the requirement for additional funding; however, we cannot be certain the Company will be successful in achieving revenues from those operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Doug Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004 (the “Evaluation Date”).

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

On July 2, 2004, the Company acquired an additional 25% interest in Trac POS Processing Inc. in exchange for 4,687,500 shares of its common stock.  Of these shares, 2,437,500 shares were issued to 3 Oceans Investment Corporation, a Belize corporation and shareholder of Westsphere, and 2,254,000 to MBR Ventures Corporation which is owned by a member of our Board of Directors, Mr Bernd Reuscher.

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

See Exhibit Index below.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSPHERE ASSET CORPORATION, INC.

By:   /s/ Douglas MacDonald

Name:  Douglas MacDonald

Title:

President

Date:

November 19, 2004

By:   /s/ Kim Law

Name:  Kim Law

Title:

Principal Financial Officer and Accounting Officer

Date:

November 19, 2004

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