Form 10KSB
period 2004-12-31
WESTSPHERE ASSET CORP INC
filed 2005-04-15
CIK 1129120

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year:  $ 3,240,221

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$677,396 as of March 18, 2005,

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, ,as of the latest practicable date 35,372,243 shares as of March 18, 2005

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2004.

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

2

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

The option agreement called for the exchange by the Company of a total of 4,800,000 shares of its common stock for 8 shares of the issued and outstanding common stock of Vencash Capital, which represented 8% of the common stock of Vencash Capital.  The option agreement included the assignment of a promissory note in the amount of $30,720 ($48,000 CDN).  The Company exercised its right under the option agreement on December 12, 1998 and exchanged 4,800,000 shares of its common stock with 3 Oceans Investment Corporation.

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

Vencash Capital maintains offices at 2140 Pegasus Way N.E., Calgary, AB T2E 8M5.  As of December 31, 2004, Vencash Capital has sites located nationally across Canada and holds under management 985 automated teller machines (“ATMs”) sites in Canada, most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes.  A “site” is described as a location where an ATM has been placed, and has contracted with Vencash Capital to provide monitoring, reporting and distribution of financial surcharge transaction revenues.

Of the 985 ATM’s sites managed by Vencash, 138 are owned by Vencash Capital and Westsphere Financial Group and the balance are owned by private purchases or investors.  Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada and presently has two distributors in the Maritime region in Canada, three independent distributors in the Metro Toronto area of Ontario, Canada, one distributor in the Province of Saskatchewan, one distributor in Kamloops, British Columbia and one distributor in the Greater Vancouver, British Columbia area.

Vencash’s head office operations are located in Calgary, Alberta with several contracted sales persons and three service and system technicians.

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

WESTSPHERE FINANCIAL GROUP LTD.

On May 18, 1999, Westsphere formed a wholly owned subsidiary, Westsphere Financial Group Ltd., to lease/sell ATMs to Vencash Capital’s clients, lease/sell/inject/activate POS unit to/for TRAC clients. (See “TRAC POS Processing Inc.” below). On November 15, 2004 negotiations regarding the sale of the business operations of Westsphere Financial Group Ltd. commenced with an independent party with a closing date set for early 2005. (See "-Business of Westsphere Financial Group Ltd." below.)

KAN-CAN RESORTS LTD.

On June 1, 1999, Westsphere acquired a 10% interest in Kan-Can Resorts Ltd. from Lee Beasley and William Beasley by way of a share exchange whereby Westsphere exchanged a total of 290,000 common shares of Westsphere for 69,500 common shares of Kan Can Resorts Ltd. ("Kan-Can") The shares of Kan-Can had anti-dilution provisions which require that any shares issued in Kan-Can will be issued on a pari-parsu basis so as not to dilute Westsphere's share holdings below 10% of the total issued and outstanding common shares of Kan-Can. In a settlement of the legal proceeding between Kan Can and Alpine Resort Ltd., on December 5, 2001 Kan-Can Resorts Ltd. sold its head lease and all assets for total of $465,087 to Banff Gate Mountain Resort Association. The owners of Banff Gate Mountain Resort are some of the timeshare owners of Alpine Resort Ltd. The terms of the sale are a deposit of $106,844 and a six year loan of $358,243 at 4.25% per annum with monthly payments of $5,646 commencing on May 1, 2002.  Banff Gate Mountain Resort Association agreed to return 32% of Kan-Can Resorts Ltd. for cancellation and with the purchase of group of minority Kan-Can shareholders Westsphere has become a 99% owner of Kan-Can Resorts Ltd.

WESTSPHERE POS SERVICES LTD.

On May 16, 2000, Westsphere incorporated Vencash ATM/POS Services Inc. ("Services") under the laws of the Province of Alberta for the purpose of providing servicing for ATM machines and sales and servicing for the point of sale market. "Point of Sale" is described as an electronic terminal that accepts bank debit cards and credit cards to pay by way of direct settlement to the retailers account from the customers banking or credit card provider on a daily basis for a purchase of goods or services. On May 9, 2003 Services changed its name to WESTSPHERE POS SERVICES LTD.  Westsphere POS Services Ltd. has had no business activity to the date of this filing.  With Management’s reorganization and consolidation of business operations it is anticipated Westsphere POS will be eliminated during fiscal year 2005.

WESTSPHERE SYSTEMS INC.

On May 16, 2000, Westsphere incorporated Westsphere System Inc. under the laws of the Province of Alberta. In January 2002, Westsphere Systems Inc. began business in the area of hosting web sites, leasing server space and network services. (See "-Business of Westsphere Systems Inc." below.)

WESTSPHERE  ENTERTAINMENT CORPORATION

On January 8, 2003, Westsphere Entertainment Corporation was incorporated under the laws of the Province of Alberta. It was incorporated solely to conduct business in a proposed casino, the company is currently inactive.  With Management’s review, reorganization and consolidation of business operations on December 5, 2004 negotiations regarding the sale of the business operations of Camrose Convention Inn Inc. commenced with a closing date set for early 2005.  If a sale cannot be initiated it is anticipated Westsphere Entertainment Corporation will be eliminated during fiscal year 2005.

WESTSPHERE DEVELOPMENT CORPORATION

On January 8, 2003, Westsphere Development Corporation was incorporated under the laws of the Province of Alberta. It was incorporated solely to develop a convention inn, hotel and casino, the Company is currently inactive.  With Management’s review, reorganization and consolidation of business operations on December 5, 2004 negotiations regarding the sale of the business operations of Westsphere Development Corporation commenced with a closing date set for early 2005.  If a sale cannot be initiated it is anticipated Camrose Convention Inn Inc. will be eliminated during fiscal year 2005.

E-DEBIT INTERNATIONAL INC.

On June 1, 2004, the Company executed a share exchange agreement with a non affiliated third party E-Debit shareholder, Mr. Prathavan Venkatraman, to exchange a total of 33,333 shares of the Company’s common stock in exchange for a ten (10%) percent interest in E-Debit International Inc. This share exchange resulted in E-Debit being a wholly owned Westsphere subsidiary.  E-Debit International Inc. is a provider of pre-paid debit cards. (See "-Business of E-Debit International Inc." below.)

TRAC POS PROCESSING INC.

On July 2, 2004, the Company executed a share exchange agreement with a non affiliated third party TRAC shareholder, 3 Ocean Investment Corporation, to exchange a total of 2,437,500 shares of the Company’s common stock in exchange for a thirteen (13%) percent interest in TRAC POS Processing Inc. Also on July 2, 2004, the Company executed a share exchange agreement with a non affiliated third party TRAC shareholder, 5 Crowns Investment Corporation, to exchange a total of 2,250,000 shares of the Company’s common stock in exchange for a ten (10%) percent interest in TRAC POS Processing Inc.   from a wholly owned corporation controlled by Mr. Bernd Reuscher, who is a member of Westsphere’s Board of Directors.    This share exchange resulted Westsphere holding a 56% majority shareholder position in TRAC.  (See "-Business of TRAC POS Processing Inc." below.)

CAMROSE CONVENTION INN INC.

Westsphere holds a ten percent (10%) interest in this newly formed corporation, which is currently inactive.  With Management’s review, reorganization and consolidation of business operations on December 5, 2004 negotiations regarding the sale of the business operations of Camrose Convention Inn Inc. commenced with an independent party with a closing date set for early 2005.  If a sale cannot be initiated it is anticipated Camrose Convention Inn Inc. will be eliminated during fiscal year 2005

CASH DIRECT FINANCIAL SERVICES INC.

On July 17, 2003, Cash Direct Financial Services Inc. was incorporated under the laws of the Province of Alberta.  It was incorporated in order to develop a “bricks and mortar” expansion to Westsphere’s business expansion of “non-conventional banking” operations branded “Personal Financial Solutions”. (See "-General Description and Development of Business".)

WESTSPHERE CAPITAL GROUP INC.

Westsphere Capital Group Inc. was incorporated under the laws of the Province of Alberta on January 4, 2005 to supply Operational, Financial, and Administrative support to the Westsphere Group of Companies.

VENCASH FINANCIAL SYSTEMS INC.

Vencash Financial Systems Inc. was incorporated under the laws of the State of Nevada on January 11, 2005 in order to facilitate the distribution of a portion of the ownership of its wholly-owned subsidiary, Vencash Capital Corporation, to the Company’s shareholders.  Distribution of the ownership of Vencash Capital Corporation will be preceded by the filing of a registration statement with the Securities and Exchange Commission, to register the securities of Vencash Financial Systems Inc. which are to be distributed. Following the effective date of the registration statement, Vencash Financial Systems Inc. will become subject to the reporting requirements of the SEC.

It is the intention of the Corporation and the management of Vencash Financial Systems Inc. that Vencash Financial Systems Inc would then find a market maker to submit an application to have the common stock approved for trading on the OTC/Bulletin Board. It is the belief of the management of the Corporation and Vencash Financial Systems Inc that this would result in Vencash Financial Systems Inc being to attract financing to expand its operations and possibly also provide the shareholders liquidity in their investment in Vencash Capital Corporation.

Westsphere Asset Corporation Business

Westsphere's principal place of business and its executive offices are located at 2140 Pegasus Way, N.E. Calgary, Alberta, Canada T2E 8M5. Westsphere's agent for service of process is located at 5801 West 11th Street Suite 101 Greeley, Colorado 80634.

Westsphere provides operational and administrative support as well as financial services and packages to its subsidiaries through its’ wholly-owned subsidiary Westsphere Capital Group Inc., and intends to conduct its business operations through its wholly-owned subsidiaries, Vencash Capital, Westsphere Systems Inc., E Debit, Cash Direct Financial Services Inc. and through its 99% owned subsidiary, Kan-Can. (See "-General Description and Development of Business".)

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

By December 2004, Vencash Capital had sites located nationally across Canada and held under management 865 automated teller machines (“ATMs”) sites in Canada.  As of March 31, 2005, Vencash Capital holds sites under management 985 ATM nationally across Canada most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes.  Of the 985 ATM’s managed by Vencash, 138 are owned by Vencash Capital and the balance are owned by private purchases or investors.

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

Vencash Capital is continuing its expansion of existing ATM business with a view to grow its ATM terminal placement network to the point where after completion of a thorough cost-benefit analysis

Vencash Capital has the capability to develop its own self sufficient "switch" associated directly with the Canadian INTERAC network. A "switch" is described as a financial currency processor of moneys including customer deposits being dispensed by ATM equipment combined with all fees charged associated to the dispensing of the money from the ATM at the request of a customer, and provides settlements to Interac Direct Payment and credit card transactions. The "switch" supplies the financial information to the "channel" in relationship to the processing of all surcharge fees that are associated with the customer use of the ATM. The opportunities for Vencash to become a switch are of foremost importance to management and they have given this project the highest priority.

Current Stage of Corporate Development

Vencash Capital continues to generate significant positive revenues and returns and remains the financial engine driving the expansion of both Vencash Capital and other Westsphere subsidiaries from its cash flow.  Westsphere will focus on supplying the required funding for the growth of its placement and ownership of equipment to Vencash customers through its relationship with its equipment supplier and it’s contracted Switching Network to allow for the growth of the Vencash distribution network.

Growth Strategy & Market Niche

Vencash management's plan is to capture immediate dramatic growth within the ATM market place as follows:

a. In 2004 Vencash again exceeded its previous year’s forecast of placements and sales of ATM’s across Canada; we again forecast continued business expansion throughout the year in 2005.  As a result of the completion of year 2004 restructuring, reorganization, and business relocation, Vencash’s management is in a position to push aggressive growth in several demographic areas of Canada. We are anticipating an over-all growth of ATM’s managed by Vencash in excess of 10%

b. To continue to work with our equipment manufacturer and switching partners in order to obtain the best financial returns from the added growth of our ATM network.

c.  Of significant importance to Westsphere and Vencash is our goal to expand Vencash’s management of and placement of ATM equipment in order justify its effort to become a non-financial institutional member of INTERAC and an indirect connector either directly or through a joint venture. This will allow Vencash to provide switching services for shared cash dispensing, data processing and other associated services in connection with the network, switches, gateways and operation of electronic data capture equipment, including but not limited to ATMs and point of sales terminals.

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

Westsphere's management continues to consider the business opportunities originating from Canada Bank Act deregulation to be very significant notwithstanding the fact that the nature of the business has matured. But with the maturity of the business, acceptance of the white label ATM placement has become normal, routine and expected.   The Canadian market been available since deregulation in 1998, which allowed for private ownership and operation of ATM within the Interac system and although past its infancy, market saturation is not yet comparable to the United States market experience.

The United States market has developed over the past fifteen years and has reached its present mature levels, making it very difficult for expansion. The Canadian market, enhanced by national access to all regions within Canada through the Interac System allows for the opportunity for Westsphere to grow Vencash expansion through sales and distribution networks. Combined with acquisition and shared services opportunities, Westsphere's management continues to view the growth potential within the ATM and point of sale business in Canada to be very viable and one to be pursued aggressively.

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

(d) Cash-Line - A Victoria, B.C.  based company with ATM machines in service primarily across Western Canada.

e) Numerous regional and National Companies - these companies compete on a regional basis with Vencash’s regional distributor network and nationally with Vencash.

Competitive Advantages

While there are a number of competitors in the business, many of whom have substantially more equipment in the market than Vencash, the management of Vencash will continue to make calculated decisions to expand the business operations of Vencash by continuing to support our partnership program with our distribution network.  Although the sourcing of acquisitions and business consolidation has been quite active in Canada it is presently not deemed to be the method of growth Westsphere and Vencash are particularly inclined to look to.  Vencash management will continue to utilize selective placement and monitoring of ATM's, in order to maximum value for placement to result in high percentage returns per terminal per placement. The Company is one of the few companies in Canada actively pursuing the newly deregulated POS market and this is a part of the business which Vencash is most interested in pursuing.

History in the Canadian marketplace has demonstrated that customers will switch in response to better quality in relation to price and a more responsive and dependable customer service. Vencash is an exclusive distributor of Triton Systems Inc.'s equipment, which allows for significant pricing advantages. With its Administrative and Operational and Service Support re-organization and development Vencash has improved its marketing and distribution network development, with expansion planned in Vencash established areas of influence as well as expansion outside of those areas.

Management believes that information, knowledge and service are the most valuable assets our employees, agents and distributors can give their customer base. Service and information dissemination will remain the priority for the management team, every employee, distributor and strategic partner. Information processing and communications systems will integrate all components of our internal and external operations. The extensive restructuring program initiated in the first quarter of 2004 to allow for dramatic improvement in managing, operating, administrating and servicing Vencash’s ATM equipment is completed and has resulted in significant efficiencies related to inventory control, service costs and maximum ATM operational up-time.

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

Vencash Capital has processing agreements with the following:

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

With Management’s review, reorganization and consolidation of its’ business operations a complete review of the business model of Westsphere Financial Group in relation to its involvement in the point of sale business model has resulted in the suspension of related business operations related to point of sale an on November 15, 2004 negotiations regarding the sale of the business operations of Westsphere Financial Group Ltd. commenced with a closing date set for early 2005.

c. Business of Kan-Can Resorts Ltd.

On June 1, 1999, Westsphere acquired a 10% interest in Kan-Can Resorts Ltd. from Lee Beasley and William Beasley by way of a share exchange whereby Westsphere exchanged a total of 290,000 common shares of Westsphere for 69,500 common shares of Kan Can Resorts Ltd. ("Kan-Can").  The shares of Kan-Can had anti-dilution provisions which require that any shares issued in Kan-Can will be issued on a pari-parsu basis so as not to dilute Westsphere's share holdings below 10% of the total issued and outstanding common shares of Kan-Can. In a settlement of the legal proceeding between Kan Can and Alpine Resort Ltd., on December 5, 2001 Kan-Can Resorts Ltd. sold its head lease and all assets for total of $465,087 to Banff Gate Mountain Resort Association. The owners of Banff Gate Mountain Resort are some of the timeshare owners of Alpine Resort Ltd. The terms of the sale are a deposit of $106,844 and a six year loan of $358,243 at 4.25% per annum with monthly payments of $5,646 commencing on May 1, 2002. The mortgage bearing an interest rate of 4.5% with monthly payments (principal and interest) of CAD$8,982 (US$5,720) is accounted for by the Company as a debt investment being held to maturity.   As part of the settlement agreement Banff Gate Mountain Resort Association agreed to return 32% of Kan-Can Resorts Ltd. for cancellation.

As a result of this transaction, the Company’s ownership percentage of Kan-Can increased by 99% and the Company accordingly adjusted its equity in the subsidiary by $1,630.  As of today, Kan-Can has no business activities other than collecting the monthly mortgage payment resulted from the sale of the head lease on November 26, 2001. During the Spring of 2004, the Company was notified by the Mortgagee, and subsequently confirmed in documentation form that the Government Head Lease for the property which related directly to the Kan-Can mortgage had been re-written for a period of 25 years, ensuring the continued receipt of mortgage proceeds with out any anticipated further issues related to the mortgage security.

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

d.

Software engineering and development.

The Company invested limited funding to Westsphere Systems in 2003, in order to re-evaluate its business model, and in January 2004 relocated its base of operations to Calgary, Alberta.  It is Systems’ management view the expansion of this wholly owned subsidiary business operations in fiscal year 2005 will be rewarded by growth of the Company’s consolidated revenues.

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

On February11, 2004 Westsphere entered into a purchase agreement to acquire a further ten (10%) percent interest in E-Debit International Inc. from a non affiliated third party E-Debit shareholder.  With this purchase E-Debit becomes a one hundred (100%) percent wholly owned subsidiary of Westsphere Asset.  The E-Debit card process was redeveloped to be launched initially for internal specialized Westsphere related financial transfers utilizing Vencash Capital ATM equipment.  To March 31, 2005 this has not been accomplished.  Development and Beta Testing of a related on-line system which will be the foundation platform of the E-Debit process has been ongoing since the third quarter of 2004. During the latter part of the third quarter of 2004 and the first quarter of 2004 E-Debit continued its reorganizing and restructuring concentrating its focus on the business activities of the Company’s wholly owned subsidiary Cash Direct Financial Services Inc.

In conjunction with the original functionality of the E-debit process which allows consumers to access   E-Debit's proprietary payment systems the system utilizes existing electronic funds transfer protocols, allowing consumers to shop physically or virtually online without a credit card. As a further similarity to cash, the E-Debit card allows for complete anonymity. When a consumer makes an online purchase using an E-Debit card, no information is given to the merchant during the course of the purchase unless the consumer actively gives it.

As a result the anonymity aspect of E-Debit's features, this information has been isolated and is accessible only to certain restricted levels of E-debit’s management and protected under the strictest of Privacy Protected legislation and procedures which can be developed.  The business model has been amended in order to incorporate and integrate the E-debit process into the aspects of our ATM and Point of Sale and Cash Direct Financial Services Inc.’s other financial based business operations.  E-Debit has had no business activity to the date of this Annual Report.

CASH DIRECT FINANCIAL SERVICES INC.

On July 17, 2003, Cash Direct Financial Services Inc. was incorporated under the laws of the Province of Alberta.  It was incorporated in order to develop a “bricks and mortar” expansion to Westsphere’s business expansion of “non-conventional banking” operations branded “Personal Financial Solutions”.

“Non-Conventional Banking Business” is described as business related activities which would be normally associated in Canada with a registered chartered bank or bank affiliated financial institution but is privately owned and operated and not affiliated with a Canadian Chartered Bank.

The first Personal Financial Solutions storefront commenced business operations on November 1, 2004 supplying short term cash advance loan agreements under the brand name “CashDirect Advance”, cheque cashing services and a corporate registry and filing as well as other related services.  Completion of the business model and system for Personal Financial Solutions is anticipated by the end of the second quarter of 2005 at which time a national rol1out of Personal Financial Solutions store fronts will be commenced.

Current Stage of Corporate Development

Cash Direct revenues generated by its’ Personal Financial Solutions business operations has been growing significantly on a month to month basis during the first three months of operations.  As the first store front operation has been a “beta test operation” it has yet to generate revenues and returns to cover its operational and system development costs.

Upon completion of the business model and system being developed to manage and control its’ business operations and the start of the national role out of Personal Financial Solutions stores, expected by the completion of the second quarter of 2005, Management views that Cash Direct business operations will significantly add to Westsphere’s cash flow and allow for the immediate advanced development of Westsphere subsidiary E-Debit International Inc. as well as “switch” development through Westsphere Systems Inc.

Westsphere has 4 full-time employees and 1 consultant who is an officer and director of the Company. Vencash Capital Corporation has 6 full-time employees and 1 part-time employee working in its offices in Calgary, Alberta. Trac POS has 1 full time employee working in its’ offices in Calgary, Alberta. Westsphere Systems Inc. has 2 full-time employees and 1 consultant working from its offices in Calgary, Alberta.  Cash Direct Financial Services has 2 full-time employees working from its offices in Calgary, Alberta

ITEM 2. DESCRIPTION OF PROPERTIES

Principal Plants and Other Property

Westsphere's property holdings are as follows:

1.   2140 Pegasus Way N.E. Calgary, Alberta T2E 8M5

Effective March 15, 2004, Westsphere consolidated all of its business operations to a 8,320 square foot facility in the North East Industrial area of Calgary just minutes away from the Calgary International Airport.  Westsphere leases this property at a rate of $7,020 per month.  This facility houses Westsphere’s administrative headquarters, Vencash Capital Corporation’s operations, service and administrative center, Westsphere Systems Inc. and E-Debit I

2. 1528 - 9th Avenue S.E.. Calgary, Alberta T2G OT7

Westsphere’s previous administrative headquarters remains under lease with two years remaining on the lease and option to purchase.  On March 1, 2005 this property is subject to a sales agreement which is schedule to close on May 1, 2005.   Westsphere’s financial responsibility for this property will remain at $4,002 per month; until the sale is closed.  This property was sub-let at $3,250 per month and will remain sublet until the sale of the property is closed.

3. Suite 1430, 555 West Hastings Street, Vancouver, B.C. V6N 4N4

Westsphere's wholly owned subsidiary, Westsphere Systems Inc., leases this property for $944 per month and it includes 560 square feet. Westsphere Systems uses these facilities to secure its 100 megabit connection broad-band supply and related Internet switching equipment and houses Westsphere’s integrated Internet Server System.

ITEM 3.

LEGAL PROCEEDINGS

We are from time to time a party to legal proceeding which arises in the normal course of business.  We are currently involved in material litigation, the outcome of which, would in my judgment based on information currently available, have a material consequence on our financial condition and they are listed below.

1.

Court of Queens Bench of Alberta – Judicial District of Calgary

Action No. 0401-05739  - Westsphere Asset Corporation Inc. (Plaintiffs/Defendant by Counterclaim) vs  Fred Sebastian (Defendants/Plaintiff by Counterclaim)

2.

Ontario Superior Court of Justice – Action No. 2940-04SR

Peter Gregory (Plaintiffs/Defendant by Counterclaim) vs Vencash Capital Corporation (Defendants/Plaintiff by Counterclaim)

On April 7, 2004, Westsphere Asset Corporation Inc. filed Action No. 0401-05739 in the Court of Queens Bench of Alberta against Fred and Linda Sebastian (Defendants) to recover an outstanding loan of $80,000.00 plus interest and court costs.

On September 03, 2004 the Defendants Fred Sebastian and Linda Sebastian responded with the filing of a  Statement of Defence and Counterclaim in the amount of $257,002.32 (Cdn).

On May 28, 2004 Peter Gregory (Plaintiff) Court File No. 2940-045R was filed in the Ontario Superior Court of Justice against Vencash Capital Corporation (Defendants).  Peter Gregory was a Vencash distributor and agent who filed the action related to a claim of wrongful dismissal from Vencash of $260,000.00.  On July 30, 2004 Vencash filed a Statement of Defence and Counterclaim in the amount of $1,600,000 for breach of contract, breach of confidence, breach of fiduciary duties, interference with economic relations, damages for inducing breach of contract, and punitive damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on January 22, 2005, at which the following items were voted upon:

1. The following directors were elected to the Board of Directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	For	Against	Abstain
Douglas Mac Donald	22,724,715	0	0
Robert Robins	22,724,715	0	0
Kim Law	22,724,715	0	0
Roy Queen	22,724,715	0	0
Bernd Reuscher	22,724,715	0	0
Jack (John) Thomson	22,724,715	0	0

2. The shareholders ratified and accepted the Company’s Audited Annual Financial Statements for the fiscal year ended December 31, 2004.

Voting Results	For	Against	Abstain
	22,724,715	0	0

3. The shareholders ratified the appointment of Miller & McCollom as our U.S. auditors, who have been our auditors since December 1999 and Sam Yeung as our Canadian auditor, who has been our auditor since December 1999.

Voting Results	For	Against	Abstain
Ratify U.S. Auditors	22,724964	0	0
Ratify Canadian Auditors	21,790,939	4,000	0

4. The shareholders voted to approve a spin-off of Vencash Capital Corporation.

Voting Results	For	Against	Abstain
	20,874,411	0	1,666

5. The shareholders voted to approve the terms of the preferred stock.

Voting Results	For	Against	Abstain
	20,842,411	548,046	34,000

6 The shareholders voted to approve a reverse split

Voting Results	For	Against	Abstain
	21,241,559	548,046	0

7. The shareholders voted to approve a stock option or award for the Independent Directors.

Voting Results	For	Against	Abstain
	20,747,735	94,676	32,000

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's common stock, which currently trades on the OTC/BB under the symbol "WSHE”, became approved for quotation on the OTC/BB quotation system on July 20, 2001.

Effective April 1, 2005, Westsphere’s common stock was posted for trading on the Over-the-Counter / Bulletin Board under the symbol “WSHE”.

2004

High

Low

1st Quarter

$0.047

$0.046

2nd Quarter

$0.037

$0.037

3rd Quarter

$0.027

$0.026

4th Quarter

$0.023

$0.022

2003

High

Low

1st Quarter

$0.035

$0.034

2nd Quarter

$0.031

$0.030

3rd Quarter

$0.037

$0.034

4th Quarter

$0.059

$0.056

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 18, 2005, Westsphere had 436 shareholders of record of its common stock.

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

The Company currently has 13 market makers.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the period of operations ended December 31, 2003, Westsphere and its subsidiaries generated a net loss of $252,849. Westsphere and its subsidiaries generated a net loss from operations of $569,296 for the twelve month period ended December 31, 2004.  A significant increase in net loss of $316,447 over previous year was primarily due to the impairment of assets of $563,969.  The impairment of assets  consisted of the impairment test of the intellectual property of Trac Pos Processing Inc. totalling$472,158 and the write-off of an investment in Camrose Convention Inn Inc. total $91,811.  However, we realized a significant decrease in our net loss of $247,522 without an impairment of assets compared to the previous year.  The decrease in net loss is primary due to the reorganization and restructure of operations, and an increase in placement of ATMs in the market for the twelve month period ended December 31, 2004.  This is evidenced through the residual and interchange income increased of $737,434 or 36.63% over previous year, and gross margin increased from 38.10% in year 2003 ($1,082,550) to 39.14% in year 2004 ($1,274,694).  The salaries and benefits also decrease from year 2003 of $612,562 to year 2004 total $555,391.  The decrease in salaries and benefits is due to the elimination of five positions since the restructure take place, which represents savings of approximately $223,000 in annual salary.  The Company in turn replaced four (4) new employees at an annual cost of $79,390.  Two (2) employees for the information technology department of $49,060 which are primary to assist with the software development, and the other two (2) employees for the administration and accounting department of $30,330 as office helper.  The Company has completed its operational review at end of December 31, 2004.  Travel, delivery and vehicle expenses also decrease from year 2003 total $156,594 to year 2004 total $108,851.  The decreased in travel, delivery and vehicle expenses is primary due to cut back the budget for travel expenses and implement new controls and procedures for a more efficient delivery systems.  Other expenses decrease from year 2003 total $328,816 to year 2004 total $213,802.  The decreased in other expenses is primary due to cut back the budget.  Westsphere has written off a long over due loan receivable of total $62,997 due to it deems to be uncollectible in the near future.  This is to comply with the Generally Accepted Accounting Principle in United Stated.

During the period of operations ended December 31, 2004, Westsphere debt settled $12,004 which included consulting fee of $1,360, and accounts payable of $10,644.  In June 2004, Westsphere acquired the remainder 10% interest of E-Debit International Inc. in exchange for Westsphere’s shares of 33,333.  In July 2004, Westsphere acquired an additional of 25% interest of Trac POS Processing Inc. in exchange for Westpshere’s shares of 4,687,500.  This acquisition would increase the Company’s holding in Trac Pos Processing Inc. to 56% of the outstanding shares.  In November 2004, Westsphere’s subsidiary Cash Direct Financial Services raised $39,373 by way of a loan payable from an existing shareholder of Westsphere, with an interest rate to be determined in the first quarter of year 2005. The purpose of the loan was to use it as cash circulation for Vencash’s owned ATMs.

In order to growth Westsphere businesses in ATM machines, Finance/Lease and POS machines, Westsphere dependent upon private placements, loans and/or joint venture arrangements. The profit is expected to be generated by the surcharges collected from ATM machines, the sale of ATM machines, the sale of POS machines and Finance/Lease charge.

Changes in Financial Position

During fiscal year 2003, total assets decreased to $1,669,626 primarily due to the decrease in inventory of ATM machines and POS machines.   The decreased in inventory is due to Westsphere’s restructuring of its inventory system by maintaining adequate level of inventory on hand to avoid unnecessarily tied up of cash flow.  Westsphere's current liabilities of $467,790 as of December 31, 2003 consisted primarily of accounts payables of $73,748 to supplies for the purchase of ATM machines with $88,468 due for consulting services, $77,245 due for return of surcharge and interchange fees, $70,371 due for officers and directors bonuses payable from previous year, $13,518 due for short term loan from existing shareholder, and $144,440 due for office expense, equipment leases, and various other general fees and charges.  Long term liabilities consist of bank loan totaling $161,953 for funds to pay down accounts payable to major supplier, convertible debentures totaling $111,985 for funds advanced for general working capital by various related and unrelated parties and $233,499 for outstanding accounts due to shareholders of Westsphere. Westsphere's shareholder loan of $154,919 has interest of 18% on outstanding balance and it is a demand loan.  The remainder balance of shareholder loan totaled $78,580 with no specific terms of repayment, which was advanced by 5 Crown Investment Inc and Beasley Ranching which both are shareholders of Westsphere.

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

During fiscal year 2004, total assets decreased to $1,455,327 primarily due to the decrease in accounts receivable, loans – related parties and other investments.  Such decrease is caused by a write-off of a long over due accounts receivable of $62,997 and $72,203 of other investments from Camrose Convention Inn Inc. as it is determined by the management as bad debt.  For consolidation purposes, the decrease is offset by investment in Trac Pos Processing Inc. which consists of loans from related parties of $101,909, and other investments of $172,660.  As of December 31, 2004, Westsphere's current liabilities totaled $532,628 and consisted of accounts payable of $85,181 to suppliers for the purchase of ATM machines and POS machines, officers and directors bonuses payable in the amount of $60,773, surcharge and interchange payable in the amount of $146,283, accounting and legal payable in the amount of $49,619 and $190,772 due for consulting services, office expense and various other general fees and charges.  Long term liabilities as at December 31, 2004 consist of bank loan totaling $123,252 for funds to pay down accounts payable to major supplier, convertible debentures totaling $120,332 for funds advanced for general working capital by various related and unrelated parties and $374,243 for outstanding accounts due to shareholders of Westsphere. Westsphere's shareholder loan of $184,145 has interest of 18% on outstanding balance and it is a demand loan.  The remainder balance of shareholder loan totaled $190,098 with no specific terms of repayment, which was advanced by 5 Crown Investment Inc and Beasley Ranching which both are shareholders of Westsphere.

Shareholders' equity as of December 31, 2004 was $294,452, inclusive of an accumulated loss from operations of $1,512,982, as compared to shareholders equity of $668,999 as of the same date from the previous year. Total issued and outstanding share capital as of the year ended December 31, 2003 was 1,478,303 common shares as compared to a total of 1,731,183 common shares as of December 31, 2004.

Liquidity

Westsphere expects that its need for liquidity will increase in 2005 in anticipation of expending funds to develop its growth plan.  Westsphere was unable to raise funds last year necessary to grow Vencash Capital due to the condition of the financial markets.

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

Westsphere's current assets of $601,634 are higher than its current liabilities of $532,628 as at the year ended December 31, 2004.  The current liabilities include the bonuses to officers and director payable in the amount of $60,773 and accounts payable to related parties of $102,195.  There is no demand of repayment on these two payable.

Long Term

As mentioned above, Westsphere believes that its subsidiary, Vencash Capital, generates sufficient ongoing revenue to ensure that Westsphere is a going concern.  It is anticipated that operations will have substantial increases in net cash flow at the fiscal year ended December 31, 2004.  In addition, Westsphere’s believes a further substantial cost saving with the new system to improve the effectiveness and efficiency of the operations.  Westsphere will remain reliant on the successful development and marketing of the products related to its business for possibility of future income.

Capital Resources

The primary capital resource of Westsphere is the operations of Vencash Capital, its wholly owned subsidiary. The secondary capital resource will be its stock which may be illiquid because of resale restrictions and/or as a result of its inability to sustain the growth of its market and the risk of takeover by competitors.

ITEM 7.  FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2004

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets	F-3

Statements of Operations	F-4

Statement of Stockholders’ (Deficit)	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 to F-14

Report of Independent Registered Public Accounting Firm

Board of Directors

Westsphere Asset Corporation, Inc.

We have audited the accompanying consolidated balance sheets of Westsphere Asset Corporation, Inc. as of December 31, 2004 and December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westsphere Asset Corporation, Inc. as of December 31, 2004 and December 31, 2003 and the consolidated results of its operations, stockholders’ equity, and its cash flows for the years ended December 31, 2004 and December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller and McCollom

MILLER AND MCCOLLOM

Certified Public Accountants

4350 Wadsworth Boulevard, Suite 300

Wheat Ridge, Colorado 80033

April 14, 2005

WESTSPHERE ASSET CORPORATION, INC. Consolidated Balance Sheets December 31, 2004 and 2003

ASSETS	2004	2003
CURRENT ASSETS
Cash	$184,944	$91,398
Accounts receivable net of allowance for doubtful accounts of $76,783 and $6,806	174,759	266,857
Accounts receivable – related parties	4,660	42,577
Inventory	134,629	112,249
Prepaid expense and deposit	55,823	32,659
Current portion of mortgage receivable	46,819	43,572
Total current assets	601,634	589,312

Property and equipment, net of depreciation	349,059	317,923
Intellectual Property	285,631	120,277
Mortgage receivable	174,355	232,908
Loans - related parties	—	101,909
Future tax benefits	44,648	62,433
Other investments	—	244,864

Total assets	$1,455,327	$1,669,626

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$430,433	$295,433
Accounts payable, related parties	102,195	172,357
Total current liabilities	532,628	467,790

Shareholder loans	374,243	233,499
Bank loan	123,252	161,953
Convertible debentures	120,332	111,985
Non-current lease obligation	7,889	14,343
Total liabilities	1,158,344	989,570

Minority interest in subsidiaries	2,531	11,057

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 75,000,000 shares, no par value; 1,731,183 shares issued and outstanding at December 31, 2004 and 1,478,302 at December 31, 2003	1,494,778	1,291,313
Common stock warrants	190,285	190,285
Accumulated other comprehensive income	122,371	131,087
Accumulated deficit	(1,512,982)	(943,686)
Total stockholders’ equity	294,452	668,999

Total liabilities and stockholders’ equity	$1,455,327	1,669,626

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC. Consolidated Statements of Income For the Years Ended December 31, 2004 and 2003
	2004	2003
Revenue -
Equipment and supplies	$410,789	$711,925
Residual and interchange income	2,750,759	2,013,325
Other	78,773	116,259
Total revenue	3,240,321	2,841,509

Cost of sales -
Equipment and supplies	423,904	685,457
Residual and interchange costs	1,487,096	1,018,145
Other	54,627	55,357
Total cost of sales	1,965,627	1,758,959

Gross profit	1,274,694	1,082,550

Administrative expenses -
Depreciation and amortization	116,886	43,245
Consulting fees	119,108	148,380
Legal and accounting fees	92,482	64,032
Salaries and benefits	555,391	612,562
Travel, delivery and vehicle expenses	108,851	156,594
Impairment of assets	563,969	—
Other	213,802	328,816
Total administrative expenses	1,770,489	1,353,629

(Loss) from operations	(495,795)	(271,079)

Other income -
Interest income	16,155	26,004
Interest expense	(67,509)	(53,421)

Net (loss) before income taxes	(547,149)	(298,496)

Provision for income taxes	(22,147)	45,647

Net (loss)	$(569,296)	$(252,849)

Net (loss) per common share	$(.36)	$(.17)

Weighted average number of shares outstanding	1,584,823	1,448,407

Other comprehensive income (loss) -
Net (loss) earnings	$(569,296)	$(252,849)
Foreign currency translation gain (loss)	(8,716)	159,422
Total comprehensive income (loss)	$(578,012)	$(93,427)

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC. Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2004 and 2003

				Foreign
			Common	Currency
	Common Stock		Stock	Translation	Accumulated
	Shares	Amount	Warrants	Adjustment	(Deficit)	Total
Balance, December 31, 2002	1,428,477	$1,250,256	$190,285	$(28,335)	$(690,837)	$721,369

Shares issued to settle debt	49,825	34,898	—	—	—	34,898
Imputed interest contributed	—	6,159	—	—	—	6,159
Net (loss) for the year ended December 31, 2003	—	—	—	159,422	(252,849)	(93,427)

Balance, December 31, 2003	1,478,302	1,291,313	190,285	131,087	(943,686)	668,999

Shares issued for services	1,700	1,720	—	—	—	1,720
Shares issued to settle debt	15,139	53,652	—	—	—	53,652
Shares issued for purchase of Trac POS	236,042	141,958	—	—	—	141,958
Imputed interest contributed	—	6,135	—	—	—	6,135
Warrants expired	—	190,285	(190,285)	—	—	—
Net (loss) for the year ended December 31, 2004	—	—	—	(8,716)	(569,296)	(578,012)

Balance, December 31, 2004	1,731,183	1,685,063	—	122,371	(1,512,982)	294,452

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 2004 and 2003

		2004	2003
Cash flows from operating activities:
Net (loss) from operations		$(569,296)	$(252,849)
Reconciling adjustments -
Depreciation and amortization		116,886	98,781
Services paid by issuing stock and options		7,313	—
Interest contributed by shareholder		6,135	6,159
Impairment of assets		563,969	‗
Changes in operating assets and liabilities
Accounts receivable		143,025	116,214
Inventory		(35,715)	174,196
Prepaid expenses and other		1,708	(1,621)
Accounts payable and accrued liabilities		13,257	(311,343)
Net cash (used for) operations		247,282	(170,463)

Cash flows from investing activities:
Purchase of equipment		(101,975)	(125,322)
Disposal of equipment		47,499	37,361
Repayments of loans receivable		75,914	67,712
Other investments			(96,092)
Net cash (used for) investing activities		21,438	(116,341)

Cash flows from financing activities:
Loans from Shareholders		‗	35,690
Proceeds from loans		20,602	178,448
Repayments of loans		(66,614)	(33,093)
Net cash provided by financing activities		(46,012)	181,045

Foreign currency translation adjustment		(129,162)	58,938
Net change in cash and cash equivalents		93,546	(46,821)
Cash at beginning of period		91,398	138,219
Cash at end of period		$184,944	$91,398

Supplemental schedules:
Cash paid for interest		9,654	8,670
Cash paid for income taxes		‗	—
Noncash investing and financing activities
Shares issued to settle debt	$	‗	$34,898
Shares issued for acquisition of interest in Trac POS		141,958	—

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003

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

On May 18, 1999, the Company formed a wholly owned Alberta subsidiary, Westsphere Financial Group Ltd. (Financial), which was organized to lease cash vending machines. During the period from June 1999 through October 2001 the Company acquired 99% of Kan-Can Resorts Ltd. (Kan-Can), an Alberta company by exchanging stock.. On May 16, 2000, Vencash ATM/POS Services Inc., (formerly VC/POS/ATM Services Inc.) (Services) and Westsphere Systems Inc. (formerly 880487 Alberta Ltd.) (Systems) were incorporated as wholly owned Alberta subsidiaries of the Company. During 2000 and 2001, the Company acquired a 90% interest in E-Debit International Inc. (E-Debit), a company engaged in the development of online payment systems, and which has no other operations. On September 23, 1998, Vencash Capital Corporation incorporated Vencash Financial Corporation (Financial) in Alberta. Vencash Financial has had no business activity. In January of 2003 the company incorporated two wholly owned subsidiaries, Westsphere Development Corporation to pursue real estate development opportunities, and Westsphere Entertainment Corporation to pursue opportunities in the entertainment industries, both of which have had no business activity to date. During 2004, the Company formed a wholly owned Alberta subsidiary, Cash Direct Financial Services Ltd (Cash Direct), as a holding company for a 51% interest in 1105725 Alberta Ltd DBA Personal Financial Solutions, an Alberta Corporation, to pursue opportunities in check cashing,  payday loans, and similar businesses.

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

Estimated Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable and accrued expenses, and loans payable to related parties reflected in the financial statement approximate fair value due to the short-term maturity of the instruments. The fair value of the mortgage receivable (a debt investment being held to maturity), based on estimated current interest rates for comparable instruments, is $211,190 compared to its carrying value of $221,174.

Inventory

Inventory consists primarily of cash vending and POS machines, which are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Earnings (Loss) per Share

Earnings (loss) per share is computed dividing the net (loss) by the weighted average number of shares outstanding during the periods ended December 31, 2004 and 2003. Fully diluted earnings per share are not presented because they are anti-dilutive.

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

The Company expenses advertising costs as incurred and the total amounts for 2004 and 2003 where nominal.

The Company paid no dividends during the years presented.

Certain comparative figures for the prior period have been reclassified to conform to the current year presentation.

Note 3 – Property and Equipment

Property and equipment consists of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Amount	Depreciation Rate and Method
December 31, 2003 -
Office furniture and equipment	$78,461	$33,657	$44,804	20% DB
Computer hardware and software	146,970	82,333	64,637	30% DB
ATM machines	226,067	32,223	193,844	30% DB
Other	24,598	9960	14,638	Var
	$476,096	$158,173	$317,923
December 31, 2004 -

Office furniture and equipment	$86,673	37,485	49,188	20% DB
Computer hardware and software	185,772	107,958	77,814	30% DB
ATM machines	279,521	102,030	177,491	30% DB
Other	65,887	21,321	44,566	Var
	$617,853	268,794	349,059

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

Note 4 – Investments

On January 22, 2002, the Company bought a 10% interest in TRAC P.O.S. Processing, Inc. (TRAC POS) for $47,137. The purchase of the 10% interest was from a related party. The Company subsequently purchased an additional 26% interest in exchange for common stock, valued at $66,258 based on quoted market prices, which gives the Company a 36% interest in TRAC POS. During 2003, the Company settled debt in the amount of $50,965 by exchanging a 5% interest in Trac POS Processing, Inc. This reduced the Company’s holding in Trac POS Processing, Inc. to 31% of the outstanding shares of Trac POS Processing, Inc. As of December 31, 2003, the Company accounted for its investment under the equity method.

During July 2004, the Company purchased an additional 25% interest in TRAC POS for 236,042 shares valued at $141,958 ($.60 per share) based on market value of the stock at the transaction date. This brought the Company’s ownership interest in TRAC POS to 56%, which is a controlling interest, with a cumulative purchase cost of $244,502. For the year ended 2004, the company recorded the acquisition as a step purchase in accordance with ARB 51, and consolidated income for the year ended December 31, 2004 includes postacquisition income of the subsidiary for the year, and a minority interest was recorded for the income and equity of the subsidiary.

Fair value of the assets acquired was determined by Fair value of the assets acquired was allocated as follows:

	Book value before purchase	Fair Value
Assets	$53,218	$53,218
Liabilities	(210,287)	(210,287)
Intellectual Property	—	593,679
Total	$(157,069)	$436,610
Purchase cost (56%)		$244,502

At December 31, 2004, the Company evaluated the estimated future cash flows associated with the intellectual property of TRAC POS, and recorded an impairment loss of $491,205.

During 2002, the Company purchased a 10% interest in Camrose Convention Inn, Inc. (Camrose) for $6. Camrose proposes to develop a convention center and casino in Camrose, Alberta. In addition, the Company advanced funds to Camrose of $88,222 at year-end. At December 31, 2004, the Company determined that the project was no longer feasible, and recorded an impairment loss for the entire investment.

Note 5 – Loans and Convertible Debentures (Related Parties)

The Company had $120,332 of convertible debentures outstanding to related parties at December 31, 2004. The outstanding debentures are payable to persons who are shareholders of the Company. The debentures are convertible into common stock of the Company at $.75 a share.

At December 31, 2004, the Company also has loans payable of $374,243 due to shareholders of the Company. The loans have no specified interest or repayment terms. The Company recorded imputed interest related to these loans as a contribution to capital.

During May 2003, the Company’s subsidiary, Westsphere Financial Group, Ltd. borrowed CAD$250,000 (US$185,000) from a bank. The loan bears interest at the bank’s prime rate plus 2% (currently 6.75%). The balance of the loan at December 31, 2004 was $123,252. The loan is secured by the assets of the subsidiary, and is also guaranteed by the Company’s subsidiary Vencash Capital Corporation and Douglas N. Mac Donald, President/CEO

Note 6 – Common Stock

During 2002, the Company issued 15,807 shares of its common stock in exchange for services, at an average price of $.14. The Company also issued 42,858 shares of its common stock at an average price of $.04 to acquire an interest in Trac POS, and issued 313,481 shares of its common stock at an average price of $.03 for conversion of debt.

During 2003, the Company settled debt in the amount of $50,965 by exchanging a 5% interest in Trac POS Processing, Inc. This reduced the Company’s holding in Trac POS Processing, Inc. to 31% of the outstanding shares of Trac POS Processing, Inc.

During 2003, the Company issued an additional 49,825 shares of its common stock at an average price of $0.70 for settlement of accrued interest and salaries.

During 2004, the Company issued 15,139 shares to settle debt in the amount of $53,652 (.28 per share). The Company also issued 1,700 shares for services valued at $1,720 ($1.01 per share). The Company issued 236,042 shares to acquire an interest in TRAC POS (Note 4).

Stock issued for consideration other than cash was valued based on quoted market prices.

Note 7 –Outstanding Warrants

The Company had outstanding warrants to purchase 164,550 shares of its’ common stock at December 31, 2003, at prices ranging from $.30 to $1.00 per share.  The warrants became exercisable in 2001 and expire at various dates through 2004.

The following schedule shows the warrants outstanding and changes made during the years ending December 31, 2004 and 2003:

	Number	Weighted Average Exercise Price
Warrants outstanding December 31, 2002	164,550	$0.80
Changes during the year 2003:	—	—
Changes during the year 2004:

Expired	164,550	$0.80
Warrants outstanding December 31, 2004	—	$—

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

Note 9 – Income Taxes

?The Company files United States income tax returns, and the Company’s operating subsidiaries file Canadian income tax returns.

The Company has estimated net operating loss carryforwards of $741,016, which expire as follows:

2020	$73,797
2021	$189,587
2022	$237,425
2023	$240,207
2025	$540,831

Estimated tax benefits resulting from U.S. net operating loss carryforwards of $435,828 are offset by a reserve of the same amount because it is uncertain that the company will be able to utilize the carryforwards before they expire. In addition, because the Company has no US income other than from its subsidiaries, it is expected that the Company will pay no US income tax due to the expected tax credits due from any Canadian taxes paid.

Income taxes at the statutory rate are reconciled to Company’s actual income taxes as follows:

	2004	2003
Tax (benefit) at statutory rate (34%)	$(193,561)	$(85,969)
Canadian tax benefits	17,785	(37,274)
Income taxes paid and accrued	‗	(8,373)
Change in reserve for net operating loss carryforwards	197,923	(5,325)
Income tax expense (benefit)	(22,147)	(45,647)

Canadian tax benefits resulting from non-capital loss carryforwards and excess of undepreciated costs of property and equipment arising from differences between the Company’s depreciation rates and those prescribed for income tax purposes and using projected Canadian tax rates are as follows:

Non-capital loss carryforwards:	$42,849
Temporary differences due to depreciation methods	1,799
Income tax benefit	44,648

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

Following is a table of outstanding options and changes during 2004 and 2003:

	Employee Options	Non- Employee Options	Weighted Average Exercise Price
Options Outstanding, December 31, 2002	48,500	46,794	2.80
Options granted in 2003:	—	—	—
Options exercised in 2003:	—	—	—
Options Outstanding, December 31, 2003	48,500	46,794	2.80
Options granted in 2004:	—	—	.70
Options exercised in 2004:	—	—	—
Option expired in 2004:	—	42,858	2.80
Options Outstanding, December 31, 2004	48,500	3,936	1.96

All outstanding options vest immediately.

If not previously exercised or canceled, options outstanding at December 31, 2004 will expire as follows:

	Range of Exercise Prices		Number	Weighted Average Exercise
Year Ending December 31,	High	Low	of Shares	Price
2007	2.80	10.00	67,000	2.80
2014	.70	.70	44,975.70

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

                                                     Year Ended

December 31,

 ___2004___

Expected Volatility               250%

Risk-free interest rate:          1.33%

             Expected Dividends:             ‗

             Expected Term in Years:      10

AS permitted by FASB Statement No.123, the company applies the methods of APB 25 and related interpretations in accounting for stock options issues to employees and recorded no expense for these options. No employee options were issued in 2003. If the company had expensed the fair value of employee options issued in 2004, net (loss) would have been increased by $26,983 to $596,279.

Note 11 – Commitments and Contingencies

The Company leases real estate (office and warehouse space) under non-cancelable operating leases that expire on varying dates through 2009. The Company also has various obligations for auto and equipment leases through 2008.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2005	51,251	100,892
2006	36,101	92,010
2007	14,401	19627
2008	8,498	5355
2009	14,401	‗

Note 12 – Related party transactions

The Company expensed $37,500 during 2004 for consulting and management services to a company that is controlled by the Company’s president, all of which is outstanding at year-end.

Note 13 – Recent Accounting Pronouncements

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

During 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, and SFAS No. 123 (revised 2004), “Share-based Payment”.  These statements are effective for periods after these financial statements. We do not believe the impact of adoption of these statements will be significant to our overall results of operations or financial position.

Note 14 – Subsequent Events

On April 1, 2005, the company executed a 20-for-1 reverse stock split of its common stock. All share and per-share numbers in this report have been adjusted to reflect the stock split.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors and officers of Westsphere and its Subsidiaries

1. Management of Westsphere

The following table furnishes the information concerning the members of the Board of Directors of Westsphere as of March 31, 2005. The Directors of Westsphere are elected every year and serve until their successors are elected and qualify.

Name	Age	Title	Term of Service
Douglas N. Mac Donald	56	Director, President, CEO	07/98 to present

Robert L. Robins	63	Director/V.P./Sec. Treasurer	07/98 to present

Dr. Roy Queen	62	Director	12/98 to present

Kim Law	37	V.P./CFO Director	05/00 to present 08/02 to present

Bernd Reuscher	61	Director	04/02 to present

Sonia Goeseels	53	Vice-President	05/00 to present

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

Mr. Jack Thomson – Director – Mr Thomson was appointed to the Board on October 23, 2004.  Mr Thomson served in the Canadian military from 1943 to 1978 and retired at that time with the rank of Colonel.  From 1978 to 1983 he was Vice-President and co-owner of a Seattle based automobile dealership Auburn Lincoln Mercury Inc.  During the same period he was also President and C.E.O. of Auburn Import Export as well as Auburn Electronics.  In 1983, he returned to Canada and became the C.E.O. and C.O.O. of International Tempest Company, which provides electronic security sensing devices. From 1986 to 1990 he was Executive Director of the Canadian Red Cross Society, Kingston and District Branch.

Presently Mr. Thomson is the President and C.E.O. as well as the sole shareholder of the Cedar Island Sales and Service Ltd., a electronic gaming and lottery company and is an active member of the Board of Directors of the "Break Open Ticket Program Management Alliance".  He is currently the Chairman of the "Ethics and Education" committee. From 1989 to 1995, Mr. Thomson served as Vice-Chairman of the Board of Director of the Canadian Forces "Communication Museum" and upon the death of the Chairman Mr. A.J.E. Child QC, CD became the Chairman and C.E.O. From 1994 to 1986, Mr. Thomson served on the Board of Directors of the Canadian Red Cross Kingston Ontario Division

2. Management of Vencash Capital Corporation (a wholly owned subsidiary of

Westsphere). Name	Age	Title	Term of Service
Douglas N. Mac Donald	56	Director/CEO/President	07/98 to present

Robert L. Robins	63	Director//Secretary/Treasurer	07/98 to present

Bernd Reuscher	61	Director	04/02 to present

Dr. Roy Queen	62	Director	12/98 to present

Kim Law	37	Director/CFO	08/02 to present
Mr. Jack (John) Thomson	75	Director	11/04 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Kaw and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

3. Management of Westsphere Financial Group Ltd. (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service

Douglas N. Mac Donald	56	Director/CEO/President	07/98 to present

Robert L. Robins	63	Director/Secretary/Treasurer	07/98 to present

Bernd Reuscher	61	Director	04/02 to present

Dr. Roy Queen	62	Director	12/98 to present

Kim Law	37	Director	08/02 to present
Mr. Jack (John) Thomson	75	Director	11/04 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

4. Management of Westsphere POS Services Ltd. (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service

Douglas N. Mac Donald	56	Director, President, CEO	07/98 to present

Robert L. Robins	63	Director/Secretary/Treasurer	07/98 to present

Bernd Reuscher	61	Director	04/02 to present

Dr. Roy Queen	62	Director	12/98 to present

Kim Law	37	Director	08/02
Mr. Jack (John) Thomson	75	Director	11/04 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

5. Management of Westsphere Systems Inc. (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	56	Director, CEO	07/98 to present

Robert L. Robins	63	Director, President	07/98 to present

Bernd Reuscher	61	Director	04/02 to present

Dr. Roy Queen	62	Director	12/98 to present

Kim Law	37	Director	08/02
Mr. Jack (John) Thomson	75	Director	11/04 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

6. Management of Camrose Convention Inn, Inc. (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	56	Director/CEO	12/01 to01/2005

Sonia Goeseels	53	Director/ V.P/Secretary	02/02 to 01/2005

Kim Law	37	Director/V.P./CFO	02/02 to 01/2005

For information on Douglas N. Mac Donald, Sonia Goeseels and, Kim Kaw , see "Management of Westsphere Asset Corporation Inc.", above.

7. Management of Westsphere Development Corporation (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	56	Director/CEO	07/98 to 01/2005

Robert L. Robins	63	Director//Secretary/Treasurer	07/98 to 01/2005

Bernd Reuscher	61	Director	04/02 to 01/2005

Dr. Roy Queen	62	Director	12/98 to 01/2005

Kim Law	37	Director/CFO	08/02 to 01/2005

Sonia Goeseels	53	Vice President/Admin.	03/01 to 01/2005
Mr. Jack (John) Thomson	75	Director	11/04 to 01/2005

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Kaw and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

8. Management of Westsphere Entertainment Corporation (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	56	Director/President/CEO	01/03 to01/2005

Robert L. Robins	63	Director//Secretary/Treasurer	01/03 to 01/2005

Dr. Roy Queen	62	Director	01/03 to 01/2005

Darrell D. Wakelam	58	Director	01/03 to 01/2005

Kim Law	37	Vice President/Finance	01/03 to 01/2005

Sonia Goeseels	53	Vice President/Admin.	03/01 to 01/2005
Mr. Jack (John) Thomson	75	Director	11/04 to 01/2005

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

(b) Section 16(a) Beneficial Ownership Reporting Compliance

None of Westsphere's officers, directors or beneficial owners of more than 10% of our securities did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year or prior fiscal years and no such persons is known by Westsphere to have failed to file any such reports.

As of the date of the filing of this report, the Company has not adopted a code of ethics that applies to is principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company in its last annual filing announced its intention to prepare such a code of ethics and present it to its Board of Directors for adoption during the end of the fiscal year 2005.  To the date of the preparation of this code of ethics has not been completed with further review and counsel being sought through legal opinion.   Upon completion and adoption, the Company intends to will a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its next periodic report after adaptation of a Code of Ethics and post it on its website.

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

Compensation paid by Westsphere for all services provided during the fiscal year ended December 31, 2004, (1) to each of Westsphere's five most highly compensated executive officers whose cash compensation exceeded $100,000 and (2) to all officers as a group is set forth below under directors.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

Name and Principal Position	Year	Salary	Stock Options
Douglas N. Mac Donald* President and Director	- 2001 2002 2003 2004	- $33,393 $38,049 $59,092 $84,661	- 0 375,000 499,000 673,007

*Mr. Mac Donald receives his salary through his corporation, Mac Donald and Associates total $69,721 and $14,940 under Douglas Mac Donald.

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

Option Grants

The following table sets forth information regarding stock option grants to our officers and directors as of March 31, 2005:

Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted	Exercise or Base Price ($/Sh)	Expiration Date(1)
Doug MacDonald	490,500	55%	$0.035
Robert Robins	400,500	45%	$0.035
(1)	The expiration date of these options has not yet been determined by the Board of Directors.

Doug MacDonald	673,007	31%	$0.0470	Jan/26/2010
Robert Robins	523,007	24%	$0.0470	Jan/26/2010
Sonia Goeseels	483,795	22 ½%	$0.0470	Jan/26/2010
Kim Law	483,795	22 ½%	$0.0470	Jan/26/2010

(2) The expiration date of  these options is January 26, 2010

Option Exercises

None of the Executive Officers named in the Summary Compensation Table have exercised options to purchase shares of our common stock as of December 31, 2004.

The following table sets forth details of each exercise of stock options as of  March 31, 2005 by any of the named Executive Officers, and the March 31, 2005 value of unexercised options on an aggregate basis.

Aggregated Options Exercised

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options as of December 31, 2003 Exercisable(2)/ Unexercisable	Value of Unexercised in the Money-Options at December 31, 2003 Exercisable/ Unexercisable (1)
Douglas MacDonald	Nil	Nil	490,000 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Robert Robins	Nil	Nil	400,500 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)

(1)	Based on closing price of $0.04 on December 31, 2003.
(2)	Includes Options to purchase common shares within 60 days after December 31, 2003.

Douglas MacDonald	Nil	Nil	673,007 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)

Robert Robins	Nil	Nil	523,007(exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Sonia Goeseels	Nil	Nil	483,795 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Kim Law	Nil	Nil	483,795 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)
(3) Based on closing price of $0.0470 on January 26,, 2005.
(4)Includes Options to purchase common shares within 5 years after January 261, 2005.

Compensation of Directors

Westsphere did not pay any compensation services provided as directors during the fiscal year ended December 31, 2004.

Termination of Employment and Change of Control Arrangements

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of March 18, 2005 for:

each of our directors and executive officers individually;

each person or group that we know owns beneficially more than 5% of our common stock; and

all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power.  The rules also deem common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person.  The applicable percentage of ownership for each shareholder is based on 35,372,243 shares of common stock outstanding as of March 18, 2005, together with applicable options for that shareholder.  Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name and Address of Beneficial Owner Officers and Directors	Number of Shares of Beneficial Owner	Percentage of shares owned
Douglas N. Mac Donald St. Albert, Alberta Canada	(1) 5,602,717	14.47%
Robert L. Robins Calgary, Alberta Canada	(2) 1,869,757	4.83%
Dr. Roy L. Queen Kamloops, B.C. Canada	(3) 2,877,545	7.43%
Bernd Reuscher Edmonton, Alberta Canada	(4) 4,674,008	12.07%
Kim Law Calgary, Alberta Canada	(5) 927,295	2.40%
Sonia Goeseels Calgary, Alberta Canada	(6) 1,177,045	3.04%
Jack (John) Thomson Kingston, Ontario Canada	(7) 375,000	0.97%

All officers and Directors as a group (7 persons)	17,503,367	45.21%

1)

Doug Mac Donald – 5,602,717 Shares

724,000 of these shares are held in the name of Douglas  Mac Donald, 1,100,000 of these shares are held in the name of Mr. Mac Donalds’ wife Patricia Mac Donald, 1,200,024 of these shares are held in the name of Mac Donald Venture Corp. of which Mr. Mac Donald is the sole officer and Director, 375,000 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 375,000 shares  for $0.14 per share until September 30, 2007, 490,000 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 490,000 shares for $0.035 per share until September 30, 2007. 673,007 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 673,007 shares for $0.0470 per share until January 2010.   Doug Mac Donald is part owner of 989939 Alberta Ltd. with a share position of (1,714,772) shares, 857,386 of which is owned by Mr. Mac Donald*(50% is owned by Doug Mac Donald and 50% is owned by Bernd Reuscher), 19,500 of these shares are held in 732352 Alberta Ltd. in which Mr. Mac Donald is the sole officer and Director 162,950 of  these shares are held in the name of Mac Donald & Associates Gaming Specialists Inc., of which Mr. Mac Donald is the sole officer and Director.750 of these shares are held in 797320 Alberta Ltd. in which Mr. Mac Donald is the sole officer and Director.

(2)

Bob Robins -1,869,757 Shares

750 of these shares are held in the name of Robins Nest Holdings Inc. 720,500 of these shares are held in the name of Bob Robins, 255,000 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 255,000 shares for $0.14 per share until September 30, 2007, 400,500 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 400,500 shares for $0.035 per share until September 30, 2007. 523,007 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 523,007 shares for $0.0470 per share until January, 2010.

(3)

Dr. Roy Queen – 2,877,545 Shares

2,544,212 of these shares are held in the name of Dr. Queen, 333,333 of these shares are held in the name of Drin Holdings Ltd., which is solely owned by Dr. Queen

 (4)

Bernd Reuscher – 4,674,008  Shares

991,622 of these shares are held in the name of Bernd Reuscher, 2,825,000 of these shares are held in the name of MBR Venture Corp. of which Mr. Reuscher is the sole officer and Director, Bernd Reuscher is part owner of 989939 Alberta Ltd.  with a share position of (1,714,772) shares, 857,386 of which is owned by Mr. Reuscher*(50% is owned by Mr. Reuscher and 50% is owned by Mr. Mac Donald),

(5)

Kim Law 927,295 Shares

301,000 of these shares are held in the name of Kim Law, 142,500 of these shares are held in the form of stock options giving Mr. Law the right to purchase up to 142,500 shares for $0.14 per share until September 30, 2007. 483,795 of these shares are held in the form of stock options giving Mr. Law the right to purchase up to 483,795 shares for $0.0470 per share until January, 2010.

(6)

Sonia Goeseels- 1,177,045 - Shares

750 of these shares are held in the name of Sonia Goeseels, 142,500 of these shares are held in the form of stock options giving Ms. Goeseels the right to purchase up to 142,500 shares for $0.14 per share until September 30, 2007, 550,000 of these shares are in 1035760 Alberta Ltd, a numbered Company wholly owned by Ms. Goeseels. 483,795 of these shares are held in the form of stock options giving Ms. Goeseels the right to purchase up to 483,795 shares for $0.0470 per share until January, 2010.

(7)

Jack (John) Thomson – 375,000 Shares

225,000 of these shares are held in the name of John AP Thomson & Diana Thomson. 150,000 of these shares are held in the name of John Jack Thomson

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS

Exhibits - See attached list of exhibits following signature page.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Miller & McCollom, Certified Public Accountants for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Miller & McCollom, Certified Public Accountants, in connection with statutory and regulatory filings or engagements were $22,550 for the fiscal year ended 2004 and $20,950 for the fiscal year ended 2003.

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2004and 2003.

Tax Fees

There were no fees for tax compliance, tax advice, and tax planning for the fiscal year ended 2004 and 2003.

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

April 15, 2005

By: /s/ Kim Law

Name:

Kim Law

Title:

Principal Financial and Accounting Officer

Date:

April 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Douglas N. Mac Donald

Name:

Douglas N. Mac Donald

Title:

President and Board of Directors

Date:

April 15, 2005

By: /s/ Robert L. Robins

Name:

Robert L. Robins

Title:

Board of Directors

Date:

April 15, 2005

By: /s/ Bernd Reuscher

Name:  Bernd Reuscher

Title:

Board of Directors

Date:

April 15, 2005

By: /s/ Roy L. Queen

Name:

Roy L. Queen

Title:

Board of Directors

Date:     April 15, 2005

By: /s/ Kim Law

Name:

Kim Law

Title:

Board of Directors

Date:

April 15, 2005

By: /s/ Jack Thomson

Name:

Jack Thomson

Title:

Board of Directors

Date:

April 15, 2005

Exhibit Number	Description	Reference
3.1(i)(a)	Articles of Incorporation filed and all amendments thereto filed with the Secretary of the State of Colorado July 21, 1998	*
3.1(i)(b)	Articles of Amendment with the Colorado Secretary of State dated March 29, 2005.	Filed herewith
3(ii)(a)	By-Laws of Westsphere Asset Corporation, Inc.	*
3(ii)(b)	By-Laws of Vencash Capital Corporation	*
4	Specimen Stock Certificate	*
10.1	Agreement dated December, 1998 by and between Westsphere Asset Corporation, Inc. and 3 Ocean Investment Corporation	*
10.2	Share Exchange Agreement dated December 7, 1998 by and between Westsphere Asset Corporation, Inc. Mac Donald Venture Corporation, Mr. Joseph Bowser and Mr. Robert L. Robins	*
10.3	Sample Conversion Agreement by and among Westsphere Asset Corporation, Inc. and various shareholders of Vencash Capital Corporation	*
10.4	ABS Processing Agreement dated October 28, 19988 by and between Vencash Capital Corporation and TNS Smart Network Inc.	*
10.5	Agreement dated June 24, 1999 by and between Vencash Capital Corporation and TCS (Canada) Limited	*
10.6	Sample Convertible Debenture issued by Westsphere Asset Corporation, Inc. in connection with the offering of $105,600 convertible debentures	*

10.7	Sample Loan Agreement and Promissory Note between Westsphere Asset Corporation, Inc. and various investors	*
31.1	Section 302 Certification – Chief Executive Officer	Filed herewith
31.2	Section 302 Certification – Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer	Filed herewith

*

Previously filed on Form 10-SB December 1, 2000 File No. 0-32051.