Form 10-Q
period 2005-03-31
WESTSPHERE ASSET CORP INC
filed 2005-05-16
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

1,768,683 shares of Common Stock, no par value, as of  May 13, 2005.

Transitional Small Business Disclosure Format
(check one): Yes                No X

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO THE FORM 10-QSB

For the quarterly period ended March 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASSETS	March 31, 2005 (Unaudited)	December 31, 2004 (Note 1)

Cash	$207,944	$184,944
Accounts receivable, net	255,501	174,759
Accounts receivable – related parties	4,587	4,660
Inventory	281,695	134,629
Prepaid expense and deposit	47,208	55,823
Current portion of mortgage receivable	46,339	46,819
Total current assets	843,274	601,634

Property and equipment, net	339,932	349,059
Intellectual property	282,503	285,631
Mortgage receivable	153,279	174,355
Future tax benefits	44,189	44,648

Total assets	$1,663,177	$1,455,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$703,283	$430,433
Accounts payable, related parties	101,146	102,195
Total current liabilities	804,429	532,628

Shareholder loans	356,826	374,243
Bank loan	109,050	123,252
Convertible debentures	119,096	120,332
Non-current lease obligation	6,316	7,889
Total liabilities	1,395,717	1,158,344

Minority interest in subsidiaries	(3,028)	2,531

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 75,000,000 shares, no par value; 1,768,683 shares issued and outstanding at March 31, 2005 and 1,731,183 at December 31, 2004	1,731,689	1,685,063
Accumulated other comprehensive income	117,173	122,371
Accumulated deficit	(1,578,374)	(1,512,982)
Total stockholders’ equity	270,488	294,452

Total liabilities and stockholders’ equity	$1,663,177	1,455,327

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	2005	2004
Revenue -
Equipment and supplies	$96,971	$84,691
Residual and interchange income	791,787	555,096
Other	17,654	20,970
Total revenue	906,412	660,757

Cost of sales -
Equipment and supplies	100,862	77,792
Residual and interchange costs	455,715	293,814
Commissions	1,447	3,376
Other	29,641	3,942
Total cost of sales	587,665	378,924

Gross profit	318,747	281,833

Administrative expenses -
Depreciation and amortization	23,590	22,387
Consulting fees	36,186	24,935
Legal and accounting fees	13,620	6,688
Salaries and benefits	144,465	159,172
Travel, delivery and vehicle expenses	32,619	19,135
Other	122,912	98,623
Total administrative expenses	373,392	330,940

Income (loss) from operations	(54,645)	(49,107)

Other income -
Interest income	2,878	4,342
Interest expense	(11,722)	(18,346)
Loss on asset sales	(1,903)	—

Net income (loss) before income taxes	(65,392)	(63,111)

Provision for income taxes	—	—

Net income (loss)	$(65,392)	$(63,111)

Net income per common share	$(.04)	$(.04)

Weighted number of shares outstanding	1,749,933	1,482,578

Other comprehensive income:
Net income (loss)	$(65,392)	$(63,111)
Foreign currency translation adjustment	(5,198)	(7,853)
Total comprehensive income	$(70,590)	$(70,964)

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net (loss) from operations	$(65,392)	$(63,111)
Reconciling adjustments -
Common shares issued for expenses	—	7,313
Depreciation and amortization	22,588	29,505
Other non-cash transactions	(3,869)	1,513
Changes in operating assets and liabilities
Accounts receivable	(81,951)	10,400
Inventory	(147,441)	36,328
Prepaid expenses and other	7,987	246
Accounts payable and accrued liabilities	275,388	10,999
Net cash provided by (used for) operations	7,310	33,193

Cash flows from investing activities:
Purchase of equipment	(23,156)	(18,255)
Disposal of equipment	6,267	—
Collection on loans receivable	19,155	17,202
Net cash provided by (used for) investing activities	2,266	(1,053)

Cash flows from financing activities:
Issuance of debt	—	7,587
Repayment of debt	(27,813)	(18,084)
Exercise of options	42,835	—
Net cash provided by financing activities	15,022	(10,497)

Foreign currency translation adjustment	(1,598)	(1,840)
Net change in cash and cash equivalents	23,000	19,803
Cash and cash equivalents at beginning of period	184,944	91,398
Cash and cash equivalents at end of period	$207,944	$111,201

Supplemental schedule of cash flow information
Interest paid in cash	$982	$—
Income taxes paid in cash	$—	$—

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

WESTSPHERE ASSET CORPORATION, INC.

Notes to Financial Statements

March 31, 2005 and 2004

(Unaudited)

Note 1 – Financial Statements

The accompanying consolidated financial statements included herein have been prepared by Westsphere Asset Corporation, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Westsphere Asset Corporation, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Westsphere Asset Corporation, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

Note 2 – Common Stock

During the three months ended March 31, 2005, the received $45,000 for the exercise of options to purchase 37,500 shares of common stock.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Current Corporate Structure – March 31, 2005

WESTSPHERE ASSET CORPORATION, INC.

Subsidiaries

Subsidiaries                                  Investments

VenCash Capital Corporation	Westsphere Development Corporation	Camrose Convention Inn Inc
.
100%	100%	10%
“Active”	“Inactive”	“Inactive”

Westsphere Financial Group	Westsphere Entertainment Corporation Ltd.

100%	100%
“Active”	“Inactive”

Westsphere Systems Inc.	Trac POS Processing Inc.

100%	56%
“Active”	“Inactive”

E Debit International Inc.	Cash Direct Financial Services Ltd.

100%	100%
“Inactive”	“Active”

Westsphere POS Services Ltd	Cash Direct Financial Services Ltd.

100%	51%
“Active”	“Active”

Kan-Can Resorts Ltd.	1105725 Alberta Ltd.
o/a Personal Financial Solutions
99%	51% owned by Cash Direct Financial Services Ltd .
“Active”	“Active”

Westsphere Capital Group Ltd.	Active = with business activity
100%	Inactive = no business activity
“Active”

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

Plan of Operations

During the three (3) month period of operations ended March 31, 2005, Westsphere and its subsidiaries generated a net loss from operations of $65,392, while a net loss from operations of $63,111 was realized for the same period from the previous year. The total revenue earned during the first quarter of year 2005 increased by $245,655 to $906,412 from total revenue earned during the same period from the previous year of $660,757. This increase in revenue was primarily due to increase in residual and interchange income.  The increase in residual and interchange income was due to increase in placement of ATMs.

Westsphere's gross margin during the first quarter of year 2005 decreased to 35% from gross margin during the same period from the previous year of 43%.  Most of such decrease was caused by a decrease in gross margin of residual and interchange income from the previous year 2004 of 47% to 42% during the first quarter of year 2005, which was primarily due to a reduction in profit for the new placement program.  Other cost of sales also increased from the period of year 2004 of $3,942 to $29,641 during the first quarter of year 2005, which was due to increase in costs for the new placement program such as freight, telephone line for ATM, and installation.  Westsphere's total administrative expenses for the first quarter of year 2005 increased by $42,452 to $373,392 from the previous year of $330,940.  Most of such increase was caused by an increase in other expenses from the previous year 2004 of $98,623 to $122,912 during the first quarter of year 2005, which was primarily due to increase in office lease expense and insurance for ATM.   Travel, delivery and vehicle expenses also increased from the period of year 2004 of $19,135 to $32,619 during the first quarter of year 2005, which was due to increase in travel costs for the new placement program and other marketing program.  These increases were partially offset by a decrease in salaries and benefits from the previous year 2004 from $159,172 to $144,465 during the first quarter of year 2005, which was due to restructure and reorganization of the company last year.

Westsphere and its subsidiaries currently generate sufficient cash flow to cover all of its consolidated operating expenses. The restructuring and reorganizing of Vencash’s infrastructure is completed at the end of first quarter of year 2005.

In order to grow Westsphere's businesses of ATM machines, financing/leasing and POS machines, Westsphere is dependent upon private placements, loans and/or joint venture arrangements. Westsphere's profit is expected to be generated by the surcharges collected from ATM machines, the sale of ATM machines, sale of POS machines and the collection of finance/lease charges.

To this date 985 sites are being processed by Data West and Calypso.

Changes in Financial Position

During the three (3) month period ended March 31, 2005, Westsphere's total assets increased to $1,663,177 from $1,455,327 as at December 31, 2004.  This increase is primarily due to an increase in accounts receivable and inventory. The increase in accounts receivable is caused by a promissory note of $22,180 which is given to a contractor for supplying vault cash, taxes receivable of $23,613, and an increase in general receivables of $34,949.   The increase in inventory is caused by the purchase of inventory for resale/lease and upgrade kits for ATMs which are required by Calypso in order to comply with Visa requirements.

As of March 31, 2005, Westsphere’s current liabilities totaled $804,429 and consisted of accounts payable of $263,570 to suppliers for the purchase of ATM machines and POS machines, $153,386 due for return of surcharge and interchange fees, $15,096 due for unearned revenue and $372,377 due for office expense, equipment leases, and various other general fees and charges, and accounts payable to related parties for $63,400 due for officers and directors bonuses payable from year 2002, $28,541 due for consulting fee from an officer, and $9,205 due for related companies.  Long-term liabilities as at March 31, 2005 consist of $119,096 in convertible debentures, $356,826 in shareholders loan, a bank loan in the amount of $109,050 and non-current lease obligations of $6,316.

Shareholders' equity as of March 31, 2005 was $270,488, inclusive of an accumulated loss from operations of $1,578,374, as compared to shareholders equity of $294,452 as of December 31, 2004. The decrease in shareholders equity was due primarily to an increase in accumulated deficit of $65,392.  The decrease is partially offset against the issuance of 37,500 new common stocks valued at $45,000 from the three directors whom exercise their stock options.  Total issued and outstanding share capital as of the period ended March 31, 2005 was 1,768,683 common shares as compared to a total of 1,731,183 common shares as of December 31, 2004.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2005, the Company had working capital of $38,845 and Stockholders' Equity of $270,488 compared with working capital of $69,006 and Stockholders' Equity of 294,452 as of December 31, 2004. The Company’s working capital has decreased principally as a result of an increase in accounts payable from $430,433 to $703,283, and partially offset against an increase in accounts receivable by $80,742 and inventory by $147,066.  Stockholders' Equity decreased as a result of the increased in accumulated deficit of $65,392 and partially offset against the issuance of 37,500 new common stocks valued at $45,000 from the three directors whom exercise their stock options.  Additionally, the Company anticipates a significant cost savings as a result of the restructure and reorganize of its group of companies’ infrastructure in the remainder of this year to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements.

Financing activities during the three months period resulted in the use of net cash of 15,022, which was caused by the repayment of $27,813 in debt and the issuance of new common stocks in the amount of $42,835. The Company’s consolidated operations provided $7,310 in net cash, compared to the use of net cash in the amount of positive $33,193 during the same period from the previous year. This decrease in cash flow from operations was the result of an increase in accounts receivable of $81,951 (compared to a decrease of $10,400 in 2004), a decrease in depreciation and amortization to $22,588 (compared to $29,505 in 2004), and an increase in inventory to $147,441 (compared to a decrease of $36,328 in 2004), which partially offset against an increase in accounts payable to $275,388.

Liquidity

The Company anticipates it has sufficient funds over the next twelve months to meet its operation needs. The Company as of May 15, 2005 has $117,211 in cash and will not have to raise additional funds to meet its operational needs for the next twelve months.  However, the Company intends to raises $1 million to fund its plans for growth of its subsidiaries. Such amount would allow Vencash Capital to purchase and place an additional 330 automated teller machines. The Company has not yet made any determination whether it will attempt to obtain equity or debt financing or any other terms, which will be dependent on a variety of factors.   As of the filing of this report, the Company has sufficient funds to meet its existing revenue shortfall for the funding of its consolidated operations. The Company anticipates revenues generated from its sales of equipments and supplies and residual and interchange income will greatly reduce the requirement for additional funding; however, we cannot be certain the Company will be successful in achieving revenues from those operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Doug Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005 (the “Evaluation Date”).

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no changes since the filing of the 10K on December 31, 2004.

ITEM 2.  CHANGES IN SECURITIES

On February 23, 2005, the Company issued additional 37,500 common stocks valued at $45,000 to three directors whom exercise their stock options.  Of these shares, 15,000 shares were issued to Dr. L.R. (Roy) Queen, a director and shareholder of Westsphere, 15,000 shares were issued to Bernd Reuscher, a director and shareholder of Westsphere, and 7,500 shares were issued to Jack Thomson, a director and shareholder of Westpshere.

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

May 16,2005

By:   /s/ Kim Law

Name:  Kim Law

Title:

Principal Financial Officer and Accounting Officer

Date:

May 16,2005

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

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

10.9	Agreement dated April 1, 2003 between Douglas MacDonald and Westsphere Asset Corporation	Incorporated by reference to the Exhibits filed with the Registrant’s quarterly report on Form 10-QSB for the period ended September 30, 2003.
10.10	Agreement dated April 1, 2003 between Vencash Capital Corporation, Douglas MacDonald and MacDonald & Associates Gaming Specialists Inc.	Incorporated by reference to the Exhibits filed with the Registrant’s quarterly report on Form 10-QSB for the period ended September 30, 2003.
10.11	Agreement dated April 1, 2003 between Westsphere Financial Group Ltd., Douglas MacDonald and MacDonald & Associates Gaming Specialists Inc.	Incorporated by reference to the Exhibits filed with the Registrant’s quarterly report on Form 10-QSB for the period ended September 30, 2003.
31.1	Rule 12aq-14(a)/15D-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 12aq-14(a)/15D-14(a) Certification of the Chief Financial Officer	Filed herewith
32.1	Certification Chief Executive Officer pursuant to 18USC Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Chief Financial Officer pursuant to 18USC Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
3.1(i)(c)	Amendment to the Articles of Incorporation filed with the Secretary of the State of Colorado March 29, 2005	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2004
31.1	Rule 12aq-14(a)/15D-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 12aq-14(a)/15D-14(a) Certification of the Chief Financial Officer	Filed herewith
32.1	Certification Chief Executive Officer pursuant to 18USC Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Chief Financial Officer pursuant to 18USC Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Endnotes