Form 10QSB
period 2005-06-30
WESTSPHERE ASSET CORP INC
filed 2005-08-15
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commissions file number 0-32051

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

1,768,685 shares of Common Stock, no par value, as of July 26, 2005.

Transitional Small Business Disclosure Format
(check one): Yes                No X

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO THE FORM 10-QSB

For the quarterly period ended June 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheet

ASSETS	June 30, 2005 (Unaudited)	December 31, 2004 (Note 1)
Current Assets:
Cash	$225,017	$184,944
Accounts receivable, net	173,351	174,759
Accounts receivable – related parties	8,119	4,660
Inventory	225,546	134,629
Prepaid expense and deposit	92,681	55,823
Current portion of mortgage receivable	45,909	46,819
Total current assets	770,623	601,634

Property and equipment, net	317,394	349,059
Intellectual property	279,688	285,631
Mortgage receivable	132,545	174,355
Future tax benefits	7,624	44,648

Total assets	$1,507,874	$1,455,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$750,103	$430,433
Accounts payable, related parties	90,786	102,195
Total current liabilities	840,889	532,628

Shareholder loans	232,421	374,243
Bank loan	95,055	123,252
Convertible debentures	117,991	120,332
Non-current lease obligation	4,781	7,889
Total liabilities	1,291,137	1,158,344

Minority interest in subsidiaries	(7,401)	2,531

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock - authorized 75,000,000 shares, no par value; 1,768,683 shares issued and outstanding at June 30, 2005 and 1,731,183 at December 31, 2004	1,733,291	1,685,063
Accumulated other comprehensive income	(114,791)	122,371
Accumulated deficit	(1,623,944)	(1,512,982)
Total stockholders’ equity	224,138	294,452

Total liabilities and stockholders’ equity	$1,507,874	1,455,327

	2005	2004
Revenue -
Equipment and supplies	$246,177	$176,617
Residual and interchange income	1,658,467	1,161,992
Other	36,899	40,525
Total revenue	1,941,543	1,379,134

Cost of sales -
Equipment and supplies	222,667	152,287
Residual and interchange costs	966,788	629,577
Commissions	2,709	6,418
Other	76,045	7,210
Total cost of sales	1,268,209	795,492

Gross profit	673,334	583,642

Administrative expenses -
Depreciation and amortization	47,471	47,300
Consulting fees	80,030	50,687
Legal and accounting fees	43,001	34,564
Salaries and benefits	301,837	274,486
Travel, delivery and vehicle expenses	71,302	45,583
Other	293,754	195,243
Total administrative expenses	837,395	647,243

Income (loss) from operations	(164,061)	(64,221)

Other income & expense -
Interest income	5,467	8,348
Interest expense	(21,624)	(31,776)
Gain on asset sales	67,942	—
Minority interest	1,313	7,701

Net income (loss) before income taxes	(110,963)	(79,948)

Provision for income taxes	—	—

Net income (loss)	$(110,963)	$(79,948)

Net (loss) per common share	$(.08)	$(.05)

Weighted number of shares outstanding	1,756,183	1,487,297

Other comprehensive income:
Net income (loss)	$(110,963)	$(79,948)
Foreign currency translation adjustment	(7,580)	(18,144)
Total comprehensive income	$(118,543)	$(98,092)

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Six Months Ended June 30,

(Unaudited)

	2005	2004
Revenue -
Equipment and supplies	$149,206	$91,926
Residual and interchange income	866,680	606,896
Other	19,245	19,555
Total revenue	1,035,131	718,377

Cost of sales -
Equipment and supplies	121,805	74,495
Residual and interchange costs	511,073	335,763
Commissions	1,262	3,042
Other	46,404	3,268
Total cost of sales	680,544	416,568

Gross profit	354,587	301,809

Administrative expenses -
Depreciation and amortization	23,881	24,913
Consulting fees	43,844	25,752
Legal and accounting fees	29,381	27,876
Salaries and benefits	157,372	115,314
Travel, delivery and vehicle expenses	38,683	26,448
Other	169,454	88,829
Total administrative expenses	462,615	309,132

Income (loss) from operations	(108,028)	(7,323)

Other income & expense -
Interest income	2,589	4,006
Interest expense	(9,902)	(13,430)
Gain on asset sales	69,845	—
Minority interest	(74)	—

Net income (loss) before income taxes	(45,570)	(16,747)

Provision for income taxes	—	—

Net income (loss)	$(45,570)	$(16,747)

Net (loss) per common share	$(.03)	$(.01)

Weighted number of shares outstanding	1,768,683	1,491,830

Other comprehensive income:
Net income (loss)	$(45,570)	$(16,747)
Foreign currency translation adjustment	(2,382)	(10,291)
Total comprehensive income	$(47,952)	$(27,038)

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Three Month ended June 30,

(Unaudited)

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statement of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net (loss) from operations	$(110,962)	$(79,948)
Reconciling adjustments -
Common shares issued for expenses	—	7,313
Depreciation and amortization	46,119	47,300
Gain on sale of assets	(69,845)	—
Other non-cash transactions	3,205	(3,824)
Minority interest	(9,760)	—
Changes in operating assets and liabilities
Accounts receivable	(25,405)	78,752
Inventory	(92,371)	7,612
Prepaid expenses and other	(37,471)	(38,406)
Accounts payable and accrued liabilities	349,858	41,945
Net cash provided by (used for) operations	53,368	60,744

Cash flows from investing activities:
Purchase of equipment	(22,811)	(104,129)
Disposal of equipment	6,173	59,029
Collection on loans receivable	37,941	33,631
Other investments	—	5,803
Net cash provided by (used for) investing activities	21,303	(5,666)

Cash flows from financing activities:
Issuance of debt	—	20,602
Repayment of debt	(54,849)	(34,980)
Exercise of options	42,196	—
Net cash provided by financing activities	12,653	(14,378)

Foreign currency translation adjustment	(21,945)	3,211
Net change in cash and cash equivalents	40,073	43,911
Cash and cash equivalents at beginning of period	184,944	91,398
Cash and cash equivalents at end of period	$225,017	$135,309

Supplemental schedule of cash flow information
Interest paid in cash	$6,128	$2,448
Income taxes paid in cash	$—	$—

Non-cash investing and financing activities:
Stock issued for minority interest in subsidiary	—	1,333
Stock issued to satisfy debt	—	48,059

WESTSPHERE ASSET CORPORATION, INC.

Notes to Financial Statements

June 30, 2005 and 2004

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

Note 2 – Common Stock

During the Six months ended June 30, 2005, the company received $45,000 for the exercise of options to purchase 37,500 shares of common stock.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Current Corporate Structure – June 30, 2005

WESTSPHERE ASSET CORPORATION, INC.

Subsidiaries CDN

     Subsidiaries CDN                                         Subsidiaries US

Vencash Capital Corporation	Trac POS Processing Inc.	Vencash Financial Systems Inc. (US)
100%	56%	100%
“Active”	“Active”	“Inactive”

Westsphere Systems Inc.	Cash Direct Financial Services Ltd.
100%	100%
“Active”	“Active”

E Debit International Inc.	105725 Alberta Ltd.
100%	o/a Personal Financial Solutions
“Inactive”	51% owned by Cash Direct Financial Services Ltd .
“Active”

Westsphere POS Services Ltd
100%
“Active”

Kan-Can Resorts Ltd.
99%
“Active”

Westsphere Capital Group Ltd.
100%
“Active”

Active = with business activity
Inactive = no business activity

Plan of Operations

During the three (3) month period of operations ended June 30, 2005, Westsphere and its subsidiaries generated a net loss from operations of $45,570, while a net loss from operations of $16,747 was realized for the same period from the previous year. The total revenue earned during the second quarter of year 2005 increased by $316,754 to $1,035,131 from total revenue earned during the same period from the previous year of $718,377. This increase in revenue was primarily due to increase in residual and interchange income.  The increase in residual and interchange income was due to increase in placement of ATMs.

Westsphere's gross margin during the second quarter of year 2005 decreased to 34.26% from gross margin during the same period from the previous year of 42.01%.  Most of such decrease was caused by a decrease in gross margin of residual and interchange income which was primarily due to a reduction in profit for the new placement program.  Other cost of sales also increased from the period of year 2004 of $3,268 to $46,404 during the second quarter of year 2005, which was due to increase in costs for the new placement program such as freight, telephone line for ATM, and installation.  Westsphere's total administrative expenses for the second quarter of year 2005 increased by $153,483 to $462,615 from the previous year of $309,132.  Most of such increase was caused by an increase in other expenses from the previous year 2004 of $88,829 to $169,454 which was primarily due to increase in office lease expense and insurance for ATM.  Salaries and benefits also increased from the period of year 2004 of $115,314 to $157,372 during the second quarter of year 2005 which was primarily due to hiring two staffs for IT department, two staffs for Service department, one receptionist and one junior accountant.  Travel, delivery and vehicle expenses also increased from the period of year 2004 of $26,448 to $38,683 during the second quarter of year 2005, which was due to increase in travel costs for the new placement program and other marketing program.

On April 1, 2005, Westsphere’s concluded its sales of subsidiaries Westsphere Financial Group Ltd., Westsphere Development Corporation and Westsphere Entertainment Corporation to an arm length parties.  Again on sale of assets was realized collectively total of $69,845.  The purpose is to remove no business activity company to reduce operating costs and audit fee.

Westsphere and its subsidiaries currently generate sufficient cash flow to cover all of its consolidated operating expenses.

In order to grow Westsphere's businesses of ATM machines, financing/leasing and POS machines, Westsphere is dependent upon a lease program provided by our major ATM supplier and concurrently dependent upon a private placements, loans and/or joint venture arrangements. Westsphere's profit is expected to be generated by the surcharges collected from ATM machines, the sale of ATM machines, sale of POS machines and the collection of finance/lease charges.

To this date 890 sites are being processed by Data West and Calypso.

Changes in Financial Position

During the six (6) month period ended June 30, 2005, Westsphere's total assets increased to $1,507,874 from $1,455,327 as at December 31, 2004.  This increase is primarily due to an increase in Cash, inventory and prepaid expense and deposit.  The increase in inventory is caused by the purchase of inventory for resale/lease and upgrade kits for ATMs.  The increase in prepaid expense and deposit is caused by a security deposit of $56,970 from an investor for the ATMs currently under the lease program provided by Westsphere’s subsidiary Vencash Capital Corporation.  The security deposit funds can be utilized for supplying vault cash to the ATMs under the lease program.  These increases were partially offset by a decrease in mortgage receivable of $41,810 and future tax benefits of $37,024.

As of June 30, 2005, Westsphere’s current liabilities totaled $840,889 and consisted of accounts payable of $260,004 to suppliers for the purchase of ATM machines and POS machines, $160,718 due for return of surcharge and interchange fees and $329,381 due for office expense, equipment leases, and various other general fees and charges, and accounts payable to related parties for $62,812 due for officers and directors bonuses payable from year 2002, $27,974 due for consulting fee from an officer.  Long-term liabilities as at June 30, 2005 consist of $117,991 in convertible debentures, $232,421 in shareholders loan, a bank loan in the amount of $95,055 and non-current lease obligations of $4,781.

Shareholders' equity as of June 30, 2005 was $224,138, inclusive of an accumulated loss from operations of $1,623,944, as compared to shareholders equity of $294,452 as of December 31, 2004. The decrease in shareholders equity was due primarily to an increase in accumulated deficit of $110,962.  The decrease is partially offset against the issuance of 37,500 new common stocks valued at $48,228 from the three directors whom exercise their stock options.  Total issued and outstanding share capital as of the period ended June 30, 2005 was 1,768,685 common shares as compared to a total of 1,731,183 common shares as of December 31, 2004.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2005, the Company had working capital of ($70,266) and Stockholders' Equity of $224,138 compared with working capital of $69,006 and Stockholders' Equity of $294,452 as of December 31, 2004. The Company’s working capital has decreased principally as a result of an increase in accounts payable from $430,433 to $750,103, a decrease in mortgage receivable of $41,810, decrease in future tax benefits of $37,024, an increase in inventory by $90,917 and an increase in prepaid deposit of $56,970.  There are no demands of repayment of accounts payable to related parties of $62,812 due to officers and directors bonuses payable from year 2002, $27,974 due for consulting fee from an officer.  Stockholders' Equity decreased as a result of the increased in accumulated deficit of $110,962 and partially offset against the issuance of 37,500 new common stocks valued at $48,228 from the three directors whom exercise their stock options.

Financing activities during the six months period resulted in the use of net cash of $12,653, which was caused by the repayment of $54,849 in debt and the issuance of new common stocks in the amount of $42,196. The Company’s consolidated operations provided $53,368 in net cash, compared to the use of net cash in the amount of positive $60,744 during the same period from the previous year. This decrease in cash flow from operations was the result of an increase in accounts receivable of $25,405 (compared to a decrease of $78,752 in 2004), an increase in inventory of $92,371 (compared to a decrease of $7,612 in 2004), and a gain on sale of assets of $69,845 (compared to $0 gain in 2004), which partially offset against an increase in accounts payable to $349,858.

Liquidity

The Company anticipates it has sufficient funds over the next twelve months to meet its operation needs. The Company as of August 12, 2005 has $102,087 in cash and will not have to raise additional funds to meet its operational needs for the next twelve months.  However, the Company intends to raise $1 million to fund its plans for growth of its subsidiaries. Such amount would allow Vencash Capital to purchase and place an additional 330 automated teller machines. The Company has not yet made any determination whether it will attempt to obtain equity or debt financing or any other terms, which will be dependent on a variety of factors.   As of the filing of this report, the Company has sufficient funds to meet its existing revenue shortfall for the funding of its consolidated operations. The Company anticipates revenues generated from its sales of equipments and supplies and residual and interchange income will greatly reduce the requirement for additional funding; however, we cannot be certain the Company will be successful in achieving revenues from those operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005 (the “Evaluation Date”).

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

ITEM 2.  CHANGES IN SECURITIES

On February 23, 2005, the Company issued additional 37,500 common stocks valued at $45,000 to three directors whom exercise their stock options.  Of these shares, 15,000 shares were issued to Dr. L.R. (Roy) Queen, a director and shareholder of Westsphere, 15,000 shares were issued to Bernd Reuscher, a director and shareholder of Westsphere, and 7,500 shares were issued to Jack Thomson, a director and shareholder of Westsphere.

Each of the foregoing issuances of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption there from is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

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

August 15, 2005

By:   /s/ Kim Law

Name:  Kim Law

Title:

Principal Financial Officer and Accounting Officer

Date:

August 15, 2005

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