Form 10QSB
period 2005-09-30
WESTSPHERE ASSET CORP INC
filed 2005-11-17
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

1,215,721 shares of Preferred Stock, no par value, as of October 19, 2005.

621,939 shares of Common Stock, no par value, as of October 19, 2005.

Transitional Small Business Disclosure Format
(check one): Yes                No X

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO THE FORM 10-QSB

For the quarterly period ended September 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheet

ASSETS	September 30, 2005 (Unaudited)	December 31, 2004 (Note 1)

Cash	$322,782	$184,944
Accounts receivable	200,359	174,759
Accounts receivable – related parties	3,135	4,660
Inventory	362,332	134,629
Prepaid expense and deposit	36,828	55,823
Current portion of mortgage receivable	48,158	46,819
Total current assets	973,594	601,634

Property and equipment, net	329,866	349,059
Intellectual property	293,192	285,631
Mortgage receivable	118,566	174,355
Future tax benefits	7,997	44,648

Total assets	$1,723,215	$1,455,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$943,012	$430,433
Accounts payable, related parties	67,300	102,195
Total current liabilities	1,010,312	532,628

Shareholder loans	224,454	374,243
Bank loan	85,887	123,252
Convertible debentures	123,773	120,332
Non-current lease obligations	3,465	7,889
Total liabilities	1,447,891	1,158,344

Minority interest in subsidiaries	—	2,531

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized 75,000,000 shares, 1,215,721 shares issued and outstanding at September 30, 2005	1,182,897	—
Common stock - authorized 75,000,000 shares, no par value; 621,937 shares issued and outstanding at September 30, 2005 and 1,731,183 at December 31, 2004	569,294	1,685,063
Accumulated other comprehensive income	112,817	122,371
Accumulated deficit	(1,589,684)	(1,512,982)
Total stockholders’ equity	275,324	294,452

Total liabilities and stockholders’ equity	$1,723,215	1,455,327

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Nine Months Ended September 30,

(Unaudited)

	2005	2004
Revenue -
Equipment and supplies	$351,416	$296,970
Residual and interchange income	2,693,002	1,945,470
Other	66,187	59,193
Total revenue	3,110,605	2,301,633

Cost of sales -
Equipment and supplies	298,953	281,432
Residual and interchange costs	1,613,437	1,063,256
Commissions	4,314	7,647
Other	119,579	14,395
Total cost of sales	2,036,283	1,366,730

Gross profit	1,074,322	934,903

Administrative expenses -
Depreciation and amortization	72,573	74,139
Consulting fees	118,485	81,383
Legal and accounting fees	46,346	43,952
Salaries and benefits	466,152	411,705
Travel, delivery and vehicle expenses	97,340	71,694
Other	390,789	270,456
Total administrative expenses	1,191,685	953,329

Income (loss) from operations	(117,363)	(18,426)

Other income & expense -
Interest income	7,931	12,316
Interest expense	(35,211)	(47,951)
Gain on asset sales	67,942	—

Net income (loss) before income taxes	(76,701)	(54,061)

Provision for income taxes	—	—

Net income (loss)	$(76,701)	$(54,061)

Net income per common share	$(.07)	$(.04)

Weighted number of shares outstanding	1,152,310	1,548,251

Other comprehensive income:
Net income (loss)	$(76,701)	$(104,109)
Foreign currency translation adjustment	(9,554)	125,145
Total comprehensive income	$(86,255)	$21,036

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Three Month ended September 30,

(Unaudited)

	2005	2004
Revenue -
Equipment and supplies	$105,239	$120,352
Residual and interchange income	1,034,534	783,478
Other	29,288	18,668
Total revenue	1,169,061	922,498

Cost of sales -
Equipment and supplies	76,286	129,145
Residual and interchange costs	646,650	433,679
Commissions	1,605	1,228
Other	43,534	7,185
Total cost of sales	768,075	571,237

Gross profit	400,986	351,261

Administrative expenses -
Depreciation and amortization	25,102	26,839
Consulting fees	38,455	30,695
Legal and accounting fees	3,345	9,388
Salaries and benefits	164,315	137,219
Travel, delivery and vehicle expenses	26,039	26,111
Other	98,348	83,004
Total administrative expenses	355,604	313,256

Income (loss) from operations	45,382	38,005

Other income & expense -
Interest income	2,465	3,968
Interest expense	(13,587)	(16,175)
Gain on asset sales		—

Net income (loss) before income taxes	34,260	25,798

Provision for income taxes		—

Net income (loss)	$34,260	$25,798

Net income per common share	$.07	$.02

Weighted number of shares outstanding	554,687	1,613,925

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statement of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net (loss) from operations	$(76,701)	$(54,061)
Reconciling adjustments -
Common shares issued for expenses	—	7,313
Depreciation and amortization	73,284	74,139
Gain on sale of assets	(72,184)	—
Other non-cash transactions	2,434	4,502
Changes in operating assets and liabilities
Accounts receivable	(39,031)	94,898
Inventory	(217,797)	(18,608)
Prepaid expenses and other	20,035	(20,381)
Accounts payable and accrued liabilities	500,645	44,618
Net cash provided by (used for) operations	190,685	132,420

Cash flows from investing activities:
Purchase of equipment	(49,881)	(101,975)
Disposal of equipment	12,722	44,788
Collection on loans receivable	59,132	53,728
Net cash provided by (used for) investing activities	21,973	(3,459)

Cash flows from financing activities:
Exercise of options	43,609	—
Issuance of debt	—	20,602
Repayment of debt	(90,480)	(48,455)
Net cash provided by financing activities	(46,871)	(27,853)

Foreign currency translation adjustment	(27,949)	(13,805)
Net change in cash and cash equivalents	137,837	87,303
Cash and cash equivalents at beginning of period	184,944	91,398
Cash and cash equivalents at end of period	$322,781	$178,700

Supplemental schedule of cash flow information
Interest paid in cash	$12,845	$11,358
Income taxes paid in cash	$—	$—

Non-cash investing and financing activities:
Stock issued for interest in subsidiary	—	140,625
Stock issued to satisfy debt	17,244	11,977

WESTSPHERE ASSET CORPORATION, INC.

Notes to Financial Statements

September 30, 2005 and 2004

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

Note 2 – Common Stock

During the three months ended June 30, 2005, the company received $45,000 for the exercise of options to purchase 37,500 shares of common stock.

During the three month ended September 30, 2005, the Company exchanged 68,975 shares of stock in payment of accounts payable, valued at the fair value of the stock on the date exchanged.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Current Corporate Structure – September 30, 2005

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
“Active”

Westsphere POS Services Ltd
100%
“Active”

Kan-Can Resorts Ltd.
99%
“Active”

Westsphere Capital Group Ltd.
100%
“Active”

Active = with business activity
Inactive = no business activity

Plan of Operations

During the three (3) month period of operations ended September 30, 2005, Westsphere and its subsidiaries generated a net income from operations of $34,260, while a net income from operations of $25,798 was realized for the same period from the previous year. The total revenue earned during the third quarter of year 2005 increased by $246,563 to $1,169,061 from total revenue earned during the same period from the previous year of $922,498. This increase in revenue was primarily due to increase in residual and interchange income.  The increase in residual and interchange income was due to increase in placement of ATMs.

Westsphere's gross margin during the third quarter of year 2005 decreased to 34.30% from gross margin during the same period from the previous year of 38.08%.  Most of such decrease was caused by a decrease in gross margin of residual and interchange income which was primarily due to a reduction in profit for the new placement program.  Other cost of sales also increased from the period of year 2004 of $7,185 to $43,534 during the third quarter of year 2005, which was due to increase in costs for the new placement program such as freight, telephone line for ATM, and installation.  Westsphere's total administrative expenses for the third quarter of year 2005 increased by $42,348 to $355,604 from the previous year of $313,256.  Most of such increase was caused by an increase in salaries and benefits from previous year 2004 of $137,219 to $164,315 during the third quarter of year 2005 which was primarily due to hiring two staffs for IT department, two staffs for Service department, one receptionist and one junior accountant.

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

To this date 904 sites are being processed by Open Solutions and Calypso.

Changes in Financial Position

During the nine (9) month period ended September 30, 2005, Westsphere's total assets increased to $1,723,215 from $1,455,327 as at December 31, 2004.  This increase is primarily due to an increase in Cash and inventory.  The increase in inventory is caused by the purchase of inventory for resale/lease and upgrade kits for ATMs.

As of September 30, 2005, Westsphere’s current liabilities totaled $1,010,312 and consisted of accounts payable of $382,491 to suppliers for the purchase of ATM machines and POS machines, $203,341 due for return of surcharge and interchange fees, $48,643 due for unearned revenue, $308,537 due for office expense, equipment leases, and various other general fees and charges, and accounts payable to related parties for $67,300 due for officers and directors bonuses payable from year 2002.  Long-term liabilities as at September 30, 2005 consist of $123,773 in convertible debentures, $224,454 in shareholders loan, a bank loan in the amount of $85,887 and non-current lease obligations of $3,465.

Shareholders' equity as of September 30, 2005 was $275,324, inclusive of an accumulated loss from operations of $1,589,684, as compared to shareholders equity of $294,452 as of December 31, 2004. The decrease in shareholders equity was due primarily to an increase in accumulated deficit of $76,702.  The decrease is partially offset against the issuance of 68,975 new common stocks valued at $17,244 for debt settlement on accounts payable.  Total issued and outstanding share capital as of the period ended September 30, 2005 was 1,772,132 common shares as compared to a total of 1,731,183 common shares as of December 31, 2004.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2005, the Company had working capital of negative $36,718 and Stockholders' Equity of $275,324 compared with working capital of $69,006 and Stockholders' Equity of $294,452 as of December 31, 2004.  The Company’s working capital has decreased principally as a result of an increase in accounts payable from $430,433 to $943,012, a decrease in mortgage receivable of $55,789, decrease in future tax benefits of $36,651, an increase in inventory by $227,703, and an increase in cash of $137,838.  There are no demands of repayment of accounts payable to related parties of $67,300 due to officers and directors bonuses payable from year 2002.  Stockholders' Equity decreased as a result of the increased in accumulated deficit of $76,702 and partially offset against the issuance of 68,975 new common stocks valued at $17,244 for debt settlement on accounts payable.

Financing activities during the nine months period resulted in the use of net cash of negative $46,871, which was caused by the repayment of $90,480 in debt and the issuance of new common stocks in the amount of $43,609. The Company’s consolidated operations provided $190,685 in net cash, compared to the use of net cash in the amount of $132,420 during the same period from the previous year. This increase in cash flow from operations was the result of an increase in accounts payable of $500,645, a gain on sale of assets of $72,184, and partially offset against an increase in inventory of $217,797.

Liquidity

The Company anticipates it has sufficient funds over the next twelve months to meet its operation needs. The Company as of November 14, 2005 has $168,387 in cash and will not have to raise additional funds to meet its operational needs for the next twelve months.  However, the Company intends to raise $1 million to fund its plans for growth of its subsidiaries. Such amount would allow Vencash Capital to purchase and place an additional 330 automated teller machines. The Company has not yet made any determination whether it will attempt to obtain equity or debt financing or any other terms, which will be dependent on a variety of factors.   As of the filing of this report, the Company has sufficient funds to meet its existing revenue shortfall for the funding of its consolidated operations. The Company anticipates revenues generated from its sales of equipments and supplies and residual and interchange income will greatly reduce the requirement for additional funding; however, we cannot be certain the Company will be successful in achieving revenues from those operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005 (the “Evaluation Date”).

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

On September 30, 2005, the Company issued additional 68,975 common stocks valued at $17,244 to three related companies that are owned by three directors for debt settlement on accounts payable.  Of these shares, 11,496 shares were issued to 797320 Alberta Ltd., 45,983 shares were issued to 989939 Alberta Ltd., and 11,496 shares were issued to Transual Trade.

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

November 15, 2005

By:   /s/ Kim Law

Name:  Kim Law

Title:

Principal Financial Officer and Accounting Officer

Date:

November 15, 2005

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

4