Form 10KSB
period 2005-12-31
WESTSPHERE ASSET CORP INC
filed 2006-04-21
CIK 1129120

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

75,000,000 Common Stock, No Par Value

 (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.                  _x____       Yes       _____ ___   No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      x            Yes          _________No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  __X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule  12b-2 of the Exchange Act)               _____   Yes           _____X_____No

State issuer's revenues for its most recent fiscal year:  $4,524,564

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$215,589.00 as of March 31, 2006,

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, and preferred equity, as of the latest practicable date: 551,702 common shares and 1,285,958 preferred shares as of March 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2005.

Transitional Small Business Disclosure Format (Check one): _________Yes

____x_____No

TABLE OF CONTENTS

PART I

4

ITEM 1.  DESCRIPTION OF BUSINESS

4

ITEM 2.  DESCRIPTION OF PROPERTIES.

15

ITEM 3.  LEGAL PROCEEDINGS

16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE  OF

                 SECURITY HOLDERS

16

PART II

17

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED

                 STOCKHOLDER MATTERS

17

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR

                 PLAN OF OPERATION

18

ITEM 7.  FINANCIAL STATEMENTS…………………………………………F-1 – F-15

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH

                ACCOUNTANTS ON ACCOUNTING AND

                FINANCIAL DISCLOSURE

22

PART III

23

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS

                 AND CONTROL PERSONS; COMPLIANCE WITH

                 SECTION 16(A) OF THE EXCHANGE ACT

23

ITEM 10. EXECUTIVE COMPENSATION

30

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

                  OWNERS AND MANAGEMENT

32

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED

                  TRANSACTIONS

36

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

36

ITEM 14. CONTROLS AND PROCEDURES

36

SIGNATURES

37

INDEX OF EXHIBITS FILED HEREWITH

38

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Description and Development of Business

Unless otherwise noted, all dollar references are in U.S. Dollars.

On July 21, 1998, Westsphere Asset Corporation, Inc., a Colorado corporation was incorporated under the laws of the State of Colorado, under the name of Newslink Networks TDS, Inc. On April 23, 1999, the Corporation changed its name to “Westsphere Asset Corporation, Inc.”  Westsphere Asset Corporation is referred to herein as “Westsphere”, “the Corporation” “we” and “our”.

Since 2000, the Corporation’s business focus has been on opportunities afforded in the “non-conventional banking industry” and sought out opportunities available to the Corporation that through acquisitions of equity positions within operating corporations or the establishment of wholly owned subsidiary companies that would assist in the asset growth of the Corporation particularly those opportunities afforded by Vencash Capital Corporation.

 “Non-Conventional Banking Business” is described as business related activities which would be normally associated in Canada with a registered chartered bank or bank affiliated financial institution but is privately owned and operated and not affiliated with a Canadian Chartered Bank.

Westsphere has no ongoing business operations other then acting as a holding Corporation.

General Description and Development of Subsidiary Corporation Business

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

On December 7, 1998, the Corporation executed a share exchange with Mac Donald Venture Corporation, Mr. Joseph Bowser and Mr. Robert L. Robins to exchange a total of 4,800,000 shares of the Corporation’s common stock in exchange for a 33% interest in Vencash Capital. The share exchange included the assignment of a promissory note in the amount of $3,480 ($6,000 CDN).  The exchange of shares was completed on December 12, 1998.  See “Certain Relationships and Related Party Transactions”.

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

Vencash Capital maintains offices at 2140 Pegasus Way N.E., Calgary, AB T2E 8M5.  As of December 31, 2005, Vencash Capital has sites located nationally across Canada and holds under management 925 automated teller machines (“ATMs”) sites in Canada, most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes.  A “site” is described as a location where an ATM has been placed, and has contracted with Vencash Capital to provide monitoring, reporting and distribution of financial surcharge transaction revenues.

Of the 925 ATM’s sites managed by Vencash, 138 are owned by Vencash Capital and Westsphere Capital Group and the balance are owned by private purchases or investors.  Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada and presently has two distributors in the Maritime region in Canada, three independent distributors in the Metro Toronto area of Ontario, Canada, two distributors in the Province of Saskatchewan, one distributor in Kamloops, British Columbia and one distributor in the Greater Vancouver, British Columbia area.

Vencash head office operations are located in Calgary, Alberta with several contracted sales persons and three service and system technicians.

The expansion of the present operations of Vencash Capital have allowed for some horizontal integration of other opportunities for the Corporation to supply financial services and packages, which have been  marketed in conjunction with the ATM placement network.  (See “-Business of Vencash Capital Corporation” below.)

VENCASH FINANCIAL CORPORATION

On September 23, 1998, Vencash Capital incorporated a wholly owned subsidiary, Vencash Financial Corporation ("Vencash Financial"), as a federal corporation under the laws of Canada, in order to secure and protect the "Vencash" name in all Provincial jurisdictions in Canada.  Vencash Financial conducts no actual business activities.

WESTSPHERE FINANCIAL GROUP LTD.

On May 18, 1999, Westsphere formed a wholly owned subsidiary, Westsphere Financial Group Ltd., to lease/sell ATMs to Vencash Capital clients, lease/sell/inject/activate POS unit to/for TRAC clients. On November 15, 2004 negotiations regarding the sale of the business operations of Westsphere Financial Group Ltd. commenced with a closing date set for early 2005.  On January 18, 2005 CPM Financial Services Inc. entered into an agreement to acquired 100% interest in Westsphere Financial Group Ltd. with a closing date of April 1, 2005.

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

In a settlement of the legal proceeding between Kan Can and Alpine Resort Ltd., on December 5, 2001 Kan-Can Resorts Ltd. sold its head lease and all assets for total of $465,087 to Banff Gate Mountain Resort Association. The owners of Banff Gate Mountain Resort are some of the timeshare owners of Alpine Resort Ltd. The terms of the sale was a deposit of $106,844 and a six year loan of $358,243 at 4.25% per annum with monthly payments of $5,646 commencing on May 1, 2002.  Banff Gate Mountain Resort Association agreed to return 32% of Kan-Can Resorts Ltd. for cancellation and with the purchase of group of minority Kan-Can shareholders Westsphere has become a 99% owner of Kan-Can Resorts Ltd.

VENCASH POS SERVICES INC.

On May 09, 2003, Westsphere incorporated WESTSPHERE POS SERVICES LTD. under the laws of the Province of Alberta for the purpose of providing  sales and servicing for the point of sale market. "Point of Sale" is described as an electronic terminal that accepts bank debit cards and credit cards to pay by way of direct settlement to the retailers account from the customers banking or credit card provider on a daily basis for a purchase of goods or services. On January 04, 2006 WESTSPHERE POS SERVICES LTD changed its name to VENCASH POS SERVICES INC.

VENCASH POS SERVICES INC. has had no business activity to the date of this filing. (See "-Business of Vencash POS Services Inc.” - below.)

WESTSPHERE SYSTEMS INC.

On May 16, 2000, Westsphere incorporated Westsphere System Inc. under the laws of the Province of Alberta. In January 2002, Westsphere Systems Inc. began business in the area of hosting web sites, leasing server space and network services. (See "-Business of Westsphere Systems Inc." below.)

WESTSPHERE  ENTERTAINMENT CORPORATION

On January 8, 2003, Westsphere Entertainment Corporation was incorporated under the laws of the Province of Alberta. It was incorporated solely to conduct business in a proposed casino in the City of Camrose in the Province of Alberta Canada.  The Company was inactive due to not being granted a gaming license as applied for under the issuance of an Alberta Gaming and Liquor Commission (“RFP”) request for proposal in 2002.  5 Crowns Investment Corporation on January 17, 2005 entered into an agreement to acquire 100% interest in Westsphere Entertainment Corporation with a closing date set for April 1, 2005.

.

WESTSPHERE DEVELOPMENT CORPORATION

On January 8, 2003, Westsphere Development Corporation was incorporated under the laws of the Province of Alberta. It was incorporated solely to develop a commercial property to house a convention inn, hotel and casino.   The Company was inactive due to not being granted a gaming license as applied for under the issuance of an Alberta Gaming and Liquor Commission (“RFP”) request for proposal.  5 Crowns Investment Corporation on January 17, 2005 acquired 100% interest in Westsphere Entertainment Corporation.

CAMROSE CONVENTION INN INC.

Westsphere held a ten percent (10%) interest in this Alberta Registered corporation, which is currently inactive.  It was incorporated solely to develop a convention inn, hotel and house a licensed casino.  The Company was inactive due to not being granted a gaming license as applied for under the issuance of an Alberta Gaming and Liquor Commission (“RFP”) request for proposal.  5 Crowns Investment Corporation on January 17, 2005 acquired Westsphere Asset Corporation, Inc.’s ten (10%) percent interest in Camrose Convention Inn Inc.

E-DEBIT INTERNATIONAL INC.

On August 1, 2000, the Corporation acquired a five (5%) percent interest in Alberta Registered Corporation E-Debit International Inc.of Calgary, Alberta for $1,350 cash ($2,000 CDN). E-Debit International Inc. a provider of pre-paid debit cards from a non affiliated third party Julio Rivera with an option to purchase the balance of Mr. Rivera’s shareholdings of sixty-five (65%) percent.

On March 13, 2001 the Corporation acquired a further twenty-five (25%) percent interest in E-Debit International Inc. for $9,737 ($15,100 CDN) from non affiliated third party DevStudios Inc.

On May 15, 2001 the Corporation executed a share exchange agreement with Julio Rivera to exchange a total of 200,000 shares of the Corporation’s common stock $0.50 per share in exchange for a sixty (60%) percent interest in E-Debit International Inc.

On June 1, 2004, the Corporation executed a share exchange agreement with a non affiliated third party E-Debit shareholder, Mr. Prathavan Venkatraman, to exchange a total of 33,333 shares of the Corporation’s common stock at $0.04 per share in exchange for a ten (10%) percent interest in E-Debit International Inc. This share exchange resulted in E-Debit being a wholly owned Westsphere subsidiary.  E-Debit International Inc. is a provider of pre-paid debit cards. (See "-Business of E-Debit International Inc." below.)

TRAC POS PROCESSING INC.

TRAC POS Processing Inc., an Alberta Registered Corporation having its head office in Calgary, Alberta  is a distributor and financial processor of "POS" (point of sale) terminals.

Upon the incorporation of TRAC POS Processing Inc. on May 16, 2000, the Corporation held ownership of one (1%) percent of TRAC POS Processing Inc.

On January 5, 2001, the Corporation purchased four (4%) percent of TRAC POS Processing Inc. for

($4.00 CDN) from a non affiliated third party Mr. Joseph Bowser who with his family were the majority controlling shareholders of  TRAC POS Processing Inc.  .

On January 9, 2002 the Corporation entered into a share exchange agreement with Julie Melissa Bowser to exchange a total of 107,144 shares of the Corporation’s common stock in exchange for two (2%) percent interest in TRAC POS Processing Inc.

On January 9, 2002 the Corporation entered into a share exchange agreement with Christina Faye Bowser to exchange a total of 107,144 shares of the Corporation’s common stock in exchange for two (2%) percent interest in TRAC POS Processing Inc.

On January 15, 2002 the Corporation entered into a share purchase agreement with Cheryl Diane Bowser for ten (10%) percent of TRAC POS Processing Inc. for $47,028 ($75,000 CDN).

On March 1, 2002 Mr. Bowser was retained as the President of the Corporation’s wholly owned subsidiary Vencash Capital Corporation.

On May 15, 2002 the Corporation entered into a share purchase agreement with Cheryl Diane Bowser for ten (10%) percent of TRAC POS Processing Inc. for $48,133 ($75,000 CDN).

On May 15, 2002 entered into a share exchange agreement with Cheryl Dianne Bowser to exchange a total of 642,864 shares at $0.04 per share of the Corporation’s common stock in exchange for twelve (12%) percent interest in TRAC POS Processing Inc.

On May 15, 2002 the Corporation sold five (5%) percent of TRAC POS Processing Inc. to MBR Venture Corporation for $48,133 ($75,000 CDN).  MBR Venture Corporation is a wholly owned Corporation of Bernd Reuscher, a Westsphere Asset Corporation, Inc. Director.

On July 2, 2004, the Corporation executed a share exchange agreement with a non affiliated third party TRAC shareholder, 3 Ocean Investment Corporation, to exchange a total of 2,437,500 shares at $0.04 per share of the Corporation’s common stock in exchange for a thirteen (13%) percent interest in TRAC POS Processing Inc.

Also on July 2, 2004, the Corporation executed a share exchange agreement with an affiliated TRAC shareholder, MBR Venture Corporation to exchange a total of 2,250,000 shares at $0.04 per share of the Corporation’s common stock in exchange for a twelve (12%) percent interest in TRAC POS Processing Inc.   MBR Venture Corporation is a wholly owned corporation controlled by Mr. Bernd Reuscher, who is a member of Westsphere’s Board of Directors.    This share exchange resulted Westsphere holding a 56% majority shareholder position in TRAC.  (See "-Business of TRAC POS Processing Inc." below.)

CASH DIRECT FINANCIAL SERVICES INC.

On July 17, 2003, Cash Direct Financial Services Inc. was incorporated under the laws of the Province of Alberta.  It was incorporated in order to develop a “bricks and mortar” expansion to Westsphere’s business expansion of “non-conventional banking” operations branded “Personal Financial $olutions”. (See "-General Description and Development of Business".)

WESTSPHERE CAPITAL GROUP INC.

Westsphere Capital Group Inc. was incorporated under the laws of the Province of Alberta on January 4, 2005 to supply Operational, Financial, and Administrative support to the Westsphere Group of Companies.

Westsphere Asset Corporation Business

Westsphere's principal place of business and its executive offices are located at 2140 Pegasus Way, N.E. Calgary, Alberta, Canada T2E 8M5. Westsphere's agent for service of process is located at 5801 West 11th 5025 S Federal Blvd. Englewood, Colorado 80110.

Westsphere provides operational and administrative support as well as financial services and packages to its subsidiaries through its’ wholly-owned subsidiary Westsphere Capital Group Inc., and intends to conduct its business operations through its wholly-owned subsidiaries. (See "-General Description and Development of Business".)

a. Business of Vencash Capital Corporation

Vencash Capital has been in the past and is presently the Corporation's major subsidiary operation producing the majority of the Corporation's consolidated revenues.  Vencash Capital has contracted for switching services allowing Vencash Capital to participate within the Canadian INTERAC system as a channel. Vencash also contracts with Triton Systems, Inc. who supplies ATM equipment. (See "Other Requested Information– Data West Solutions,-Contract, Calypso Canada Ltd. Contract - Triton Systems, Inc. contract").

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

The Entry of Vencash into the ATM Business

Vencash Capital identified the opportunities brought about by the privatization of the ATM business. During December 1997, the first privately owned ATMs were placed in Western Canada. In July 1998, Vencash Capital entered the "white label" ATM market place. Vencash contracted with TNS Smart Network Inc. of Etobicoke, Ontario, a Corporation providing switching services to the industry and became the 7th Canadian Channel authorized to participate within the "white label" ATM business.

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

By December 2005, Vencash Capital had sites located nationally across Canada and held under management 932 automated teller machines (“ATMs”) sites in Canada.  As of March 31, 2006, Vencash Capital holds sites under management 925 ATM nationally across Canada most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes.  Of the 925 ATM’s managed by Vencash, 138 are owned by Vencash Capital and the balances are owned by private purchases or investors.

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

At present, Vencash Capital acts as a "channel" which contracts its financial electronic transfer responsibilities with two "switches" (Data West Solutions and Calypso Canada Ltd.).  It is the Corporations principal intention to develop the capability to develop its own self sufficient "switch" associated directly with the Canadian INTERAC network.

A "switch" is described as a financial currency processor of moneys including customer deposits being dispensed by ATM or POS (“Point of Sale”) equipment combined with all fees charged associated to the dispensing of the money from the ATM at the request of a customer, and provides settlements to Interac Direct Payment and credit card transactions. The "switch" supplies the financial information to the "channel" in relationship to the processing of all surcharge fees that are associated with the customer use of the ATM. The opportunities for Vencash to become a switch are of foremost importance to management and they continue to give this project the highest priority.

Current Stage of Corporate Development

Vencash Capital will continue to generate significant positive revenues and returns and historically has been the financial engine driving the expansion of both Vencash Capital and other Westsphere subsidiaries from its cash flow.  Westsphere will focus on supplying the required funding for the growth of its placement and ownership of equipment to Vencash customers through its relationship with its equipment supplier and it’s contracted Switching Network to allow for the growth of the Vencash distribution network as well as capitalization of it’s own switch development.

Growth Strategy & Market Niche

Vencash management's plan is to continue to our organic growth within the ATM market place as follows:

a. In 2006 Vencash will look into the management of its ATM estate in the Canadian Marketplace.  Grow where we find opportunities and focus on maximizing our returns from the existing financial footprint Vencash holds presently.

b. To focus the Corporations efforts to become a non-financial institutional member of INTERAC and an indirect connector either directly or through a joint venture. This will allow Vencash to provide switching services for shared cash dispensing, data processing and other associated services in connection with the network, switches, gateways and operation of electronic data capture equipment, including but not limited to ATMs and point of sales terminals.

c. To continue to grow the regional distribution network in both sales and servicing of ATM's and POS.

The Canadian ATM's Market

In late 1997 "non-conventional banking" participation and private ownership of automated teller machines (ATMs) was authorized allowing for participation within the "Canadian INTERAC system". The "Canadian Interac Association" is a national organization linking enterprises that have proprietary networks to communicate with each other for the purposes of exchanging electronic financial transactions. Five (5) Canadian Banking and Financial Institutions founded the association in 1984. As of March 2006 there were 88 member organizations. Interac is the organization responsible for the development of a national network of shared electronic financial services: Interac Shared Cash Dispensing Service (SCD) at Automated Banking Machines and Interac Direct Payment Services (IDP), Canada's national debit service. Interac Direct Payment is Canada's national debit card service, available in excess of 365,616 merchants across the country.

The business opportunities originating for private ownership and operation of ATM within the Interac system from Canada Bank Act deregulation in 1998 is definitely past its infancy and  has matured over the past several years.  With the maturity of the business, acceptance of the white label ATM placement has become normal, routine and expected and although mature in nature market saturation is not yet comparable to the United States market experience.

The Canadian market, enhanced by national access to all regions within Canada through the Interac System allows for the opportunity for Westsphere to continue organic growth through sales and its distribution networks.

Competitors

(a) Direct Cash - is Canada's largest ATM company in operation. They have offices and distribution centers in all of the major cities across Canada.

(b) Frisco Bay - a large ATM corporation with integrated business operations which supplies security systems to major financial corporations and the banking industry.

(c) Laser Cash - is another large ATM operator in service. This Corporation also has distribution across Canada with head office in Mississauga, Ontario.

(d) Cash-Line - A Victoria, B.C. based Corporation with ATM machines in service primarily across Western Canada

(e) Ezee Cash – An Ontario and Quebec centered ATM company that has a national presence.

f) Several regional and National Companies - these Companies compete on a regional basis with Vencash’s Regional Distributor network and Nationally with Vencash Corporately.

Competitive Advantages

2006 will see continued consolidation in the white-label ATM marketplace.  This will result in several large national organizations vying for marketplace dominance.  The management of Vencash will continue to make calculated decisions to expand the business operations of Vencash by continuing to support our partnership program with our Distribution Network.  Although the sourcing of acquisitions and business consolidation has been quite active in Canada it is presently not deemed to be the method of growth Westsphere and Vencash are particularly inclined to look to.  Vencash management will continue to utilize selective placement and monitoring of ATM's, to obtain maximum value for placement and a higher percentage return per terminal per placement. The Corporation is one of the few companies in Canada actively pursuing the newly deregulated POS market and this is a part of the business which Vencash is most interested in pursuing.

The Canadian marketplace has demonstrated that ATM site owners are most receptive to positive and dependable customer service.  With an Administrative and Operational and Service mechanism second to none Vencash has over the past two years increased its marketing and distribution network development, with expansion planned in Vencash established areas of influence as well as expansion outside of those areas.

Service and information dissemination will continue to be the priority for the management team, every employee, distributor and strategic partner. Information processing and communications systems will integrate all components of our internal and external operations.

On June 08, 1998, Vencash Capital Corporation signed a supply agreement with Triton Systems, Inc., its ATM manufacturer and supplier of choice.  The agreement has pricing schedules based on Vencash volume purchase requirements.

Vencash Capital has processing agreements with the as following:

Open Solutions formerly known as Data West and TCS (Canada) Ltd), executed June 24, 1999.

Calypso Canada Ltd. executed originally August 1999 and renegotiated in December 2003.

Vencash Capital presently has eleven (11) distributors of its equipment, products and services, under contract across Canada and two (2) contracted sales person in Vancouver, B.C. and five (5) contracted sales persons in the Province of Alberta, Canada. Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada. The expansion of the present operations of Vencash Capital will allow for vertical integration of other opportunities for the Corporation to supply financial services and packages, which can be marketed in conjunction with the ATM placement network

The private "white label" ATM business is highly competitive. The Corporation faces competition from large numbers of companies engaged in the selling and servicing of ATM products in all areas in which it may attempt to operate in the future. Many of the programs and companies so engaged possess greater financial and personnel resources than the Corporation and therefore have greater leverage to use in developing technologies, establishing markets, acquiring prospects, hiring personnel and marketing. Accordingly, a high degree of competition in these areas is expected to continue. The major banks in Canada could aggressively enter the "white label" market and the Corporation could not overcome or compete with them due to their financial and corporate strength.

The Corporation has a large customer base and a large geographical area in which to market its products.

The Corporation and its subsidiaries are subject to the terms and conditions applicable to channels as set forth by the INTERAC network system.

b. Business of Westsphere Financial Group Ltd.

Upon Management’s 2004 review, reorganization and consolidation of its’ business operations the Corporation suspended all business operations related to the distribution, software injection and key coding related to  point placement on the Switch.  The sale and distribution systems remain ongoing through the Corporations controlled subsidiary TRAC POS Processing Inc and the corporate shell was sold in May 2005 after being inactive for six months.

c. Business of Kan-Can Resorts Ltd.

Kan-Can acquired 332 acres of recreational land located on a Province Government Head Lease located near the City of Canmore in the Province of Alberta, Canada. The annual cost of the lease was approximately $5,300 with lease expiry and renewal scheduled for October 31, 2004.

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

On November 26, 2001, Kan-Can sold the Head Lease to the property for $465,087 ($740,000 CDN) along with Kan-Can common stock equaling 32% of the outstanding shares before the transaction.  A mortgage bearing an interest rate of 4.5% with monthly payments (principal and interest) of $5,720 ($8,982 CDN), is accounted for by the Corporation as a debt investment being held to maturity.  The shares received were returned to treasury and cancelled.  As a result of this transaction, the Corporation’s ownership percentage of Kan-Can increased by 99% and the Corporation accordingly adjusted its equity in the subsidiary by $1,630.  As of today, Kan-Can continues to have no business activities other that the collecting monthly mortgage payment resulted from the sale of the head lease on November 26, 2001. During the Spring of 2004, the Corporation was notified by Mortgagee, and subsequently confirmed in documentation form that the Government Head Lease for the property which related directly to the Kan-Can mortgage had been re-written for a period of 25 years, ensuring the continued receipt of mortgage proceeds with out any anticipated further issues related to the mortgage security.

d. Business of Vencash POS Services Inc.

On May 09, 2003, Westsphere incorporated WESTSPHERE POS SERVICES LTD.  under the laws of the Province of Alberta for the purpose of providing sales and servicing for the point of sale market. "Point of Sale" is described as an electronic terminal that accepts bank debit cards and credit cards to pay by way of direct settlement to the retailers account from the customers banking or credit card provider on a daily basis for a purchase of goods or services. On January 04, 2006 WESTSPHERE POS SERVICES LTD changed its name to VENCASH POS SERVICES INC. was formed to consolidate all of the Corporations Point of Sale related business activity into one Company.  To this date the consolidation process is ongoing and until such time as the consolidation is completed there will be limited business activity forecasted.

e. Business of Westsphere Systems Inc.

Westsphere Systems was formed to be the Corporation's technical services arm and is focusing its business development primarily by:

i.

Providing internal security for the intellectual property and technical development.

ii.

Providing premium in house web-hosting services to the Corporation and other selected customers.

iii.

Providing in house and proprietary development space and business support for burgeoning in house product development or through joint venture relationships, where certain proprietary rights and development is obtained for services supplied by Westsphere Systems in order to integrate these developments into Westsphere's present subsidiaries.

iv.

Design and Development of proprietary software for Westsphere specific business development and hardware.

Westsphere Systems has a staff of (3) three developers/engineers/designers with very diverse technical backgrounds including:

a.

Hardware and Systems design specialists with twelve (12) years international experience.

b.

Server and DNS specialists with global experience particularly centered in Korea and eastern Asia.

c.

Multi-national professional sales experience centering on sale of electronic components and equipment.

d.

Software engineering and development.

e.

Web Design and Graphic content

Systems’ management is viewed as the entryway to the expansion and integration of Westsphere subsidiaries.

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

On February 11, 2004 Westsphere entered into a purchase agreement to acquire a further ten (10%) percent interest in E-Debit International Inc. from a non affiliated third party E-Debit shareholder.  With this purchase E-Debit becomes a one hundred (100%) percent wholly owned subsidiary of Westsphere

Asset.  The function of E-Debit has been expanding in conjunction with the original functionality of the E-debit process.  The business model has been amended in order to incorporate and integrate the E-debit process into the aspects of our ATM and Point of Sale and Cash Direct Financial Services Inc.’s other financial based business operations.  E-Debit has had no business activity to the date of this Annual Report.

CASH DIRECT FINANCIAL SERVICES INC.

On July 17, 2003, Cash Direct Financial Services Inc. was incorporated under the laws of the Province of Alberta.  It was incorporated in order to develop a “bricks and mortar” expansion to Westsphere’s business expansion of “non-conventional banking” operations branded “Personal Financial $olutions”.

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

 Current Stage of Corporate Development

Cash Direct revenues were generated by its’ investment in Personal Financial $olutions business operations through its first Beta Site  which grew significantly on a month to month basis during a full year of operation and verified the acceptance, convenience, versatility and reliability of the Cash Direct proprietary hardware and related software developed by Westsphere Systems.  As a result two additional Personal Financial $olutions distributorships have been established one in Edmonton, Alberta and another in Calgary, Alberta.

With the start up of the second Calgary Personal Financial $olutions independent business centre on March 15, 2006 the Calgary beta store operation was wound down with a transfer of the client base to Personal Financial Store operations #3.  With continuing development of the proprietary software and the financial component being upgraded the national role out of Personal Financial $olutions stores are underway.  Management views that Cash Direct business operations allows for the continued development of Westsphere subsidiary E-Debit International Inc. as well as “switch” development through Westsphere Systems Inc.

Westsphere group of companies’ employ twenty-two full-time employees and 3 contracted consultants working in its offices in Calgary, Alberta.

The Corporation, a Colorado registered corporation was incorporated under the laws of the State of Colorado July 21, 1998 and holds wholly owned subsidiaries which conduct business throughout Canada.   The Corporation files its financial information prepared in accordance with U.S. generally accepted accounting principals.

ITEM 2. DESCRIPTION OF PROPERTIES

Principal Offices and Other Property

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

ITEM 3.

LEGAL PROCEEDINGS

The Corporation has from time to time been a party to legal proceedings which arise in the normal course of business.  The Corporation is presently involved in material litigation as follows:

1.

Alberta Action No: 0401-05739

Vencash Capital Corporation (Plaintiffs/Defendant by Counterclaim) vs Fred Sebastian & Linda Sebastian (Defendants/Plaintiff by Counterclaim

On April 7, 2004, the Corporation sued Fred and Linda Sebastian to recover an outstanding loan of $80,000.00 (CDN) plus interest and court costs which related to advances made to Sebastian while acting in a investor relations capacity for the Corporation. The Company has reserved this amount due to the uncertainty of recovery. The Defendants responded with the filing of a Statement of Defence and Counterclaim in the amount of $257,002.32 (CDN). The company believes after preliminary dispositions at civil discover the evidence reflects that the counterclaim to be defeated and is without merit and has not accrued a liability for the claim.

2.

Ontario Superior Court of Justice – Action No. 2940-04SR

Peter Gregory (Plaintiffs/Defendant by Counterclaim) vs Vencash Capital Corporation (Defendants/Plaintiff by Counterclaim)

On May 28, 2004 Peter Gregory filed an action in the Ontario Superior Court of Justice against Vencash Capital Corporation.  Peter Gregory was a Vencash distributor and agent who filed the action related to a claim of wrongful dismissal from Vencash of $260,000.00 (Cdn).  On July 30, 2004 Vencash filed a Statement of Defence and Counterclaim in the amount of $1,600,000 for breach of contract, breach of confidence, breach of fiduciary duties, interference with economic relations, damages for inducing breach of contract, and punitive damages. The company believes the claim to be without merit and has not accrued a liability for the claim, as the defendant breached his exclusive contract. by directly taking Vencash processed ATM sites to another processor while working for Vencash..

INVESTMENT POLICIES

The CORPPORATION does not have any investments in any real estate, in real estate mortgages, or securities involving real estate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the shareholders during the fourth quarter of fiscal year.  The Annual Meeting of Shareholders will be held on June 17, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective June 22, 2001, Westsphere’s common stock was posted for trading on the Over-the-

Counter / Bulletin Board under the symbol “WSHA”.

Effective April 01,2005, Westsphere’s common  stock was trading on the Over-the- Counter /

Bulletin Board under the symbol  “WSHE”. Westsphere’s preferred shares are non-trading and voting is vested with the Board of Directors.

Westsphere Asset Corporation, Inc. approved a 20(twenty) to 1(one) rollback at the shareholder meeting held January 22, 2005 which took effect April 01,2005, therefore the following high’s and lows are affected  by 20(twenty) to 1(one)

2005

High

Low

1st Quarter

$0.033

$0.030 (Pre- Split)

2nd Quarter

$0.21

$0.205 (Post-split)

3rd Quarter

$0.136

$0.134 (Post-Split)

4th Quarter

$0.155

$0.137 (Post-Split)

2004

High

Low

1st Quarter

$0.047

$0.046 (Pre-Split)

2nd Quarter

$0.037

$0.037 (Pre-Split)

3rd Quarter

$0.027

$0.026 (Pre-Split)

4th Quarter

$0.023

$0.022 (Pre-Split)

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 15, 2006, Westsphere had 272 shareholders of record of its common stock and 143 shareholders of record of its preferred shares

No dividends on outstanding common or preferred stock have been paid within the last two fiscal years, and interim periods. Westsphere does not anticipate or intend upon paying dividends for the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Westsphere and its subsidiaries generated a net income of $23,444 from operations for the twelve month period ending December 31, 2005.  During the period of operations ending December 31, 2004, Westsphere and its subsidiaries generated a net loss of $569,296.  The significant increase in year 2005’s net income of $592,740 over the previous year was primarily due to the impairment of assets of $563,969 in year 2004. The impairment of assets consisted of the impairment test of the intangible assets of Trac Pos Processing Inc. totaling $491,205 and the write-off of an investment in Camrose Convention Inn Inc. totaling $72,764.

The net income from 2005 operations of $23,444 includes a $67,942 gain on the sale of equipment (the “sale of equipment” relates to the sales of non productive business subsidiaries) during the year. During the second quarter of 2005, Westsphere concluded its sales of non activity business subsidiary companies, Westsphere Financial Group Ltd., Westsphere Development Corporation and Westsphere Entertainment Corporation to arms length parties in order to reduce operating costs and audit fees.  As a result, in 2005 we realized a net loss from operations of $44,498 without a gain on sale of equipment as compared to a net loss of $5,327 the previous year before the impairment of assets.

The increase in year 2005’s net loss was caused by an increase of $214,399 in other expenses from the previous year:  in 2004 expenses totaled $213,802, whereas in 2005 expenses were $428,201.  This increase was caused by an offset of TRAC’s 44% non-controlling interest portion of the impairment loss of $211,467 in assets recognized during year 2004. Other expenses included bad debt of $21,568, ATM insurance of $40,991, office lease including operating costs of $161,807, repairs and maintenance of $20,044, telephone of $103,689, office supplies of $46,363, interest and bank charges of $12,546, and various general and administrative expenses of $21,193.

Also contributing to the increase in net loss was an increase in salaries and benefits from the previous year 2004 of $555,391 to $645,035 which was primarily due to staffing for Westsphere Systems Inc.’s IT department, two additional staff for the Service department of Vencash Capital Corporation, one receptionist and one junior accountant during year 2005.  The increase in net loss is partially offset against the increase in sales of equipment and supplies and residual and interchange income.  The increase in sales includes a net profit of $62,186 from the sales-type lease ATM agreements and a residual and interchange income increase of a net profit of $189,296.

During the period of operations ending December 31, 2005, Westsphere received $45,000 from the exercise of options related to the purchase of 37,500 shares of common stock from three external Directors.  In September 2005, Westsphere exchanged 68,975 shares of stock in payment for the purchase of ATMs from related parties in order to settle accounts payable: 797320 Alberta Ltd. received 11,496 shares, 989939 Alberta Ltd. received 45,983 shares, and Transural Trade received 11,496 shares.  The shares were valued at the fair market value of the stock on the date exchanged.  These companies are owned and controlled by three Westsphere Directors

In order to grow Westsphere’s businesses in ATM machines, in Finance/Lease and in POS machines, Westsphere is dependent upon private placements, loans and/or joint venture arrangements. The profits are expected to be generated by the interchange and surcharges collected from ATM and POS machines, the sale of ATM and POS machines, and from Financing and leasing charges.

Changes in Financial Position

During fiscal year 2004, the total assets decreased to $1,455,327 primarily due to a decrease in accounts receivable and loans to related parties and other investments.  The decrease was caused by a write-off of over-due accounts receivable of $62,997 (See ITEM 4. - LEGAL PROCEEDINGS – Vencash vs Sebastian), and other investments from Camrose Convention Inn Inc. in the amount of $72,203 as it was determined by the management as bad debt.  For consolidation purposes, the decrease was offset by investments in Trac Pos Processing Inc. which consisted of loans from related parties in the amount of $101,909, and other investments of $172,660.

As of December 31, 2004, Westsphere's current liabilities totaled $532,628 and consisted of accounts payable of $85,181 to suppliers for the purchase of ATM machines and POS machines, Officers and Directors bonuses payable in the amount of $60,773, surcharge and interchange payables in the amount of $146,283, accounting and legal payables in the amount of $49,619 and $190,772 due for consulting services, office expenses and various other general fees and charges.

Long term liabilities as at December 31, 2004 consisted of a bank loan totaling $123,252 for funds to pay down accounts payable to a major supplier, convertible debentures totaling $120,332 for funds advanced for general working capital by various related and unrelated parties, and $374,243 for outstanding accounts due to shareholders of Westsphere. Westsphere's shareholder loan of $184,145 has an interest rate of 18% on the outstanding balance and is a demand loan.  The remaining balance of shareholder loans totaled $190,098 with no specific terms of repayment; which was advanced by 5 Crowns Investment Inc. and Beasley Ranching who are both shareholders of Westsphere as of December 31, 2004.

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

During fiscal year 2005, total assets increased to $1,918,206 primarily due to an increase in cash, accounts receivable, and inventory of ATM machines and POS machines.   The increase in cash is mainly due to a collection of funds from the sales-type lease agreements during the year in the amount of $209,019.  The accounts receivable increase of $114,561 is primarily due to Westsphere’s subsidiary Cash Direct Financial Services Ltd.’s business operations which consist of  distributorship fees of $24,491, and $37,903 from cash advances to 1105725 Alberta Ltd. operating as  Personal Financial $olutions Store #1, (first Beta site).

The remaining balance of the increase in accounts receivable is primarily due to the current portion of minimum lease payment receivables of $33,092 and Canadian goods and services tax receivables of $11,344.

The increase in inventory is caused by the purchase of inventory for resale/lease and upgrade kits for ATMs to maintain adequate levels of inventory on hand at year end.  As of December 31, 2005, Westsphere's current liabilities consist of accounts payable of $935,644 and accounts payable to related parties of $132,773.  Accounts payable includes payables of $284,929 to suppliers for the purchase of ATM machines and POS machines, $208,699 is payable for the return of surcharge and interchange, accounting and legal payables in the amount of $58,688, current portion of lease payable in the amount of $11,486, long term lease payable to ATM suppliers in the amount of $211,197, and $160,645 due for consulting services, office expenses and various other general fees and charges.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $65,671, a loan advanced from Westsphere’s President in the amount of $36,809, a cash advance from KSD Group Ltd. of $13,052 which is controlled by Westsphere officers, and a cash advance from Westsphere’s Vice President in the amount of $17,241 which was repaid in January 2006.

Long term liabilities as at December 31, 2005 consisted of a bank loan totaling $72,615 for funds to pay down accounts payable to a major supplier, convertible debentures totaling $124,979 for funds advanced for general working capital by various related and unrelated parties, and $256,636 for outstanding accounts due to shareholders of Westsphere. Westsphere's shareholder loans related to TRAC of $137,896 and a Vencash related loan of $34,483 have interest rates of 18% and 12%, respectively. They both are demand loans.  The remaining balance of shareholder loans total $84,257 with no specific terms of repayment.

Shareholders' equity as of December 31, 2005 was $391,188, inclusive of an accumulated loss from operations of $1,489,537, as compared to shareholders equity of $294,452 as of the same date from the previous year. Total issued and outstanding share capital as of the year ending December 31, 2004 was 1,731,183 common shares as compared to a total of 621,939 common shares and 1,215,721 preferred shares as of December 31, 2005.  The conversion from common to preferred shares during the year is a result of the shareholder’s resolution, approved at the Annual Meeting of Shareholders held on December 7, 2002.  The Company completed its conversion of 1,215,721 common shares into 1,215,721 preferred shares during the year.  As of March 15, 2006, the Company finalized its conversion and has a total of 1,285,958 preferred shares and 551,702 common shares issued and outstanding.

Liquidity

Westsphere expects that its need for liquidity will increase in 2006 in anticipation of expending funds to develop its growth plan.  Westsphere was able to raise $209,019 from the collection of sales-type lease agreements.  The cash is used for circulation in Vencash’s owned ATMs.  Westsphere was unable to raise the funds last year necessary to grow Vencash Capital due to the condition of Corporations’ financial market.

Short Term

On a short term basis, Westsphere's subsidiary Vencash Capital will generate sufficient revenues to meet overhead needs.  In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. Westsphere believes that it will continue as a going concern with the present revenues from its subsidiary Vencash Capital Corporation but it would be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Vencash.

Westsphere's current assets of $1,211,708 are higher than its current liabilities of $1,068,437 as at the year ending December 31, 2005.  The current liabilities include the accounts payable to related parties of $132,773 which consist of the bonuses to Officers and Directors payable carried forward from year 2002 in the amount of $65,671, cash advance from KSD Group Ltd. of $13,052 which is controlled by Westsphere officers, cash advance from Westsphere’s President in the amount of $36,809, and a cash advance from Westsphere’s Vice President in the amount of $17,241 which was repaid in January 2006.

Long Term

As mentioned above, Westsphere believes that its subsidiary, Vencash Capital, generates sufficient ongoing revenue to ensure that Westsphere is a going concern.  It is anticipated that operations will have substantial increases in net cash flow at the fiscal year end December 31, 2006.  In addition, Westsphere believes that further substantial cost savings will occur with the new program system implemented to improve the effectiveness and efficiency of the operations. Westsphere will remain reliant on the successful development and marketing of the products related to its business for possibility of future income.

Capital Resources

The primary capital resource of Westsphere is the operations of Vencash Capital, its wholly owned subsidiary.

ITEM 7.   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2005

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets	F-3

Statements of Operations	F-4

Statement of Stockholders’ (Deficit)	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 to F-16

Independent Accountants’ Report

Report of Independent Registered Public Accounting Firm

Board of Directors

Westsphere Asset Corporation, Inc.

We have audited the accompanying consolidated balance sheets of Westsphere Asset Corporation, Inc. as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westsphere Asset Corporation, Inc. as of December 31, 2005 and December 31, 2004 and the consolidated results of its operations, stockholders’ equity, and its cash flows for the years ended December 31, 2005 and December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller and McCollom

MILLER AND MCCOLLOM

Certified Public Accountants

4350 Wadsworth Boulevard, Suite 300

Wheat Ridge, Colorado 80033

April 17, 2006

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheet

For the Years Ended December 31, 2005 and 2004

ASSETS	2005	2004
CURRENT ASSETS
Cash	$484,799	$184,944
Accounts receivable net of allowance for doubtful accounts of $76,783 and $6,806	289,320	174,759
Accounts receivable – related parties	23,270	4,660
Inventory	314,718	134,629
Prepaid expense and deposit	50,973	55,823
Current portion of mortgage receivable	48,628	46,819
Total current assets	1,211,708	601,634

Property and equipment, net of depreciation	300,450	349,059
Intellectual Property	295,639	285,631
Mortgage receivable	98,828	174,355
Loans - related parties		—
Future tax benefits	11,581	44,648
Other investments	—	—

Total assets	$1,918,206	$1,455,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$935,664	$430,433
Accounts payable, related parties	132,773	102,195
Total current liabilities	1,068,437	532,628

Shareholder loans	256,636	374,243
Bank loan	72,615	123,252
Convertible debentures	124,979	120,332
Non-current lease obligation	4,351	7,889
Total liabilities	1,527,018	1,158,344

Minority interest in subsidiaries	—	2,531

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized 75,000,000 shares, no par value, 1,215,721 shares issued and outstanding at December 31, 2005	1,182,897	—
Common stock - authorized 75,000,000 shares, no par value; 621,939 shares issued and outstanding at December 31, 2005 and 1,731,183 at December 31, 2004	570,992	1,685,063
Accumulated other comprehensive income	126,836	122,371
Accumulated deficit	(1,489,537)	(1,512,982)
Total stockholders’ equity	391,188	294,452

Total liabilities and stockholders’ equity	$1,918,206	1,455,327

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Income

For the Years Ended December 31, 2005 and 2004

	2005	2004
Revenue
Equipment and supplies	$752,976	$410,789
Residual and interchange income	3,641,836	2,750,759
Other	129,752	78,773
Total revenue	4,524,564	3,240,321

Cost of sales -
Equipment and supplies	624,852	423,904
Residual and interchange costs	2,188,877	1,487,096
Other	156,280	54,627
Total cost of sales	2,970,009	1,965,627

Gross profit	1,554,555	1,274,694

Administrative expenses -
Depreciation and amortization	119,236	116,886
Consulting fees	155,810	119,108
Legal and accounting fees	82,361	92,482
Salaries and benefits	645,035	555,391
Travel, delivery and vehicle expenses	129,371	108,851
Impairment of assets	—	563,969
Gain on sale of equipment	(67,942)	—
Other	428,201	213,802
Total administrative expenses	1,492,072	1,770,489

Income (loss) from operations	62,483	(495,795)

Other income -
Interest income	10,418	16,155
Interest expense	(45,155)	(67,509)

Net income (loss) before income taxes	27,746	(547,149)

Provision for income taxes	(4,302)	(22,147)

Net income (loss)	$23,444	$(569,296)

Net income (loss) per common share	$.03	$(.36)

Weighted average number of shares outstanding	1,033,130	1,584,823

Other comprehensive income (loss) -
Net (loss) earnings	$23,444	$(569,296)
Foreign currency translation adjustment	4,465	(8,716)
Total comprehensive income (loss)	$27,910	$(578,012)

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2005 and 2004

						Foreign
					Common	Currency
	Common Stock		Preferred Stock		Stock	Translation	Accumulated
	Shares	Amount	Shares	Amount	Warrants	Adjustment	(Deficit)	Total
Balance, December 31, 2003	1,478,302	$1,291,313	$—	$—	$190,285	$131,087	$(943,686)	$668,999

Shares issued for services	1,700	1,720	—	—	—	—	—	1,720
Shares issued to settle debt	15,139	53,652	—	—	—	—	—	53,652
Shares issued for purchase of Trac POS	236,042	141,958	—	—	—	—	—	141,958
Imputed interest contributed	—	6,135	—	—	—	—	—	6,135
Warrants expired	—	190,285	—	—	(190,285)	—	—	—
Net (loss) for the year ended December 31, 2005	—	—	—	—	—	(8,716)	(569,296)	(578,012)

Balance, December 31, 2004	1,731,183	1,685,063	—	—	—	122,371	(1,512,982)	294,452

Exercise of options	37,500	45,000	—	—	—	—	—	45,000
Exchange of common stock for preferred	(1,215,721)	(1,182,897)	1,215,721	1,182,897	—	—	—	—
Shares issued to settle debt	68,975	17,255	—	—	—	—	—	—
Net income for the year ended December 31, 2005	—	—	—	—	—	4,465	23,445	27,910

Balance, December 31, 2005	621,937	$570,992	$1,215,721	$1,182,897	$—	$126,836	$1,489,537	$391,188

The accompanying notes are an integral part of these statements.

Note 1 – Organization and Principles of Consolidation

Westsphere Asset Corporation, Inc. (Company) was incorporated in Colorado on July 21, 1998 as Newslink Networks TDS, Inc. and changed its name to Westsphere Asset Corporation Inc. on April 29, 1999.

The Company’s primary business is the sale and operation of cash vending (ATM) and point of sale (POS) machines in Canada.

On December 12, 1998, the Company acquired 41% of Vencash Capital Corporation (Vencash), a Canadian Corporation, and then on December 17, 1999 acquired the remaining 59% of the outstanding stock of Vencash. The Vencash stock was acquired by exchanging the Company’s common stock with shareholders of Vencash. Vencash is in the business of selling and installing cash vending machines (ATM machines) throughout Canada. Because certain shareholders were shareholders of both corporations, the Company accounted for its acquisition of Vencash as a reverse acquisition, which are a capital transaction and not a business combination.

On May 18, 1999, the Company formed a wholly owned Alberta subsidiary, Westsphere Financial Group Ltd. (Financial), which was organized to lease cash vending machines. During the period from June 1999 through October 2001 the Company acquired 99% of Kan-Can Resorts Ltd. (Kan-Can), an Alberta company by exchanging stock. On May 16, 2000, Vencash ATM/POS Services Inc., (formerly VC/POS/ATM Services Inc.) and Westsphere Systems Inc. (formerly 880487 Alberta Ltd.) (Systems) were incorporated as wholly owned Alberta subsidiaries of the Company. During 2000 and 2001, the Company acquired a 90% interest in E-Debit International Inc. (E-Debit), a company engaged in the development of online payment systems, and which has no other operations. On September 23, 1998, Vencash Capital Corporation incorporated Vencash Financial Corporation (Financial) in Alberta. Vencash Financial has had no business activity. In January of 2003 the company incorporated two wholly owned subsidiaries, Westsphere Development Corporation to pursue real estate development opportunities, and Westsphere Entertainment Corporation to pursue opportunities in the entertainment industries, both of which have had no business activity to date. During 2004, the Company formed a wholly owned Alberta subsidiary, Cash Direct Financial Services Ltd (Cash Direct), as a holding company for a 51% interest in 1105725 Alberta Ltd DBA Personal Financial Solutions, an Alberta Corporation, to pursue opportunities in check cashing, payday loans, and similar businesses.

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

Estimated Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable and accrued expenses, and loans payable to related parties reflected in the financial statement approximate fair value due to the short-term maturity of the instruments. The fair value of the mortgage receivable (a debt investment being held to maturity), based on estimated current interest rates for comparable instruments, is $133,357 compared to its carrying value of $171,084.

Inventory

Inventory consists primarily of cash vending and POS machines, which are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Earnings (Loss) per Share

Earnings (loss) per share are computed dividing the net (loss) by the weighted average number of shares outstanding during the periods ended December 31, 2005 and 2004. Fully diluted earnings per share are not presented because they are anti-dilutive.

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

The assets consist of intellectual property acquired in the acquisitions of E-Debit and Trac POS. The company has determined that these assets do not have a determinable useful life, and therefore are subject to review at least annually for impairment.

During 2004, the company determined that the carrying account of the intangible assets acquired in the acquisition of Trac POS exceeded their fair value, based on the estimate of future cash flows from the assets, and accordingly the company recognized an impairment loss of $491,205.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements."  Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Revenues from sales, leasing and servicing of individual cash vending machines are recognized when substantially all significant events to be provided by the Company have been performed. Interchange and residual revenues from the operation of vending and point-of-sale machines are recognized when the transaction is processed and due to the company.

The company rents ATM machines to customers on a month-to-month basis. The carrying value of property rented to customer as of December 31, 2005 is $62,298. Because all rental agreements are on a month-to-month basis, there are no minimum future rentals.

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

Minority interests in the income and equity of consolidated subsidiaries that are less than wholly-owned are recorded except when the subsidiary has a deficit and there are no agreements for the minority shareholders to contribute additional capital. As of December 31, 2005 all minority-owned subsidiaries had deficits and therefore no minority interest is recorded.

Other

The Company has elected December 31 as its fiscal year end.

The Company expenses advertising costs as incurred and the total amounts for 2005 and 2004 where nominal.

The Company paid no dividends during the years presented.

Certain comparative figures for the prior period have been reclassified to conform to the current year presentation.

Note 3 – Property and Equipment

Property and equipment consists of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Amount	Depreciation Rate and Method
December 31, 2004 -
Office furniture and equipment	$86,673	37,485	49,188	20% DB
Computer hardware and software	185,772	107,958	77,814	30% DB
ATM machines	279,521	102,030	177,491	30% DB
Other	65,887	21,321	44,566	Var
	$617,853	268,794	349,059
December 31, 2005 -
Office furniture and equipment	$88,722	48,786	39,936	20% DB
Computer hardware and software	195,905	125,773	70,132	30% DB
ATM machines	295,306	152,858	142,448	30% DB
Other	71,559	23,625	47,934	Var
	$651,492	351,042	300,450

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

Note 4 – Investments

The company has acquired an interest in Trac TRAC P.O.S. Processing, Inc. (Trac POS) as part of its effort to expand its presence in point of sale processing. On January 22, 2002, the Company bought a 10% interest in Trac POS for $47,137. The purchase of the 10% interest was from a related party. The Company subsequently purchased an additional 26% interest in exchange for common stock, valued at $66,258 based on quoted market prices, which gives the Company a 36% interest in TRAC POS. During 2003, the Company settled debt in the amount of $50,965 by exchanging a 5% interest in Trac POS Processing, Inc. This reduced the Company’s holding in Trac POS Processing, Inc. to 31% of the outstanding shares of Trac POS Processing, Inc.

During July 2004, the Company purchased an additional 25% interest in Trac POS for 236,042 shares valued at $141,958 ($.60 per share) based on market value of the stock at the transaction date. This brought the Company’s ownership interest in Trac POS to 56%, which is a controlling interest, with a cumulative purchase cost of $244,502. For the year ended 2004, the company recorded the acquisition as a step purchase in accordance with ARB 51, and consolidated income for the year ended December 31,

2004 includes post acquisition income of the subsidiary for the year, and a minority interest was recorded for the income and equity of the subsidiary.

Fair value of the assets acquired was determined by Fair value of the assets acquired was allocated as follows:

	Book value before purchase	Fair Value
Assets	$53,218	$53,218
Liabilities	(210,287)	(210,287)
Intellectual Property	—	593,679
Total	$(157,069)	$436,610
Purchase cost (56%)		$244,502

Pro-Forma results of operations as though the acquisition had taken place as the beginning of the period is as follows:

	As Reported	Adjustment for Trac POS Earnings	Pro-Forma
December 31, 2003 -
Revenue	2,841,509	273,400	3,114,909
Cost of sales	1,758,959	150,231	1,909,190
Administrative expenses	1,353,629	156,184	1,509,813
Non-operating income/expense	18230	(5,193)	13,037
Net income	(252,849)	(38,208)	(2,910,57)
December 31, 2004 -
Revenue	3,240,321	78,032	3,318,353
Cost of sales	1,965,627	60,735	2,026,362
Administrative expenses	1,770,489	6,508	1,776,997
Non-operating income/expense	(73501)	(1,075)	(74,576)
Net income	(569,296)	9,714	(559,582)

The Company has determined that the intellectual property acquired does not have a determinable useful life, and therefore is subject to review at least annually for impairment. At December 31, 2004, the Company evaluated the estimated future cash flows associated with the intellectual property of TRAC POS, and recorded an impairment loss of $491,205.

During 2002, the Company purchased a 10% interest in Camrose Convention Inn, Inc. (Camrose) for $6. Camrose proposed to develop a convention center and casino in Camrose, Alberta. In addition, the Company advanced funds to Camrose of $88,222. At December 31, 2004, the Company determined that the project was no longer feasible, and recorded an impairment loss for the entire investment.

Note 5 – Loans and Convertible Debentures (Related Parties)

The Company had $124,979 of convertible debentures outstanding to related parties at December 31, 2005. The outstanding debentures are payable to persons who are shareholders of the Company. The debentures are convertible into common stock or preferred shares of the Company at $.75 a share.

At December 31, 2005, the Company also has loans payable of $256,636 due to shareholders of the Company. The loans have no specified interest or repayment terms. The Company recorded imputed interest related to these loans as a contribution to capital.

During May 2003, the Company’s subsidiary, Westsphere Financial Group, Ltd. borrowed CAD$250,000 (US$185,000) from a bank. The loan bears interest at the bank’s prime rate plus 2% (currently 6.75%). The balance of the loan at December 31, 2005 was $72,615. The loan is secured by the assets of the subsidiary, and is also guaranteed by the Company’s subsidiary Vencash Capital Corporation and Douglas N. Mac Donald, President/CEO

Note 6 – Common and Preferred Stock

During 2004, the Company issued 15,139 shares to settle debt in the amount of $53,652 (.28 per share). The Company also issued 1,700 shares for services valued at $1,720 ($1.01 per share). The Company issued 236,042 shares to acquire an interest in TRAC POS (Note 4).

Stock issued for consideration other than cash was valued based on quoted market prices.

During 2005, the Company completed it conversion of 1,285,958 common shares into 1,285,958 preferred shares.  As a result of the conversion, there are total of 1,285,958 preferred shares and 551,702 common shares issued and outstanding as at March 15, 2006.

Upon conversion of a common share to a preferred share, voting of such preferred shares vest with the Board of Directors as set out in the shareholder’s resolution approved at the Annual Meeting of Shareholders held on December 7, 2002.

Upon conversion of a common share to a preferred share, the preferred shareholders will have the right to convert such preferred share to a share of common stock (1:1) upon delivery of 21 days written notice to the Company, at a price of $1.00 per share payable to the Company.  However, share certificates will be issued with the following share trading restrictions: 1/3 of the total shares to be converted will be restricted from trading for a period of six (6) months from the date of conversion; 1/3 of the total shares to be converted will be restricted from trading for a period of one (1) year from the date of conversion; 1/3 of the total shares to be converted will be restricted from trading for a period of eighteen (18) months from the date of conversion.

Note 7 – Income Taxes

The Company files United States income tax returns, and the Company’s operating subsidiaries file Canadian income tax returns.

The Company has estimated net operating loss carry-forwards of $1, 258,403, which expire as follows:

2020	$50,353
2021	$189,587
2022	$237,425
2023	$240,207
2025	$540,831

Estimated tax benefits resulting from U.S. net operating loss carry-forwards of $427,857 are offset by a reserve of the same amount because it is uncertain that the company will be able to utilize the carry-forwards before they expire.

The Company has no US income other than from its Canadian subsidiaries. The Company anticipates that foreign tax credits allowed for payment of Canadian taxes will be sufficient that there will be no US income tax liability for the parent company.

Income taxes at the statutory rate are reconciled to Company’s actual income taxes as follows:

	2005	2004
Tax (benefit) at statutory rate (34%)	$7,971	$(193,561)
Canadian tax benefits	(4,302)	17,785
Income taxes paid and accrued	—	—
Change in reserve for net operating loss carry-forwards	(7,971)	197,923
Income tax expense (benefit)	(4,302)	(22,147)

Canadian tax benefits resulting from non-capital loss carry-forwards and excess of undepreciated costs of property and equipment arising from differences between the Company’s depreciation rates and those prescribed for income tax purposes and using projected Canadian tax rates are as follows:

Non-capital loss carry-forwards:	$10,651
Temporary differences due to depreciation methods	930
Income tax benefit	11,581

Note 8 - Stock Based Compensation

During 2002, the Company adopted the 2002 Employees Stock Option and Stock Award Plan for directors, employees and consultants. The maximum number of shares that may be optioned or awarded under the plan is 4,000,000. Additional provisions of the plan call for awards, exercise prices and vesting to be determined by the board of directors or its designated administrator.

Following is a table of outstanding options and changes during 2005 and 2004:

	Employee Options	Non- Employee Options	Weighted Average Exercise Price
Options Outstanding, December 31, 2004	90,725	46,794	2.80
Options granted in 2004:	—	—	—
Options exercised in 2004:	—	—	—
Option expired in 2004:	—	25,544	2.80
Options Outstanding, December 31, 2004	90,725	21,250	1.96
Options granted in 2005:	111,928	—	1.01
Options exercised in 2005:	37,500	—	1.20
Options Outstanding, December 31, 2005	198,903	21,250	1.39

All outstanding options vest immediately.

If not previously exercised or canceled, options outstanding at December 31, 2005 will expire as follows:

	Range of Exercise Prices		Number	Weighted Average Exercise
Year Ending December 31,	High	Low	of Shares	Price
2007	2.80	2.80	45,750	2.80
2010	.94	.94	108,178.94
2014	.70	.70	44,975.70

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

Year Ended December 31, 2005
Expected Volatility:	250%
Risk-free interest rate:	2.33%
Expected Dividends:	—
Expected Term in Years:	3-5

As permitted by FASB Statement No. 123, the company applies the methods of APB 25 and related interpretations in accounting for stock options issued to employees and recorded no expense for these options. If the Company had expensed the fair value of employee options issued in 2005, the net income would have been decreased by $72,067 to ($48,623).

Note 9 – Commitments and Contingencies

The Company leases real estate (office and warehouse space) under non-cancelable operating leases that expire on varying dates through 2009. The Company also has various obligations for auto and equipment leases through 2008.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2006	36,101	92,010
2007	14,401	19,627
2008	8,498	5,355
2009	5,092	__

On April 7, 2004, the company sued Fred and Linda Sebastian to recover an outstanding loan of $80,000.00 (Cdn) plus interest and court costs. The Company has reserved this amount due to the uncertainty of recovery. The Defendants responded with the filing of a Statement of Defense and Counterclaim in the amount of $257,002.32 (Cdn). The company believes the counterclaim to be without merit and has not accrued a liability for the claim.

On May 28, 2004 Peter Gregory filed an action in the Ontario Superior Court of Justice against Vencash Capital Corporation.  Peter Gregory was a Vencash distributor and agent who filed the action related to a claim of wrongful dismissal from Vencash of $260,000.00 (Cdn).  On July 30, 2004 Vencash filed a Statement of Defence and Counterclaim in the amount of $1,600,000 for breach of contract, breach of confidence, breach of fiduciary duties, interference with economic relations, damages for inducing breach of contract, and punitive damages. The company believes the claim to be without merit and has not accrued a liability for the claim.

Note 10 – Related party transactions

The Company expensed $72,040 during 2005 for consulting and management services to a company that is controlled by the Company’s president.

The Company’s president is owed for a loan payable from Westsphere Group of Companies totaling $35,509.

Accounts payable includes $65,671 accrued for officer and employee bonuses.

Note 11 – Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R) (revised 2004) (“FAS 123(R)”). In addition, in March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (SAB 107) which provides interpretations regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) will require us to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.  We will report such costs as part of our general and administrative expenses.  FAS 123(R) will be effective for us as of the beginning of the first annual reporting period that begins after December 15, 2005, which will be our fiscal year ending July 31, 2007. We will recognize the cumulative effect of initially applying this statement as of the effective date. Currently, the cumulative effect of initially applying FAS 123(R) has not been determined and is subject to change depending on future events.

In December 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 (“FAS 153”). FAS 153 eliminates the exception to recognize non-monetary transactions at fair value for non-monetary exchanges of similar productive assets previously allowed by APB Opinion No. 29, and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. FAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle, requires retrospective application to prior periods’ financial statements of changes in accounting principle and carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to affect future reporting or disclosures.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" ("FAS. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under FAS 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under FAS 140. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations at December 31, 2005

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain specified situations. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations at December 31, 2005.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors and officers of Westsphere and its Subsidiaries

1. Management of Westsphere

The following table furnishes the information concerning the members of the Board of Directors of Westsphere as of March 31, 2006. The Directors of Westsphere are elected every year and serve until their successors are elected and qualify:

Name	Age	Title	Term of Service
Douglas N. Mac Donald	57	Director, President, CEO	07/98 to present

Robert L. Robins	64	Director/V.P./Sec. Treasurer	07/98 to present

Dr. Roy Queen	63	Director	12/98 to present

Kim Law	38	V.P./CFO Director	05/00 to present 08/02 to present

Bernd Reuscher	62	Director	04/02 to present

Jack Thomson	76	Director	11/04 to present

Sonia Goeseels	54	Vice-President	05/00 to present

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

Mr. Robert L. Robins –

Vice President, Director and Secretary Treasurer of Westsphere Asset Corporation. Mr. Robins is a retired member of the Calgary Police Service, retiring in 1991 after serving in the Homicide and Criminal Intelligence Units. Prior to service with the City Police Mr. Robins was a serving member of the Canadian Armed Forces serving with the U.N. Peace Keeping in the Middle East and with NATO in Europe. After retiring from the City Police Mr. Robins was employed with Alberta Family & Social Services Fraud Investigation. Mr. Robins has a total of 38 years of experience in all levels of government Federal, Provincial and Municipal. As a result of his successful careers, the Corporation respects Mr. Robin's counsel in the many aspects of Westsphere's day-to-day operations and acts as Westsphere’s Security Officer. Mr. Robins also sits as Secretary, Treasurer, and Director of Vencash Capital Corporation.

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

Mr. Kim S. Law –

Director-CFO-Vice President of Finance - Mr. Law has held this position since May, 2000. Mr. Law has been instrumental in establishing the financial controls for Westsphere Asset Corporation and all of it's Subsidiary companies. From July 1999 to April 2000, Mr. Law was the Vice President Finance of Kan-Can Resorts Ltd., a property development Corporation. The prior nine years Mr. Law was the Controller in the Hospitality and Resort Industry.

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

Mr. Jack Thomson – Director – Mr Thomson was appointed to the Board on October 23, 2004.  Mr Thomson served in the Canadian military from 1943 to 1978 and retired at that time with the rank of Colonel.  From 1978 to 1983 he was Vice-President and co-owner of a Seattle based automobile dealership Auburn Lincoln Mercury Inc.  During the same period he was also President and C.E.O. of Auburn Import Export as well as Auburn Electronics.  In 1983, he returned to Canada and became the C.E.O. and C.O.O. of International Tempest Corporation, which provides electronic security sensing devices. From 1986 to 1990 he was Executive Director of the Canadian Red Cross Society, Kingston and District Branch.

Presently Mr. Thomson is the President and C.E.O. as well as the sole shareholder of the Cedar Island Sales and Service Ltd., a electronic gaming and lottery Corporation and is an active member of the Board of Directors of the "Break Open Ticket Program Management Alliance".  He is currently the Chairman of the "Ethics and Education" committee. From 1989 to 1995, Mr. Thomson served as Vice-Chairman of the Board of Director of the Canadian Forces "Communication Museum" and upon the death of the Chairman Mr. A.J.E. Child QC, CD became the Chairman and C.E.O. From 1994 to 1986, Mr. Thomson served on the Board of Directors of the Canadian Red Cross Kingston Ontario Division

2. Management of Vencash Capital Corporation (a wholly owned subsidiary of

Westsphere). Name	Age	Title	Term of Service
Douglas N. Mac Donald	57	Director/CEO/	07/98 to present

Robert L. Robins	64	Director//Secretary/Treasurer	07/98 to present

Bernd Reuscher	62	Director	04/02 to present

Dr. Roy Queen	63	Director	12/98 to present

Kim Law	38	Director/CFO	08/02 to present

Mr. Jack (John) Thomson	76	Director	11/04 to present

Mr. Brett Border	37	President	03/04 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Kaw and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

3. Management of Westsphere Financial Group Ltd. (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	57	Director/CEO/President	07/98 to 01/05
Douglas N. Mac Donald	57	Director	07/98 to 01/06

Robert L. Robins	64	Director/Secretary/Treasurer	07/98 to01/05
Bernd Reuscher	62	Director	04/02 to 01/05

Dr. Roy Queen	63	Director	12/98 to01/05

Kim Law	38	Director	08/02 to01/05

Mr. Jack (John) Thomson	76	Director	11/04 to01/05

Ms. Sonia Goeseels	54	Vice President & E.A. to BOD	05/00 to01/05

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above. 4. Management of Vencash POS Services Inc.Formerly known as Westsphere POS Services Ltd. (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service

Douglas N. Mac Donald	57	Director, President, CEO	07/98 to present

Robert L. Robins	64	Director/Secretary/Treasurer	07/98 to present

Bernd Reuscher	62	Director	04/02 to present

Dr. Roy Queen	63	Director	12/98 to present

Kim Law	38	Director	08/02 to present

Mr. Jack (John) Thomson	76	Director	11/04 to present

Ms. Sonia Goeseels	54	Vice President & E.A. to BOD	05/00 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

5. Management of Westsphere Systems Inc. (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	57	Director, CEO/President	07/98 to present

Robert L. Robins	64	Director, COO	07/98 to present

Bernd Reuscher	62	Director	04/02 to present

Dr. Roy Queen	63	Director	12/98 to present

Kim Law	38	Director	08/02 to Present

Mr. Jack (John) Thomson	76	Director	11/04 to present

Ms. Sonia Goeseels	54	Vice President & E.A. to BOD	11/04 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

6. Management of Camrose Convention Inn, Inc. (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	57	Director/CEO	12/01 to01/2005

Sonia Goeseels	54	Director/ V.P/Secretary	02/02 to 01/2005

Kim Law	38	Director/V.P./CFO	02/02 to 01/2005

For information on Douglas N. Mac Donald, Sonia Goeseels and, Kim Kaw , see "Management of Westsphere Asset Corporation Inc.", above.

7. Management of Westsphere Development Corporation (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	57	Director/CEO	07/98 to 01/2005

Robert L. Robins	64	Director//Secretary/Treasurer	07/98 to 01/2005

Bernd Reuscher	62	Director	04/02 to 01/2005

Dr. Roy Queen	63	Director	12/98 to 01/2005

Kim Law	38	Director/CFO	08/02 to 01/2005

Sonia Goeseels	54	Vice President/Admin.	03/01 to 01/2005

Mr. Jack (John) Thomson	76	Director	11/04 to01/2005

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Kaw and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above.

8. Management of Westsphere Entertainment Corporation (a wholly owned subsidiary of Westsphere).

Name	Age	Title	Term of Service
Douglas N. Mac Donald	57	Director/President/CEO	01/03 to01/2005

Robert L. Robins	64	Director//Secretary/Treasurer	01/03 to 01/2005

Dr. Roy Queen	63	Director	01/03 to 01/2005

Darrell D. Wakelam	59	Director	01/03 to 01/2005

Kim Law	38	Vice President/Finance	01/03 to 01/2005
Sonia Goeseels	54	Vice President/Admin.	03/01 to 01/2005

Mr. Jack (John) Thomson	76	Director	11/04 to01/2005

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

(b) Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Douglas Mac Donald	President, Chief Executive Officer and a member of the B.O.D.	N/A	N/A	N/A

Robert Robins	Vice President, Sec., Treasurer and member of the B.O.D.	N/A	N/A	N/A
Sonia Goeseels	Vice President of Administration and Executive Assistant to the B.O.D.	N/A	N/A	N/A
Kim Law	Vice President of Finance, Chief Financial Officer and a member of the B.O.D.	N/A	N/A	N/A
Bernd Reuscher	Member of Board of Directors	N/A	N/A	N/A
Dr. Roy Queen	Member of Board of Directors	N/A	N/A	N/A
Mr. Jack (John) Thomson	Member of Board of Directors	N/A	N/A	N/A

Code of Ethics

As of the date of the filing of this report, the Corporation has not adopted a code of ethics that applies to is principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Corporation in its last annual filing announced its intention to prepare such a code of ethics and present it to its Board of Directors for adoption during the third quarter of fiscal year 2005.  To the date of the preparation of this code of ethics has not been completed with further review and counsel being sought through legal opinion.   Upon completion and adoption, the Corporation intends to will a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its next periodic report after adaptation of a Code of Ethics and post it on its website.

Audit Committee

The Board of Directors of Westsphere Asset Corporation Inc., at present, does not have an audit committee.

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

Compensation paid by Westsphere for all services provided during the fiscal year ended December 31, 2005, (1) to each of Westsphere's five most highly compensated executive officers whose cash compensation exceeded $100,000 and (2) to all officers as a group is set forth below under directors.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

Name and Principal Position	Year	Salary	Stock Options
Douglas N. Mac Donald* President and Director	- 2001 2002 2003 2004 2005	- $33,393 $38,049 $59,092 $84,661 $87,477	- - 375,000 499,000 - -

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

Option Grants

The following table sets forth information regarding stock option grants to our officers and directors as of March 31, 2005: The option amounts and prices have changed due to the 20 to 1 rollback of April 01, 2005

Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted	Exercise or Base Price ($/Sh)	Expiration Date(1)
Doug MacDonald	490,500- 24,525	55%	$0.035-$0.70
Robert Robins	400,500-20,025	45%	$0.035- $0.70
(1)	The expiration date of these options has not yet been determined by the Board of Directors.

Doug MacDonald	673,007-33,650	31%	$0.0470-.094	Jan/26/2010
Robert Robins	523,007-26,150	24%	$0.0470-.094	Jan/26/2010
Sonia Goeseels	483,795-24,189	22 ½%	$0.0470-.094	Jan/26/2010
Kim Law	483,795-24,189	22 ½%	$0.0470.094	Jan/26/2010

(2) The expiration date of these options is January 26, 2010

Option Exercises

None of the Executive Officers named in the Summary Compensation Table have exercised options to purchase shares of our common stock as of December 31, 2005.

The following table sets forth details of each exercise of stock options as of March 31, 2006 by any of the named Executive Officers, and the March 31, 2006 value of unexercised options on an aggregate basis.

Aggregated Options Exercised

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options as of December 31, 2003 Exercisable(2)/ Unexercisable	Value of Unexercised in the Money-Options at December 31, 2003 Exercisable/ Unexercisable (1)
Douglas MacDonald	Nil	Nil	24,525 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Robert Robins	Nil	Nil	20,025 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)

(1)	Based on closing price of $0.04 on December 31, 2003.
(2)	Includes Options to purchase common shares within 60 days after December 31, 2003.

Douglas MacDonald	Nil	Nil	33,650 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Robert Robins	Nil	Nil	26,150(exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Sonia Goeseels	Nil	Nil	24,189 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Kim Law	Nil	Nil	24,189 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)
(3) Based on closing price of $0.0470 on January 26,, 2005. multiplied by 20 = $0.94
(4)Includes Options to purchase common shares within 5 years after January 261, 2005.

Compensation of Directors

Westsphere did not pay any compensation services provided by the directors during the fiscal year ended December 31, 2005.

Termination of Employment and Change of Control Arrangements

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our outstanding common and preferred stock as of March 15, 2006 for: each of our directors and executive officers individually; each person or group that we know owns beneficially more than 5% of our common stock; and all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power.  The rules also deem common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person.  The applicable percentage of ownership for each shareholder is based on 551,702 shares of common stock and 1,285,958 shares of preferred stock outstanding as of March 15, 2006 together with applicable options for that shareholder.  Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name and Address of Beneficial Owner Officers and Directors	Number of Common Shares of Beneficial Owner	Percentage of Common Shares Owned	Number of Preferred Shares of Beneficial Owner	Percentage of Preferred Shares Owned	Note
Douglas N. Mac Donald St. Albert, Alberta Canada (Personal Shares Held) (Personal Options Held)	76,925		36,200		(1)
Patricia L. Mac Donald			55,000
(Mac Donald Venture Corporation)			60,002
(Mac Donald & Assoc.)			8,148
(989939 Alberta Ltd)			65,862
(732352 Alberta Ltd)	975
(797320 Alberta Ltd.)			66,530

Total	77,900	10.38%	291,742	22.69%

Robert L. Robins Calgary, Alberta Canada					(2)
(Personal Shares Held)			36,025
(Personal Options Held)	58,925
(Robins Nest Holdings)			38

Total	58,925	7.86%	36,063	2.80%

Dr. Roy L. Queen Kamloops, B.C. Canada					(3)
(Personal Shares Held)	11,667		121,119
(Personal Options Held)
(Drin Holdings Ltd.)			11,496
(Transural Trade)

Total	11,667	1.56%	132,615	10.31%

Bernd Reuscher Edmonton, Alberta Canada					(4)
(Personal Shares Held)			49,582
(Personal Options Held)
(989939 Alberta Ltd.)			65,862
(MBR Venture Corp.)			141,250

Total			256,694	19.96%

Kim Law Calgary, Alberta Canada					(5)
(Personal Shares Held)	50		15,000
(Personal Options Held)	31,315

Total	31,365	4.18%	15,000	1.17%

Sonia Goeseels Calgary, Alberta Canada					(6)
(Personal Shares Held)	38
(Personal Options Held)	31,315
(1035760 Alberta Ltd,)			27,501

Total	31,353	4.18%	27,501	2.14%

Jack (John) Thomson Kingston, Ontario Canada					(7)
(Personal Shares Held)			7,500
(Personal Options Held)
(John & Dianna Thomson)			11,250

Total			18,750	1.46%

Total 1.46% shares owned by Officers and Directors	211,210	28.15%	778,365	60.53%

Total shares owned by Officers and Directors are common shares - 19,680 and preferred shares – 762,365 which representing 42.6% of voting rights.

(1)

Doug Mac Donald 369,617 Shares

36,200  of these shares are held in the name of Douglas  Mac Donald, 55,000 of these shares are held in the name of Mr. Mac Donalds’ wife Patricia Mac Donald, 60,002 of these shares are held in the name of Mac Donald Venture Corp. of which Mr. Mac Donald is the sole officer and Director, 66,530 of these shares are held in the name of 797320 Alberta Ltd. of which Mr. Mac Donald is the sole officer and Director,  18,750 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 18,750 shares  for $2.80 per share until September 30, 2007, 24,500 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 24,500 shares for $0.70 per share until September 30, 2007. 33,650 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 33,650 shares for $0.94 per share until January 26, 2010. Doug Mac Donald is part owner of 989939 Alberta Ltd. with a share position of 65,862 shares. *(50% is owned by Doug Mac Donald and 50% is owned by Bernd Reuscher, 975 of these shares are held in 732352 Alberta Ltd. in which Mr. Mac Donald is the sole officer and Director 8,148 of these shares are held in the name of Mac Donald & Associates Gaming Specialists Inc., of which Mr. Mac Donald is the sole officer and Director.

(2)

Bob Robins – 94,988 Shares

38 of these shares are held in the name of Robins Nest Holdings Inc. 36,025 of these shares are held in the name of Bob Robins, 12,750 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 12,750 shares for $2.80 per share until September 30, 2007, 20,025 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 20,025 shares for $0.70 per share until September 30, 2007.  26,150 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 26,150 shares for $0.94 per share until January 26, 2010

(3)

Dr. Roy Queen – 149,282 Shares

121,119 of these shares are held in the name of Dr. Queen, 11,667 of these shares are held in the name of Drin Holdings Ltd., which is solely owned by Dr. Queen and 11,496 of these shares are held in the name of Transural Inc., which is solely owned by Dr. Queen

 (4)

Bernd Reuscher 256,694 Shares

49,582 of these shares are held in the name of Bernd Reuscher, 141,250 of these shares are held in the name of MBR Venture Corp. of which Mr. Reuscher is the sole officer and Director, Bernd Reuscher is part owner of 989939 Alberta Ltd. with a share position of 65,862 shares. *(50% is owned by Bernd Reuscher and 50% is owned by Doug Mac Donald).

5)

Kim Law – 46,365 Shares

50 common shares and 15,000 preferred shares of these shares are held in the name of Kim Law, 7,125 of these shares are held in the form of stock options giving Mr. Law the right to purchase up to 7,125 shares for $2.80 per share until September 30, 2007.  24,190 of these shares are held in the form of stock options giving Mr. Law the right to purchase up to 24,190 shares for $0.94 per share until January 26, 2010

(6)

Sonia Goeseels 58,854 – Shares

38  common shares of these shares are held in the name of Sonia Goeseels, 27,501 preferred shares of these shares are in 1035760 Alberta Ltd, a numbered Corporation wholly owned by Ms. Goeseels 7,125 of these shares are held in the form of stock options giving Ms. Goeseels the right to purchase up to 7,125 shares for $2.80 per share until September 30, 2007,.24,190 of these shares are held in the form of stock options giving Ms. Goeseels the right to purchase up to 24,190 shares for $0.94 per share until January 26, 2010

(7)

Jack (John) Thomson – 18,750 Shares

11,250 of these shares are held in the name of John AP Thomson & Diana Thomson. 7,500 of these shares are held in the name of Jack John Thomson.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits - See attached list of exhibits following signature page.

(b) Reports on Form 8-K - Westsphere did file 1(one)report on Form 8-K during the last quarter of the fiscal year ended December 31, 2005.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Miller & McCollom, Certified Public Accountants for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Miller & McCollom, Certified Public Accountants, in connection with statutory and regulatory filings or engagements were $22,550 for the fiscal year ended 2004 and $26,150 for the fiscal year ended 2005.

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2004and 2003.

Tax Fees

There were no fees for tax compliance, tax advice, and tax planning for the fiscal year ended 2004 and 2005.

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

April 21, 2006

By: /s/ Kim Law

Name:

Kim Law

Title:

Principal Financial and Accounting Officer

Date:

April 21, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Douglas N. Mac Donald

Name:

Douglas N. Mac Donald

Title:

President and Board of Directors

Date:

April 21, 2006

By: /s/ Robert L. Robins

Name:

Robert L. Robins

Title:

Board of Directors

Date:

April 21, 2006

By: /s /Bernd Reuscher

Name:  Bernd Reuscher

Title:

Board of Directors

Date:

April 21, 2006

By: /s/ Roy L. Queen

Name:

Roy L. Queen

Title:

Board of Directors

Date:     April 21, 2006

By: /s/ Kim Law

Name:

Kim Law

Title:

Board of Directors

Date:

April 21, 2006

By: /s/ John (Jack) Thomson

Name:

Jack Thomson

Title:

Board of Directors

Date:

April 21, 2006

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