Form 10KSB/A
period 2005-12-31
WESTSPHERE ASSET CORP INC
filed 2006-04-27
CIK 1129120

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

AMENDMENT NO.1

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

                 PLAN OF OPERATION

18

ITEM 7.  FINANCIAL STATEMENTS…………………………………………F-1 – F-16

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH

                ACCOUNTANTS ON ACCOUNTING AND

                FINANCIAL DISCLOSURE

22

PART III

23

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS

                 AND CONTROL PERSONS; COMPLIANCE WITH

                 SECTION 16(A) OF THE EXCHANGE ACT

23

ITEM 10. EXECUTIVE COMPENSATION

30

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

                  OWNERS AND MANAGEMENT

33

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED

                  TRANSACTIONS

37

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

37

ITEM 14. CONTROLS AND PROCEDURES

37

SIGNATURES

38

INDEX OF EXHIBITS FILED HEREWITH

39

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

E-DEBIT INTERNATIONAL INC.

On August 1, 2000, the Corporation acquired a five (5%) percent interest in Alberta Registered Corporation E-Debit International Inc. of Calgary, Alberta for $1,350 cash ($2,000 CDN). E-Debit International Inc. a provider of pre-paid debit cards from a non affiliated third party Julio Rivera with an option to purchase the balance of Mr. Rivera’s shareholdings of sixty-five (65%) percent.

On March 13, 2001 the Corporation acquired a further twenty-five (25%) percent interest in E-Debit International Inc. for $9,737 ($15,100 CDN) from non affiliated third party Dev Studios Inc.

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

Evolving online financial technology being pursued by the institutional banking financial sectors has been confronted by growth of computer-based commerce. The Internet and the expansion of computer generated online commerce shifted a significant amount of consumer financial services from conventional banking and financial institutions to non traditional and new and innovative virtual based methods of conducting financial transactions. This on-line or Interac connecting the conventional banking institutions were a significant factor for the profits being produced by Canadian conventional banking and financial institutions in the past five years.

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

Current Stage of Corporate Development

Vencash Capital will continue to generate significant positive revenues and returns and historically has been the financial engine driving the expansion of both Vencash Capital and other Westsphere subsidiaries from its cash flow.  Westsphere will focus on supplying the required funding for the growth of its placement and ownership of equipment to Vencash customers through its relationship with its equipment supplier and it’s contracted Switching Network to allow for the growth of the Vencash distribution network as well as capitalization of its own switch development.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Principal Offices and Other Property

Westsphere's property holdings are as follows:

1.   2140 Pegasus Way N.E. Calgary, Alberta T2E 8M5

Effective March 15, 2004, Westsphere consolidated all of its business operations to an 8,320 square foot facility in the North East Industrial area of Calgary just minutes away from the Calgary International Airport.  Westsphere leases this property at a rate of $7,020 per month.  This facility houses Westsphere’s administrative headquarters, Vencash Capital Corporation’s operations, service and administrative center, Westsphere Systems Inc. and E-Debit I

2. Suite 1430, 555 West Hastings Street, Vancouver, B.C. V6N 4N4

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

ITEM 3.

LEGAL PROCEEDINGS

The Corporation has from time to time been a party to legal proceedings which arise in the normal course of business.  The Corporation is presently involved in material litigation as follows:

1.

Alberta Action No: 0401-05739

Vencash Capital Corporation (Plaintiffs/Defendant by Counterclaim) vs. Fred Sebastian & Linda Sebastian (Defendants/Plaintiff by Counterclaim

On April 7, 2004, the Corporation sued Fred and Linda Sebastian to recover an outstanding loan of $80,000.00 (CDN) plus interest and court costs which related to advances made to Sebastian while acting in an investor relations capacity for the Corporation. The Company has reserved this amount due to the uncertainty of recovery. The Defendants responded with the filing of a Statement of Defence and Counterclaim in the amount of $257,002.32 (CDN). The company believes after preliminary dispositions at civil discover the evidence reflects that the counterclaim to be defeated and is without merit and has not accrued a liability for the claim.

2.

Ontario Superior Court of Justice – Action No. 2940-04SR

Peter Gregory (Plaintiffs/Defendant by Counterclaim) vs. Vencash Capital Corporation (Defendants/Plaintiff by Counterclaim)

On May 28, 2004 Peter Gregory filed an action in the Ontario Superior Court of Justice against Vencash Capital Corporation.  Peter Gregory was a Vencash distributor and agent who filed the action related to a claim of wrongful dismissal from Vencash of $260,000.00 (Cdn).  On July 30, 2004 Vencash filed a Statement of Defence and Counterclaim in the amount of $1,600,000 for breach of contract, breach of confidence, breach of fiduciary duties, interference with economic relations, damages for inducing breach of contract, and punitive damages. The company believes the claim to be without merit and has not accrued a liability for the claim, as the defendant breached his exclusive contract. By directly taking Vencash processed ATM sites to another processor while working for Vencash.

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

Effective April 01, 2005, Westsphere’s common stock was trading on the Over-the- Counter /

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

Changes in Financial Position

During fiscal year 2004, the total assets decreased to $1,455,327 primarily due to a decrease in accounts receivable and loans to related parties and other investments.  The decrease was caused by a write-off of over-due accounts receivable of $62,997 (See ITEM 4. - LEGAL PROCEEDINGS – Vencash vs. Sebastian), and other investments from Camrose Convention Inn Inc. in the amount of $72,203 as it was determined by the management as bad debt.  For consolidation purposes, the decrease was offset by investments in Trac Pos Processing Inc. which consisted of loans from related parties in the amount of $101,909, and other investments of $172,660.

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

Shareholders' equity as of December 31, 2005 was $391,188, inclusive of an accumulated loss from operations of $1,489,537, as compared to shareholders equity of $294,452 as of the same date from the previous year. Total issued and outstanding share capital as of the year ending December 31, 2004 was 1,731,183 common shares as compared to a total of 621,939 common shares and 1,215,721 preferred shares as of December 31, 2005.  The conversion from common to preferred shares during the year is a result of the shareholder’s resolution, approved at the Annual Meeting of Shareholders held on December 7, 2002.  The Company converted 1,215,721 common shares into 1,215,721 preferred shares during the year.  As of March 15, 2006, the Company finalized its conversion and has a total of 1,285,958 preferred shares and 551,702 common shares issued and outstanding.

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

Westsphere Asset Corporation, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net (loss) from operations	$23,445	$(569,296)
Reconciling adjustments -
Depreciation and amortization	119,236	116,886
Services paid by issuing stock and options	—	7,313
Interest contributed by shareholder	5,607	6,135
Impairment of assets	—	563,969
Gain on sale of assets	(67,942)	—
Changes in operating assets and liabilities
Accounts receivable	(145,875)	143,025
Inventory	(172,820)	(35,715)
Prepaid expenses and other	(33,518)	1,708
Accounts payable and accrued liabilities	595,522	13,257
Net cash (used for) operations	323,655	247,282

Cash flows from investing activities:
Purchase of equipment	(83,299)	(101,975)
Disposal of equipment	29,637	47,499
Repayments of loans receivable	81,288	75,914
Net cash (used for) investing activities	27,626	21,438

Cash flows from financing activities:
Loans from Shareholders	29,815	—
Exercise of options	45,000	—
Proceeds from loans	—	20,602
Repayments of loans	(106,065)	(66,614)
Net cash provided by financing activities	31,250	(46,012)

Foreign currency translation adjustment	(20,176)	(129,162)
Net change in cash and cash equivalents	299,855	93,546
Cash at beginning of period	184,944	91,398
Cash at end of period	$484,799	$184,944

Supplemental schedules:
Cash paid for interest	5,676	9,654
Cash paid for income taxes	—	—
Noncash investing and financing activities
Shares issued to settle debt	$17,244	$—
Shares issued for acquisition of interest in Trac POS	—	141,958

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

Estimated Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable and accrued expenses, and loans payable to related parties reflected in the financial statement approximate fair value due to the short-term maturity of the instruments. The fair value of the mortgage receivable (a debt investment being held to maturity), based on estimated current interest rates for comparable instruments, and is $133,357 compared to its carrying value of $171,084.

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

During 2005, the Company converted 1,215,721 common shares into 1,215,721 preferred shares.  As a result of the final conversion from common shares to preferred shares, there are total of 1,285,958 preferred shares and 551,702 common shares issued and outstanding as of March 15, 2006.

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

Following is a table of outstanding options and changes during 2005 and 2004:

	Employee Options	Non- Employee Options	Weighted Average Exercise Price
Options Outstanding, December 31, 2004	90,300	21,250	2.80
Options granted in 2004:	—	—	—
Options exercised in 2004:	—	—	—
Option expired in 2004:	—	—	2.80
Options Outstanding, December 31, 2004	90,300	21,250	1.96
Options granted in 2005:	287,500	—	1.01
Options exercised in 2005:	37,500	—	1.20
Options Outstanding, December 31, 2005	340,300	21,250	1.39

All outstanding options vest immediately.

If not previously exercised or cancelled, options outstanding at December 31, 2005 will expire as follows:

	Range of Exercise Prices		Number	Weighted Average Exercise
Year Ending December 31,	High	Low	of Shares	Price
2007	2.80	2.80	45,750	2.80
2010	.94	.94	108,178.94
2014	.70	.70	44,975.70

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

Year Ended December 31, 2005
Expected Volatility:	250%
Risk-free interest rate:	2.33%
Expected Dividends:	—
Expected Term in Years:	3-5

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

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2006	36,101	92,010
2007	14,401	19,627
2008	8,498	5,355
2009	5,092	—

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

In December 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets, and an amendment of APB Opinion No. 29 (“FAS 153”). FAS 153 eliminates the exception to recognize non-monetary transactions at fair value for non-monetary exchanges of similar productive assets previously allowed by APB Opinion No. 29, and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. FAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

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

Mr. Robert L. Robins –

Vice President - Director/Secretary Treasurer of Westsphere Asset Corporation.  Mr. Robins is a retired member of the Calgary Police Service, retiring in 1991 after serving in the Homicide and Criminal Intelligence Units. Prior to service with the City Police Mr. Robins was a serving member of the Canadian Armed Forces serving with the U.N. Peace Keeping in the Middle East and with NATO in Europe. After retiring from the City Police, Mr. Robins was employed with Alberta Family & Social Services Fraud Investigation. Mr. Robins has a total of 38 years of experience in all levels of government Federal, Provincial and Municipal. As a result of his successful careers, the Corporation respects Mr. Robin's counsel in the many aspects of Westsphere's day-to-day operations and acts as Westsphere’s Security Officer. Mr. Robins also sits as Secretary, Treasurer, and Director of Vencash Capital Corporation.

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

Mr. Kim S. Law –

Director-CFO - Vice President of Finance - Mr. Law has held this position since May, 2000. Mr. Law has been instrumental in establishing the financial controls for Westsphere Asset Corporation and all of its Subsidiary companies. From July 1999 to April 2000, Mr. Law was the Vice President Finance of Kan-Can Resorts Ltd., a property development Corporation. The prior nine years Mr. Law was the Controller in the Hospitality and Resort Industry.

Ms. Sonia Goeseels –

Vice President - Administration Westsphere Asset Corporation. This position includes the responsibilities of Executive Assistant to the Board of Directors. Ms. Goeseels has held this position with Westsphere Asset Corporation since May 2000. Ms. Goeseels was employed in the Hospitality and Resort Industry in various capacities with the responsibilities in the areas of Administration and Management. Westsphere calls upon Mrs. Goeseels considerable administrative background along with her commercial marketing, client service and customer relations experience in order to coordinate the Administration and Management of Westsphere and its subsidiary companies.

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

Presently Mr. Thomson is the President and C.E.O. as well as the sole shareholder of the Cedar Island Sales and Service Ltd., an electronic gaming and lottery Corporation and is an active member of the Board of Directors of the "Break Open Ticket Program Management Alliance".  He is currently the Chairman of the "Ethics and Education" committee. From 1989 to 1995, Mr. Thomson served as Vice-Chairman of the Board of Director of the Canadian Forces "Communication Museum" and upon the death of the Chairman Mr. A.J.E. Child QC, CD became the Chairman and C.E.O. From 1994 to 1986, Mr. Thomson served on the Board of Directors of the Canadian Red Cross Kingston Ontario Division

2. Management of Vencash Capital Corporation (a wholly owned subsidiary of Westsphere)

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

3. Management of Westsphere Financial Group Ltd. (a wholly owned subsidiary of Westsphere)

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

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law and Dr. Roy Queen, see "Management of Westsphere Asset Corporation Inc.", above. 4. Management of Vencash POS Services Inc. formerly known as Westsphere POS Services Ltd. (a wholly owned subsidiary of Westsphere).

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

5. Management of Westsphere Systems Inc. (a wholly owned subsidiary of Westsphere)

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

6. Management of Camrose Convention Inn, Inc. (10% investment of Westsphere)

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

Code of Ethics

As of the date of the filing of this report, the Corporation has not adopted a code of ethics that applies to be principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Corporation in its last annual filing announced its intention to prepare such a code of ethics and present it to its Board of Directors for adoption during the third quarter of fiscal year 2005.  To the date of the preparation of this code of ethics has not been completed with further review and counsel being sought through legal opinion.   Upon completion and adoption, the Corporation intends to will a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its next periodic report after adaptation of a Code of Ethics and post it on its website.

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

SUMMARY COMPENSATION TABLE OF EXECUTIVES

Name and Principal Position	Year	Salary	Stock Options
Douglas N. Mac Donald* President and Director	- 2001 2002 2003 2004 2005	- $33,393 $38,049 $59,092** $84,661 $87,477	- - 43,275 - - 33,650

*Mr. Mac Donald receives his salary through his corporation, Mac Donald and Associates total $48,664 and $10,428 under Douglas Mac Donald.

**$59,092 represents compensation effective April 1 to year end.

Compensation Pursuant to Management Contracts

During the fiscal year ending December 31, 2002, Mac Donald & Associates Gaming Specialists Inc. and/or Douglas Mac Donald received $38,049 per annum payable monthly.  The contract allows for an automatic renewal every six months subject only to any defaults by Mr. Mac Donald of the terms of the contract. The contract also provides for a six-month severance package. This contract expired as of April 1, 2003.  Two options were granted during this period.  The first option was granted September 30, 2002 for 18,750 shares @ $2.80 per share.  This option is to expire September 30, 2007.  The Second option was granted December 31, 2002 for 24,525 shares @ $0.70 per share.  The expiration date of this option is to be determined by the Board of Directors.

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

On January 26, 2005 an option of 33,650 shares was granted to Douglas Mac Donald @ $0.94.  This option expires January 26, 2010.

Option Grants

The following table sets forth information regarding stock option grants to our officers and directors as of March 31, 2005: The option amounts and prices have changed due to the 20 to 1 rollback of April 01, 2005

Options granted in year 2002

Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted	Exercise or Base Price ($/Share)	Expiration Date(1)
Doug MacDonald	490,500- 24,525	27%	$0.035-$0.70	(1)
Doug MacDonald	375,000-18,750	21%	$0.14-2.80	Sept 30, 2007
Robert Robins	400,500-20,025	22%	$0.035- $0.70	(1)
Robert Robins	255,000-12,750	14%	$0.14-2.80	Sept 30, 2007
Sonia Goeseels	142,500-7,125	8%	$0.14-2.80	Sept 30, 2007
Kim Law	142,500-7,125	8%	$0.14-2.80	Sept 30, 2007
(1)	The expiration date of these options has not yet been determined by the Board of Directors.

Options granted in year 2005

Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted	Exercise or Base Price ($/Share)	Expiration Date
Doug MacDonald	673,007-33,650	31%	$0.0470-.094	Jan/26/2010
Robert Robins	523,007-26,150	24%	$0.0470-.094	Jan/26/2010
Sonia Goeseels	483,795-24,189	22 ½%	$0.0470-.094	Jan/26/2010
Kim Law	483,795-24,189	22 ½%	$0.0470.094	Jan/26/2010

Option Exercises

None of the Executive Officers named in the Summary Compensation Table have exercised options to purchase shares of our common stock as of December 31, 2005.

The following table sets forth details of each exercise of stock options as of March 31, 2006 by any of the named Executive Officers, and the March 31, 2006 value of unexercised options on an aggregate basis.

Aggregated Options Exercised

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options as of December 31, 2005 Exercisable(2)/ Unexercisable	Value of Unexercised in the Money-Options at December 31, 2005 Exercisable/ Unexercisable (1)
Douglas MacDonald	Nil	Nil	24,525 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Robert Robins	Nil	Nil	20,025 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)

(1)	Based on closing price of $0.04 on December 31, 2003.
(2)	Includes Options to purchase common shares within 60 days after December 31, 2003.

Douglas MacDonald	Nil	Nil	33,650 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)

Robert Robins	Nil	Nil	26,150(exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Sonia Goeseels	Nil	Nil	24,190 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Kim Law	Nil	Nil	24,190 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)
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

Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power.  The rules also deem common stock subject to options currently exercisable or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person.  The applicable percentage of ownership for each shareholder is based on 551,702 shares of common stock and 1,285,958 shares of preferred stock outstanding as of March 15, 2006 together with applicable options for that shareholder.  Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name and Address of Beneficial Owner Officers and Directors	Number of Common Shares of Beneficial Owner	Percentage of Common Shares Owned	Number of Preferred Shares of Beneficial Owner	Percentage of Preferred Shares Owned	Note
Douglas N. Mac Donald St. Albert, Alberta Canada (Personal Shares Held) (Personal Options Held)	76,925		36,200		(1)
Patricia L. Mac Donald			55,000
(Mac Donald Venture Corporation)			60,002

(Mac Donald & Assoc.)			8,148
(989939 Alberta Ltd)			65,862
(732352 Alberta Ltd)	975
(797320 Alberta Ltd.)			66,530

Total	77,900	10.38%	291,742	22.69%

Robert L. Robins Calgary, Alberta Canada					(2)
(Personal Shares Held)			36,025
(Personal Options Held)	58,925
(Robins Nest Holdings)			38

Total	58,925	7.86%	36,063	2.80%

Dr. Roy L. Queen Kamloops, B.C. Canada					(3)
(Personal Shares Held)			121,119
(Personal Options Held)
(Drin Holdings Ltd.)	16,667
(Transural Trade)			11,496

Total	16,667	2.22%	132,615	10.31%

Bernd Reuscher Edmonton, Alberta Canada					(4)
(Personal Shares Held)			49,582
(Personal Options Held)
(989939 Alberta Ltd.)			65,862
(MBR Venture Corp.)			141,250

Total			256,694	19.96%

Kim Law Calgary, Alberta Canada					(5)
(Personal Shares Held)	50		15,000
(Personal Options Held)	31,315

Total	31,365	4.18%	15,000	1.17%

Sonia Goeseels Calgary, Alberta Canada					(6)
(Personal Shares Held)	38
(Personal Options Held)	31,315
(1035760 Alberta Ltd,)			27,501

Total	31,353	4.18%	27,501	2.14%

Jack (John) Thomson Kingston, Ontario Canada					(7)
(Personal Shares Held)			7,500
(Personal Options Held)
(John & Dianna Thomson)			11,250

Total			18,750	1.46%

Total shares owned by Officers and Directors	216,210	28.82%	778,365	60.53%

(1)

Doug Mac Donald 369,617 Shares

36,200  preferred shares are held in the name of Douglas  Mac Donald, 55,000 preferred shares are held in the name of Mr. Mac Donalds’ wife Patricia Mac Donald, 60,002 preferred shares are held in the name of Mac Donald Venture Corp. of which Mr. Mac Donald is the sole officer and Director, 66,530 preferred shares are held in the name of 797320 Alberta Ltd. of which Mr. Mac Donald is the sole officer and Director,  18,750 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 18,750 shares  for $2.80 per share until September 30, 2007, 24,500 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 24,500 shares for $0.70 per share until September 30, 2007. 33,650 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 33,650 shares for $0.94 per share until January 26, 2010. Doug Mac Donald is part owner of 989939 Alberta Ltd. with a share position of 65,862 preferred shares. *(50% is owned by Doug Mac Donald and 50% is owned by Bernd Reuscher, 975 common shares are held in 732352 Alberta Ltd. in which Mr. Mac Donald is the sole officer and Director 8,148 preferred shares are held in the name of Mac Donald & Associates Gaming Specialists Inc., of which Mr. Mac Donald is the sole officer and Director.

(2)

Bob Robins – 94,988 Shares

38 preferred shares are held in the name of Robins Nest Holdings Inc. 36,025 preferred shares are held in the name of Bob Robins, 12,750 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 12,750 shares for $2.80 per share until September 30, 2007, 20,025 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 20,025 shares for $0.70 per share until September 30, 2007.  26,150 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 26,150 shares for $0.94 per share until January 26, 2010

(3)

Dr. Roy Queen – 149,282 Shares

121,119 preferred shares are held in the name of Dr. Queen, 16,667 common shares are held in the name of Drin Holdings Ltd., which is solely owned by Dr. Queen and 11,496 preferred shares are held in the name of Transural Inc., which is solely owned by Dr. Queen

 (4)

Bernd Reuscher - 256,694 Preferred Shares

49,582 of these shares are held in the name of Bernd Reuscher, 141,250 of these shares are held in the name of MBR Venture Corp. of which Mr. Reuscher is the sole officer and Director, Bernd Reuscher is part owner of 989939 Alberta Ltd. with a share position of 65,862 shares. *(50% is owned by Bernd Reuscher and 50% is owned by Doug Mac Donald).

5)

Kim Law - 46,365 Shares

50 common shares and 15,000 preferred shares of these shares are held in the name of Kim Law, 7,125 of these shares are held in the form of stock options giving Mr. Law the right to purchase up to 7,125 shares for $2.80 per share until September 30, 2007.  24,190 of these shares are held in the form of stock options giving Mr. Law the right to purchase up to 24,190 shares for $0.94 per share until January 26, 2010

(6)

Sonia Goeseels - 58,854 Shares

38  common shares of these shares are held in the name of Sonia Goeseels, 27,501 preferred shares of these shares are in 1035760 Alberta Ltd, a numbered Corporation wholly owned by Ms. Goeseels 7,125 of these shares are held in the form of stock options giving Ms. Goeseels the right to purchase up to 7,125 shares for $2.80 per share until September 30, 2007,.24,190 of these shares are held in the form of stock options giving Ms. Goeseels the right to purchase up to 24,190 shares for $0.94 per share until January 26, 2010

(7)

Jack (John) Thomson - 18,750 Preferred Shares

11,250 of these shares are held in the name of John AP Thomson & Diana Thomson. 7,500 of these shares are held in the name of Jack John Thomson.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits - See attached list of exhibits following signature page.

(b) Reports on Form 8-K - Westsphere did file 1(one) report on Form 8-K during the last quarter of the fiscal year ended December 31, 2005.

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

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2004and 2005.

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

April 26, 2006

By: /s/ Kim Law

Name:

Kim Law

Title:

Principal Financial and Accounting Officer

Date:

April 26, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Douglas N. Mac Donald

Name:

Douglas N. Mac Donald

Title:

President and Board of Directors

Date:

April 26, 2006

By: /s/ Robert L. Robins

Name:

Robert L. Robins

Title:

Board of Directors

Date:

April 26, 2006

By: /s /Bernd Reuscher

Name:  Bernd Reuscher

Title:

Board of Directors

Date:

April 26, 2006

By: /s/ Roy L. Queen

Name:

Roy L. Queen

Title:

Board of Directors

Date:     April 26, 2006

By: /s/ Kim Law

Name:

Kim Law

Title:

Board of Directors

Date:

April 26, 2006

By: /s/ John (Jack) Thomson

Name:

Jack Thomson

Title:

Board of Directors

Date:

April 26, 2006

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