Form 10QSB
period 2006-03-31
WESTSPHERE ASSET CORP INC
filed 2006-05-26
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

551,702 shares of Common Stock, no par value, as of May 19, 2006.

1,285,958 shares of Preferred Stock, no par value, as of May 19, 2006.

Transitional Small Business Disclosure Format
(check one): Yes                No X

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO THE FORM 10-QSB

For the quarterly period ended March 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheet

ASSETS	March 31, 2006 (Unaudited)	December 31, 2005 (Note 1)
CURRENT ASSETS
Cash	$618,907	$484,799
Accounts receivable net of allowance for doubtful accounts of $76,783 and $6,806	287,389	289,320
Accounts receivable – related parties	29,164	23,270
Inventory	235,258	314,718
Prepaid expense and deposit	43,360	50,973
Current portion of mortgage receivable	48,311	48,628
Total current assets	1,262,389	1,211,708

Property and equipment, net of depreciation	266,874	300,450
Intangible assets	293,563	295,639
Mortgage receivable	77,205	98,828
Future tax benefits	11,508	11,581

Total assets	$1,911,539	$1,918,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$951,743	$935,664
Accounts payable, related parties	110,169	132,773
Total current liabilities	1,061,912	1,068,437

Shareholder loans	254,764	256,636
Bank loan	57,959	72,615
Convertible debentures	124,165	124,979
Non-current lease obligation	2,768	4,351
Total liabilities	1,501,568	1,527,018

Minority interest in subsidiaries	—	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized 75,000,000 shares, no par value, 1,285,958 shares issued and outstanding at March 31, 2006 and 1,215,721 at December 31, 2005	1,182,897	1,182,897
Common stock - authorized 75,000,000 shares, no par value; 551,702 shares issued and outstanding at March 31, 2006 and 621,939 at December 31, 2005	572,618	570,992
Accumulated other comprehensive income	125,704	126,836
Accumulated deficit	(1,471,248)	(1,489,537)
Total stockholders’ equity	409,971	391,188

Total liabilities and stockholders’ equity	$1,911,539	1,918,206

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	2006	2005
Revenue -
Equipment and supplies	$232,709	$96,971
Residual and interchange income	1,030,910	791,787
Other	13,961	17,654
Total revenue	1,277,580	906,412

Cost of sales -
Equipment and supplies	210,241	100,862
Residual and interchange costs	632,217	455,715
Commissions	15,296	1,447
Other	28,881	29,641
Total cost of sales	886,635	587,665

Gross profit	390,945	318,747

Administrative expenses -
Depreciation and amortization	37,178	23,590
Consulting fees	42,070	36,186
Legal and accounting fees	6,222	13,620
Salaries and benefits	180,971	144,465
Travel, delivery and vehicle expenses	23,973	32,619
Other	89,473	122,912
Total administrative expenses	379,887	373,392

Income (loss) from operations	11,058	(54,645)

Other income -
Interest income	18,700	2,878
Interest expense	(11,466)	(11,722)
Loss on asset sales		(1,903)

Net income (loss) before income taxes	18,292	(65,392)

Provision for income taxes	—	—

Net income (loss)	$18,292	$(65,392)

Net income per common share	$.03	$(.04)

Weighted number of shares outstanding	551,702	1,749,933

Other comprehensive income:
Net income (loss)	$18,292	$(65,392)
Foreign currency translation adjustment	(1,132)	(5,198)
Total comprehensive income	$17,160	$(70,590)

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statement of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net (loss) from operations	$18,292	$(65,392)
Reconciling adjustments -
Common shares issued for expenses		—
Depreciation and amortization	38,699	22,588
Other non-cash transactions	1,493	(3,869)
Changes in operating assets and liabilities
Accounts receivable	(6,062)	(81,951)
Inventory	78,249	(147,441)
Prepaid expenses and other	7,360	7,987
Accounts payable and accrued liabilities	434	275,388
Net cash provided by (used for) operations	138,465	7,310

Cash flows from investing activities:
Purchase of equipment	(6,583)	(23,156)
Disposal of equipment	—	6,267
Collection on loans receivable	21,207	19,155
Net cash provided by (used for) investing activities	14,624	2,266

Cash flows from financing activities:
Issuance of debt		—
Repayment of debt	(15,908)	(27,813)
Exercise of options	—	42,835
Net cash provided by financing activities	(15,908)	15,022

Foreign currency translation adjustment	(3,073)	(1,598)
Net change in cash and cash equivalents	134,108	23,000
Cash and cash equivalents at beginning of period	484,799	184,944
Cash and cash equivalents at end of period	$618,907	$207,944

Supplemental schedule of cash flow information
Interest paid in cash	$866	$982
Income taxes paid in cash	$—	$—

WESTSPHERE ASSET CORPORATION, INC.

Notes to Financial Statements

March 31, 2006 and 2005

(Unaudited)

Note 1 – Financial Statements

The accompanying consolidated financial statements included herein have been prepared by Westsphere Asset Corporation, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Westsphere Asset Corporation, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Westsphere Asset Corporation, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

Note 2 – Common Stock

During the three months ended March 31, 2006, the Company finalized its conversion as per the shareholder’s resolution, approved at the Annual Meeting of Shareholders held on December 7, 2002 and has a total of 1,285,958 preferred shares and 551,702 common shares issued and outstanding.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Current Corporate Structure – March 31, 2006

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
“Active”

Vencash POS Services Inc. (Formerly Westsphere POS Services Ltd.)
100%
“Active”

Kan-Can Resorts Ltd.
99%
“Active”

Westsphere Capital Group Ltd.
100%
“Active”

Active = with business activity
Inactive = no business activity

Plan of Operations

During the three (3) month period of operations ending March 31, 2006, Westsphere and its subsidiaries generated a net income from operations of $18,292, while a net loss from operations of $65,392 was realized for the same period from the previous year.  The significant increase in net income of $83,684 over the same period from the previous year was primarily due to the increase in residual and interchange income by $239,123 and sales of equipment and supplies by $135,738.  The increase in residual and interchange income was due to increases in placements of ATM machines and an increase in sales of ATM and POS machines.

Westsphere's gross margin during the first quarter of year 2006 decreased to 31% from gross margin during the same period from the previous year of 35%.  Most of the decrease was caused by an increase in residual and interchange expense which was primarily due to a reduction in profit for the new placement program.  Commissions also increased from the period of year 2005 of $1,447 to $15,296 during the first quarter of year 2006, which was due to increases in costs to operate for the new placement program.  Westsphere's total administrative expenses for the first quarter of year 2006 increased by $6,495 to $379,887 from the previous year’s amount of $373,392.  Most of the increase was caused by an increase in salaries and benefits from previous year 2005 of $144,465 to $180,971 during the first quarter of year 2006.  The increase was primarily due to salary and benefits adjustments, hiring two additional staff for the IT department, two staff for the Service department, one receptionist and one junior accountant from the previous year.

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

To this date 940 ATM and 515 POS sites are being processed between two switches.

Changes in Financial Position

During the three (3) month period ending March 31, 2006, total assets decreased to $1,911,539 primarily due to a decrease in inventory that was caused by an increase in sales and placements of ATMs, a decrease in prepaid expenses and deposits, a collection of mortgage receivables, and amortization of property and equipment.

The decrease is partially offset against an increase in cash.  The increase in cash is mainly due to a collection of funds from the sales-type lease agreements in the latter part of year 2005 in the amount of $209,019.

Westsphere's current liabilities consist of accounts payable of $951,743 and accounts payable to related parties of $110,169.  Accounts payable includes payables of $419,746 to suppliers for the purchase of ATM machines and POS machines, $189,686 is payable for the return of surcharge and interchange, accounting and legal payables in the amount of $ 59,093, long term lease payable to ATM suppliers in the amount of $197,391, and $85,827 due for consulting services, office expenses and various other general fees and charges.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $65,243, a loan advanced from Westsphere’s President in the amount of $36,254, and a cash advance from KSD Group Ltd. of $8,672, which is controlled by Westsphere officers.

Long term liabilities as at March 31, 2006 consisted of a bank loan totaling $57,959 for funds to pay down accounts payable to a major supplier, convertible debentures totaling $124,165 for funds advanced for general working capital by various related and unrelated parties, and $254,764 for outstanding accounts due to shareholders of Westsphere. Westsphere's shareholder loans related to TRAC of $122,670 and a Vencash related loan of $34,258 have interest rates of 18% and 12%, respectively. They both are demand loans.  The remaining balance of shareholder loans total $97,836 with no specific terms of repayment.

Shareholders' equity as of March 31, 2006 was $409,971, inclusive of an accumulated loss from operations of $1,471,248, as compared to shareholders equity of $391,188 as of the same date from the previous year. Total issued and outstanding share capital as of the year ending March 31, 2006 was 551,702 common shares and 1,285,958 preferred shares as compared to a total of 621,939 common shares and 1,215,721 preferred shares as of December 31, 2005.  The conversion from common to preferred shares during the year is a result of the shareholder’s resolution, approved at the Annual Meeting of Shareholders held on December 7, 2002.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2006, the Company had working capital of $200,477 and Stockholders' Equity of $409,971 compared with working capital of $143,271 and Stockholders' Equity of $391,188 as of December 31, 2005.  The Company’s working capital has increased principally as a result of an increase in cash of $134,108.  Stockholders' Equity increased as a result of the decreased in accumulated deficit of $18,289.  There is no change in operations during the first quarter of year 2006.

Financing activities during the three month period resulted in the use of net cash of negative $15,908, which was caused by the repayment of $15,908 in debt. The Company’s consolidated operations provided $138,465 in net cash, compared to the use of net cash in the amount of $7,310 during the same period from the previous year. This increase in cash flow from operations was the result of an increase in inventory of $78,249, an increase in prepaid expenses and other of $7,360, and partially offset against a decrease in accounts receivable of $6,062.

Liquidity

On a short term basis, Westsphere anticipates that its subsidiary Vencash Capital will generate sufficient revenues to meet overhead needs.  The Company, as of May 25, 2006, has $251,042 in cash; $214,114 in vault cash reserved for ATMs, and will not have to raise additional funds to meet its operational needs for the next twelve months.  In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. Westsphere believes that it will continue as a going concern with the present revenues from its subsidiary Vencash Capital Corporation, but it will be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Vencash.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006 (the “Evaluation Date”).

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no changes since the filing of the 10K on December 31, 2005.

ITEM 2.  CHANGES IN SECURITIES

As of March 15, 2006, the Company finalized its conversion from common to preferred shares during the year as a result of the shareholder’s resolution approved at the Annual Meeting of Shareholders held on December 7, 2002, and has a total of 1,285,958 preferred shares and 551,702 common shares issued and outstanding.

Each of the foregoing issuances of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States; neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption there from is available and that no hedging transactions involving those securities may be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that they were not a U.S. person, and were not acquiring the securities for the account or benefit of any U.S. person, and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933, or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

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

May 25, 2006

By:   /s/ Kim Law

Name:  Kim Law

Title:

Principal Financial Officer and Accounting Officer

Date:

May 25, 2006

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