Form 10QSB
period 2006-06-30
WESTSPHERE ASSET CORP INC
filed 2006-08-14
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

551,702 shares of Common Stock, no par value, as of August 8, 2006.

1,285,958 shares of Preferred Stock, no par value, as of August 8, 2006.

Transitional Small Business Disclosure Format
(check one): Yes                No X

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO THE FORM 10-QSB

For the quarterly period ended June 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheet

ASSETS	June 30, 2006 (Unaudited)	December 31, 2005 (Note 1)
CURRENT ASSETS
Cash	$557,717	$484,799
Accounts receivable net of allowance for doubtful accounts of $76,783	271,491	289,320
Accounts receivable – related parties	9,037	23,270
Inventory	334,808	314,718
Prepaid expense and deposit	22,841	50,973
Current portion of mortgage receivable	50,360	48,628
Total current assets	1,246,254	1,211,708

Property and equipment, net of depreciation	261,109	300,450
Intangible assets	305,853	295,639
Mortgage receivable	58,377	98,828
Future tax benefits	11,996	11,581

Total assets	$1,883,589	$1,918,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$906,285	$935,664
Accounts payable, related parties	153,245	132,773
Total current liabilities	1,059,530	1,068,437

Shareholder loans	227,311	256,636
Bank loan	45,505	72,615
Convertible debentures	129,431	124,979
Non-current lease obligation	—	4,351
Total liabilities	1,461,777	1,527,018

Minority interest in subsidiaries	—	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized 75,000,000 shares, no par value, 1,285,958 shares issued and outstanding at June 30, 2006 and 1,215,721 at December 31, 2005	1,182,897	1,182,897
Common stock - authorized 75,000,000 shares, no par value; 551,702 shares issued and outstanding at June 30, 2006 and 621,939 at December 31, 2005	574,392	570,992
Accumulated other comprehensive income	128,193	126,836
Accumulated deficit	(1,463,670)	(1,489,537)
Total stockholders’ equity	421,812	391,188

Total liabilities and stockholders’ equity	$1,883,589	$1,918,206

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Six Months Ended June 30,

(Unaudited)

	2006	2005
Revenue -
Equipment and supplies	$332,017	$246,177
Residual and interchange income	2,061,272	1,658,467
Other	33,829	36,899
Total revenue	2,427,118	1,941,543

Cost of sales -
Equipment and supplies	289,723	222,667
Residual and interchange costs	1,263,380	966,788
Commissions	15,915	2,709
Other	63,991	76,045
Total cost of sales	1,633,009	1,268,209

Gross profit	794,109	673,334

Administrative expenses -
Depreciation and amortization	57,865	47,471
Consulting fees	82,104	80,030
Legal and accounting fees	20,962	43,001
Salaries and benefits	368,906	301,837
Travel, delivery and vehicle expenses	57,340	71,302
Other	192,529	293,754
Total administrative expenses	779,706	837,395

Income (loss) from operations	14,403	(164,061)

Other income & expense -
Interest income	34,974	5,467
Interest expense	(23,511)	(21,624)
Gain on asset sales	—	67,942
Minority interest	—	1,313

Net income (loss) before income taxes	25,866	(110,963)

Provision for income taxes	—	—

Net income (loss)	$25,866	$(110,963)

Net (loss) per common share	$.05	$(.06)

Weighted number of shares outstanding	551,702	1,756,183

Other comprehensive income:
Net income (loss)	$25,866	$(110,963)
Foreign currency translation adjustment	1,357	(7,580)
Total comprehensive income	$27,223	$(118,543)

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the three Months Ended June 30,

(Unaudited)

	2006	2005
Revenue -
Equipment and supplies	$99,309	$149,206
Residual and interchange income	1,030,362	866,680
Other	19,868	19,245
Total revenue	1,149,539	1,035,131

Cost of sales -
Equipment and supplies	79,482	121,805
Residual and interchange costs	631,163	511,073
Commissions	619	1,262
Other	35,110	46,404
Total cost of sales	746,374	680,544

Gross profit	403,165	354,587

Administrative expenses -
Depreciation and amortization	20,686	23,881
Consulting fees	40,033	43,844
Legal and accounting fees	14,740	29,381
Salaries and benefits	187,935	157,372
Travel, delivery and vehicle expenses	33,367	38,683
Other	103,056	169,454
Total administrative expenses	399,817	462,615

Income (loss) from operations	3,348	(108,028)

Other income & expense -
Interest income	16,275	2,589
Interest expense	(12,044)	(9,902)
Gain on asset sales	—	69,845
Minority interest	—	(74)

Net income (loss) before income taxes	7,579	(45,570)

Provision for income taxes	—	—

Net income (loss)	$7,579	$(45,570)

Net (loss) per common share	$.01	$(.03)

Weighted number of shares outstanding	551,702	1,768,683

Other comprehensive income:
Net income (loss)	$7,579	$(45,570)
Foreign currency translation adjustment	2,489	(2,382)
Total comprehensive income	$10,068	$(47,952)

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statement of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net (loss) from operations	$25,866	$(110,962)
Reconciling adjustments -
Common shares issued for expenses	—	—
Depreciation and amortization	51,812	46,119
Gain on sale of assets	—	(69,845)
Other non-cash transactions	3,548	3,205
Minority interest	—	(9,760)
Changes in operating assets and liabilities
Accounts receivable	43,059	(25,405)
Inventory	(8,851)	(92,371)
Prepaid expenses and other	29,853	(37,471)
Accounts payable and accrued liabilities	(46,817)	349,858
Net cash provided by (used for) operations	98,470	53,368

Cash flows from investing activities:
Purchase of equipment	(22,213)	(22,811)
Disposal of equipment	20,602	6,173
Collection on loans receivable	43,831	37,941
Other investments	—	—
Net cash provided by (used for) investing activities	42,220	21,303

Cash flows from financing activities:
Issuance of debt	—	—
Repayment of debt	(72,438)	(54,849)
Exercise of options	—	42,196
Net cash provided by financing activities	(72,438)	12,653

Foreign currency translation adjustment	4,666	(21,945)
Net change in cash and cash equivalents	72,918	40,073
Cash and cash equivalents at beginning of period	484,799	184,944
Cash and cash equivalents at end of period	$557,717	$225,017

Supplemental schedule of cash flow information
Interest paid in cash	$5,425	$6,128
Income taxes paid in cash	$—	$—

Non-cash investing and financing activities:
Stock issued for minority interest in subsidiary	—	—
Stock issued to satisfy debt	—	—

WESTSPHERE ASSET CORPORATION, INC.

Notes to Financial Statements

June 30, 2006 and 2005

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

Current Corporate Structure – June 30, 2006

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
“Inactive”

Vencash POS Services Inc. (Formerly Westsphere POS Services Ltd.)
100%
“Active”

Kan-Can Resorts Ltd.
99%
“Active”

Westsphere Capital Group Ltd.
100%
“Active”

Active = with business activity
Inactive = no business activity

Plan of Operations

During the three (3) month period of operations ending June 30, 2006, Westsphere and its subsidiaries generated a net income from operations of $7,579, while a net loss from operations of $45,570 was realized for the same period from the previous year.  The increase in net income of $53,149 over the same period from the previous year was primarily due to the increase in residual and interchange income net of $43,592 and a decrease in other expenses of $66,398.  The increase in residual and interchange income was due to increases in placements of ATM machines and POS machines.  The decrease in other expenses was due to the writing off of an uncollectible loan receivable from the previous year.

Westsphere's gross margin during the second quarter of year 2006 remains the same at 35% from gross margin during the same period from the previous year.  This was caused by an increase in net of residual and interchange income of $43,592 and partially offset against a decreased in sales of ATMs.  However, the gross margin for the residual and interchange decreased to 39% from gross margin during the same period from the previous year of 41%.  The decrease in gross margin was primarily due to a reduction in profit for the new placement program.

Westsphere's total administrative expenses for the second quarter of year 2006 decreased by $62,798 to $399,817 from the previous year’s amount of $462,615.  Most of the decrease was caused by a decrease in other expense from previous year 2005 of $169,454 to $103,056 during the second quarter of year 2006.  The decrease was primarily due to the writing off of uncollectible loan receivables from the previous year 2005.  This decrease is partially offset against an increase in salaries and benefits from previous year 2005 of $157,372 to $187,935 during the second quarter of year 2006.  The increase was primarily due to salary and benefits adjustments, hiring two additional staff for the IT department, two staff for the Service department, one receptionist and one junior accountant from the previous year.

Westsphere and its subsidiaries currently generate sufficient cash flow to cover all of their consolidated operating expenses.

In order to grow Westsphere’s businesses in ATM machines, in Finance/Lease and in POS machines, Westsphere is dependent upon private placements, loans and/or joint venture arrangements. The profits are expected to be generated by the interchange and surcharges collected from ATM and POS machines, the sale of ATM and POS machines, and from Financing and leasing charges.

To this date 950 ATM and 515 POS sites are being processed between two switches.

Changes in Financial Position

During the six (6) month period ending June 30, 2006, total assets decreased to $1,883,589 primarily due to a decrease in accounts receivable and accounts receivable related parties, a decrease in prepaid expenses and deposits, a collection of mortgage receivables, and amortization of property and equipment.

The decrease is partially offset against an increase in cash.  The increase in cash is mainly due to a collection of funds from the sales-type lease agreements in the latter part of year 2005 in the amount of $209,019.

Westsphere's current liabilities consist of accounts payable of $906,285 and accounts payable to related parties of $153,245.  Accounts payable includes payables of $158,512 to suppliers for the purchase of ATM machines and POS machines, $198,225 is payable for the return of surcharge and interchange, accounting and legal payables in the amount of $34,979, long term lease payable to ATM suppliers in the amount of $435,221, and $79,348 due for consulting services, office expenses and various other general fees and charges.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $68,010, a loan advanced from Westsphere’s President in the amount of $40,616, a loan advanced from employee of Westsphere’s subsidiary Vencash Capital Corporation in the amount of $35,869 and a cash advance from KSD Group Ltd. of $8,750, which is controlled by Westsphere officers.

Long term liabilities as at June 30, 2006 consisted of a bank loan totaling $45,505 for funds to pay down accounts payable to a major supplier, convertible debentures totaling $129,431 for funds advanced for general working capital by various related and unrelated parties, and $227,311 for outstanding accounts due to shareholders of Westsphere. Westsphere's shareholder loans related to TRAC of $132,147 and a Vencash related loan of $3,674 have interest rates of 18% and 12%, respectively. They both are demand loans.  The remaining balance of shareholder loans total $91,490 with no specific terms of repayment.

Shareholders' equity as of June 30, 2006 was $421,812, inclusive of an accumulated loss from operations of $1,463,670, as compared to shareholders equity of $391,188 as of the same date from the previous year. Total issued and outstanding share capital as of the year ending June 30, 2006 was 551,702 common shares and 1,285,958 preferred shares as compared to a total of 621,939 common shares and 1,215,721 preferred shares as of December 31, 2005.  The conversion from common to preferred shares during the year is a result of the shareholder’s resolution, approved at the Annual Meeting of Shareholders held on December 7, 2002.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2006, the Company had working capital of $186,724 and Stockholders' Equity of $421,812 compared with working capital of $143,271 and Stockholders' Equity of $391,188 as of December 31, 2005.  The Company’s working capital has increased principally as a result of an increase in cash of $72,918.  The increase is partially offset against a decrease in prepaid expense and deposit.  Stockholders' Equity increased as a result of the decreased in accumulated deficit of $25,867.  There is no change in operations during the second quarter of year 2006.

Financing activities during the six month period resulted in the use of net cash of negative $72,438, which was caused by the repayment of $72,438 in debt. The Company’s consolidated operations provided $98,470 in net cash, compared to the use of net cash in the amount of $53,368 during the same period from the previous year. This increase in cash flow from operations was the result of an increase in accounts receivable of $43,059, an increase in prepaid expenses and other of $29,853, and partially offset against a decrease in accounts payable of $46,817.

Liquidity

On a short term basis, Westsphere anticipates that its subsidiary Vencash Capital will generate sufficient revenues to meet overhead needs.  The Company, as of August 10, 2006, has $423,486 in cash; $214,114 in vault cash reserved for ATMs, and will not have to raise additional funds to meet its operational needs for the next twelve months.  In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. Westsphere believes that it will continue as a going concern with the present revenues from its subsidiary Vencash Capital Corporation, but it will be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Vencash.

As mentioned above, Westsphere believes that its subsidiary, Vencash Capital, generates sufficient ongoing revenues to ensure that Westsphere is a going concern.  It is anticipated that operations will have substantial increases in net cash flow at the fiscal year end December 31, 2006.  In addition, Westsphere believes that further substantial cost savings will occur with the new program system implemented to improve the effectiveness and efficiency of the operations. Westsphere will remain reliant on the successful development and marketing of the products related to its business for possibility of future income.

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

August 11, 2006

By:   /s/ Kim Law

Name:  Kim Law

Title:

Principal Financial Officer and Accounting Officer

Date:

August 11, 2006

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