Form 10QSB
period 2006-09-30
WESTSPHERE ASSET CORP INC
filed 2006-11-14
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

551,702 shares of Common Stock, no par value, as of November 6, 2006.

1,285,958 shares of Preferred Stock, no par value, as of November 6, 2006.

Transitional Small Business Disclosure Format
(check one): Yes                No X

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO THE FORM 10-QSB

For the quarterly period ended September 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheet

ASSETS	September 30, 2006 (Unaudited)	December 31, 2005 (Note 1)
CURRENT ASSETS
Cash	$539,506	$484,799
Accounts receivable net of allowance for doubtful accounts of $76,783	238,013	289,320
Accounts receivable – related parties	4,690	23,270
Inventory	225,212	314,718
Prepaid expense and deposit	22,364	50,973
Current portion of mortgage receivable	50,626	48,628
Total current assets	1,080,411	1,211,708

Property and equipment, net of depreciation	306,883	300,450
Intangible assets	307,312	295,639
Mortgage receivable	36,230	98,828
Future tax benefits	12,060	11,581

Total assets	$1,742,896	$1,918,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$590,678	$935,664
Accounts payable, related parties	92,836	132,773
Total current liabilities	683,514	1,068,437

Shareholder loans	231,879	256,636
Bank loan	30,402	72,615
Convertible debentures	130,116	124,979
Non-current lease obligation	—	4,351
Total liabilities	1,075,911	1,527,018

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized 75,000,000 shares, no par value, 1,285,958 shares issued and outstanding at September 30, 2006 and 1,215,721 at December 31, 2005	1,182,897	1,182,897
Common stock - authorized 75,000,000 shares, no par value; 551,702 shares issued and outstanding at September 30, 2006 and 621,939 at December 31, 2005	576,168	570,992
Accumulated other comprehensive income	132,094	126,836
Accumulated deficit	(1,224,174)	(1,489,537)
Total stockholders’ equity	666,985	391,188

Total liabilities and stockholders’ equity	$1,742,896	1,918,206

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Nine Months Ended September 30,

(Unaudited)

	2006	2005
Revenue -
Equipment and supplies	$388,894	$351,416
Residual and interchange income	3,164,571	2,693,002
Other	98,034	66,187
Total revenue	3,651,499	3,110,605

Cost of sales -
Equipment and supplies	340,074	299,742
Residual and interchange costs	1,931,238	1,613,437
Commissions	16,447	4,314
Other	91,675	119,579
Total cost of sales	2,379,434	2,037,072

Gross profit	1,272,065	1,073,533

Administrative expenses -
Depreciation and amortization	84,009	72,573
Consulting fees	120,377	118,485
Legal and accounting fees	25,042	46,346
Salaries and benefits	546,363	466,152
Travel, delivery and vehicle expenses	97,923	97,340
(Gain) on currency exchange	(133,271)	(789)
Other	283,855	390,789
Total administrative expenses	1,024,298	1,190,896

Income (loss) from operations	247,767	(117,363)

Other income & expense -
Interest income	51,446	7,931
Interest expense	(33,849)	(35,211)
Gain on asset sales	—	67,942

Net income (loss) before income taxes	265,364	(76,701)

Provision for income taxes	—	—

Net income (loss)	$265,364	$(76,701)

Net (loss) per common share	$.48	$(.04)

Weighted number of shares outstanding	551,702	1,548,251

Other comprehensive income:
Net income (loss)	$265,364	$(76,701)
Foreign currency translation adjustment	5,258	(9,554)
Total comprehensive income	$270,622	$(86,255)

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the three Months Ended September 30,

(Unaudited)

	2006	2005
Revenue -
Equipment and supplies	$56,877	$105,239
Residual and interchange income	1,103,299	1,034,534
Other	64,205	29,288
Total revenue	1,224,381	1,169,061

Cost of sales -
Equipment and supplies	50,351	75,357
Residual and interchange costs	667,858	646,650
Commissions	532	1,605
Other	27,683	43,534
Total cost of sales	746,424	767,146

Gross profit	477,957	401,915

Administrative expenses -
Depreciation and amortization	26,145	25,102
Consulting fees	38,274	38,455
Legal and accounting fees	4,080	3,345
Salaries and benefits	177,457	164,315
Travel, delivery and vehicle expenses	40,583	26,039
Loss (Gain) on currency exchange	(133,271)	929
Other	91,326	98,348
Total administrative expenses	244,594	356,533

Income (loss) from operations	233,363	45,382

Other income & expense -
Interest income	16,471	2,465
Interest expense	(10,338)	(13,587)

Net income (loss) before income taxes	239,496	34,260

Provision for income taxes	—	—

Net income (loss)	$239,496	$34,260

Net (loss) per common share	$.43	$.02

Weighted number of shares outstanding	551,702	1,613,925

Other comprehensive income:
Net income (loss)	$239,496	$34,260
Foreign currency translation adjustment	9,261	1,974
Total comprehensive income	$248,757	$36,234

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statement of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

		2006	2005
Cash flows from operating activities:
Net income (loss) from operations		$265,362	$(76,701)
Reconciling adjustments -
Depreciation and amortization		74,845	73,284
Gain on sale of assets		—	(72,184)
Other non-cash transactions		3,552	2,434
Changes in operating assets and liabilities
Accounts receivable		82,129	(39,031)
Inventory		101,691	(217,797)
Prepaid expenses and other		30,479	20,035
Accounts payable and accrued liabilities		(425,693)	500,645
Net cash provided by operations		132,365	190,685

Cash flows from investing activities:
Purchase of equipment		(105,988)	(49,881)
Disposal of equipment		37,017	12,722
Collection on loans receivable		66,170	59,132
Net cash provided by (used for) investing activities		(2,801)	21,973

Cash flows from financing activities:
Repayment of debt		(84,409)	(90,480)
Exercise of options		—	43,609
Net cash provided (used) by financing activities		(84,409)	(46,871)

Foreign currency translation adjustment		9,552	(27,949)
Net change in cash and cash equivalents		54,707	137,838
Cash and cash equivalents at beginning of period		484,799	184,944
Cash and cash equivalents at end of period		$539,506	$322,782

Supplemental schedule of cash flow information
Interest paid in cash	$		$12,845
Income taxes paid in cash	$		$—

Non-cash investing and financing activities:
Stock issued for minority interest in subsidiary		—	—
Stock issued to satisfy debt		—	17,244

WESTSPHERE ASSET CORPORATION, INC.

Notes to Financial Statements

September 30, 2006 and 2005

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – September 30, 2006

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
“Inactive”

Vencash POS Services Inc. (Formerly Westsphere POS Services Ltd.)
100%
“Active”

Kan-Can Resorts Ltd.
99%
“Active”

Westsphere Capital Group Ltd.
100%
“Active”

Active = with business activity
Inactive = no business activity

Plan of Operations

During the three (3) month period of operations ending September 30, 2006, Westsphere and its subsidiaries generated a net income from operations of $239,496, while a net income from operations of $34,260 was realized for the same period from the previous year.  The increase in net income of $205,236 over the same period from the previous year was primarily due to the increase in residual and interchange income net of $47,557, and an increase in gain on currency exchange of $133,271.  The increase in residual and interchange income was due to increases in placements of ATM machines and POS machines.  The significant increase in currency exchange gain was caused by a difference in the currency exchange rate of 0.15 between the exchange rate recorded at the time of payable of 1 USD=1.30 CDN and the exchange rate recorded at the time of payments of 1 USD=1.15 CDN.

Westsphere's gross margin during the third quarter of year 2006 increased by 5% to 39% from the gross margin during the same period from the previous year of 34%.  This was caused by an increase in net residual and interchanges income of $47,557 and partially offset against a decrease in sales of ATMs.  The increase in gross margin was primarily due to increases in placements of ATM machines and POS machines.

Westsphere's total administrative expenses for the third quarter of year 2006 decreased by $111,939 to $244,594 from the previous year’s amount of $356,533.  Most of the decrease was caused by an increase in gain on currency exchange from previous year 2005 of a loss on currency exchange of $929 to a gain of $133,271 during the third quarter of year 2006.  The significant increase in currency exchange gain was caused by the difference in currency exchange rate of 0.15 between the exchange rate recorded at the time of payable of 1 USD=1.30 CDN and the exchange rate recorded at the time of payments of 1 USD=1.15 CDN.  This decrease is partially offset against an increase in salaries and benefits from previous year 2005 of $164,315 to $177,457 during the third quarter of year 2006.  The increase was primarily due to salary and benefits adjustments, hiring two additional staff for the IT department, two staff for the Service department, one receptionist and one junior accountant from the previous year.

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

To this date 980 ATM and 527 POS sites are being processed between two switches.

Changes in Financial Position

During the nine (9) month period ending September 30, 2006, total assets decreased to $1,742,896 primarily due to a decrease in accounts receivable and accounts receivable related parties, a decrease in inventory, a decrease in prepaid expenses and deposits, and a collection of mortgage receivables.

The decrease is partially offset against an increase in cash.  The increase in cash is mainly due to a collection of funds from the sales-type lease agreements in the latter part of year 2005 in the amount of $209,019.

Westsphere's current liabilities consist of accounts payable of $590,678 and accounts payable to related parties of $92,836.  Accounts payable includes payables of $96,831 to suppliers for the purchase of ATM machines and POS machines, $204,621 is payable for the return of surcharge and interchange, accounting and legal payables in the amount of $31,823, long term lease payable to ATM suppliers in the amount of $205,903, and $51,500 due for consulting services, office expenses and various other general fees and charges.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $68,370, and a loan advanced from Westsphere’s President in the amount of $24,466.

Long term liabilities as at September 30, 2006 consisted of a bank loan totaling $30,402 for funds to pay down accounts payable to a major supplier, convertible debentures totaling $130,116 for funds advanced for general working capital by various related and unrelated parties, and $231,879 for outstanding accounts due to shareholders of Westsphere. Westsphere's shareholder loans related to TRAC of $157,731 and a Vencash related loan of $2,348 have interest rates of 18% and 12%, respectively. They both are demand loans.  The remaining balance of shareholder loans total $71,800 with no specific terms of repayment.

Shareholders' equity as of September 30, 2006 was $666,985, inclusive of an accumulated loss from operations of $1,224,174, as compared to shareholders equity of $391,188 as of the same date from the previous year. Total issued and outstanding share capital as of the period ending September 30, 2006 was 551,702 common shares and 1,285,958 preferred shares as compared to a total of 621,939 common shares and 1,215,721 preferred shares as of December 31, 2005.  The conversion from common to preferred shares during the year is a result of the shareholder’s resolution, approved at the Annual Meeting of Shareholders held on December 7, 2002.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2006, the Company had working capital of $396,897 and Stockholders' Equity of $666,985 compared with working capital of $143,271 and Stockholders' Equity of $391,188 as of December 31, 2005.  The Company’s working capital has increased principally as a result of an increase in cash of $54,707 and a significant decrease in accounts payable and accrued expenses of $344,986.  The increase is partially offset against a decrease in accounts receivable of $51,307, a decrease in accounts receivable – related parties of $18,580, a decrease in inventory of $89,506, and a decrease in prepaid expense and deposit of $28,609.  Stockholders' Equity increased as a result of the decreased in accumulated deficit of $265,363.  There is no change in operations during the third quarter of year 2006.

Financing activities during the nine month period resulted in the use of net cash of negative $84,409, which was caused by the repayment of $84,409 in debt.  The Company’s consolidated operations provided $132,365 in net cash, compared to the use of net cash in the amount of $190,685 during the same period from the previous year. This decrease in cash flow from operations was the result of the decrease in accounts payable of $425,693, and partially offset against an increase in accounts receivable of $82,129, an increase in inventory of $101,691, and increase in prepaid expenses and other of $30,479.

Liquidity

On a short term basis, Westsphere anticipates that its subsidiary Vencash Capital will generate sufficient revenues to meet overhead needs.  The Company, as of November 10, 2006, has $375,325 in cash; $192,075 in vault cash reserved for ATMs, and will not have to raise additional funds to meet its operational needs for the next twelve months.  In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. Westsphere believes that it will continue as a going concern with the present revenues from its subsidiary Vencash Capital Corporation, but it will be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Vencash.

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

November 14, 2006

By:   /s/ Kim Law

Name:  Kim Law

Title:

Principal Financial Officer and Accounting Officer

Date:

November 14, 2006

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