Form 10KSB
period 2006-12-31
WESTSPHERE ASSET CORP INC
filed 2007-04-16
CIK 1129120

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE

                                                                                                                      ACT OF 1934

                        For the transition period from ___________to _____________

Commission file number:	0-32051

WESTSPHERE ASSET CORPORATION, INC.
(Name of small business issuer in its charter)

COLORADO		98-0233968
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of

the Exchange Act.            X Yes   _____No

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          X Yes     _____No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-

2 of the Exchange Act)	Yes	X	No

State issuer's revenues for its most recent fiscal year: $4,661,617

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$1,119,214 as of March 31, 2007

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
_____
Yes
______
No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, and preferred equity, as of the latest practicable date: 592,785 common shares and 1,416,143 preferred shares as of April 11, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2006.

Transitional Small Business Disclosure Format (Check one):
_____
Yes X No

		TABLE OF CONTENTS

PART I			4
ITEM	1.	DESCRIPTION OF BUSINESS	14
ITEM	2.	DESCRIPTION OF PROPERTIES	15
ITEM	3.	LEGAL PROCEEDINGS	15
ITEM	4.	SUBMISSION OF MATTERS TO A VOTE OF
		SECURITY HOLDERS	15
PART II			15
ITEM	5.	MARKET FOR COMMON EQUITY AND RELATED
		STOCKHOLDER MATTERS	15
ITEM	6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR
		PLAN OF OPERATION	16
ITEM	7.	FINANCIAL STATEMENTS	21
ITEM	8.	CHANGES IN AND DISAGREEMENTS WITH
		ACCOUNTANTS ON ACCOUNTING AND
		FINANCIAL DISCLOSURE	36
PART III			36
ITEM	9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
		AND CONTROL PERSONS; COMPLIANCE WITH
		SECTION 16(A) OF THE EXCHANGE ACT	36
ITEM	10. EXECUTIVE COMPENSATION		40
ITEM	11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
		OWNERS AND MANAGEMENT	43
ITEM	12. CERTAIN RELATIONSHIPS AND RELATED
		TRANSACTIONS	48
ITEM	13. EXHIBITS AND REPORTS ON FORM 8-K		48
ITEM	14. CONTROLS AND PROCEDURES		48
SIGNATURES			49
INDEX OF EXHIBITS FILED HEREWITH			50

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General Description and Development of Business

Unless otherwise noted, all dollar references are in U.S. Dollars.

On July 21, 1998, Westsphere Asset Corporation, Inc., a Colorado corporation, was incorporated under the laws of the State of Colorado, under the name of Newslink Networks TDS, Inc. On April 23, 1999, the Corporation changed its name to “Westsphere Asset Corporation, Inc.” Westsphere Asset Corporation is referred to herein as “Westsphere”, “the Corporation” “we” and “our”.

Since 2000, the Corporation has focused on the “non-conventional banking industry” and has sought opportunities available to it through acquisitions of equity positions within operating corporations or the establishment of wholly owned subsidiary companies, in particular, Vencash Capital Corporation, that could assist in the asset growth of the Corporation.

“Non-Conventional Banking Business” is described as business related activities which would be normally associated in Canada with a registered chartered bank or bank affiliated financial institution but is privately owned and operated and not affiliated with a Canadian Chartered Bank.

Westsphere has no ongoing business operations other than acting as a holding corporation.

General Description and Development of Subsidiary Corporation Business

Vencash Capital Corporation

Vencash Capital Corporation (“Vencash Capital”) was incorporated in the province of Alberta, Canada on October 2, 1996. In July 1998, Vencash Capital Corporation entered into the “non-conventional banking industry” otherwise known in the industry as the “white label” Automated Teller Machine (“ATM”) marketplace. Vencash Capital became the seventh (7th) Canadian “channel” authorized to participate within the Canadian INTERAC system.

The “white label” ATM marketplace as used herein means the privately owned and operated ATMs that dispense cash for a fee, which are unaffiliated by ownership or operation to Canadian Registered Chartered Banks. A “channel” as used herein means a provider of audit control which channels the fee revenues generated through customer usage of the ATM equipment to settlement accounts of contracted site holders and equipment suppliers.

On December 4, 1998, after a review of opportunities available in the Canadian market due to the deregulation of the Canada Bank Act and the privatization of ATMs and point-of-sale (“POS”) electronic transfer transaction processing, we entered into an option agreement with an arms-length shareholder of Vencash Capital, 3 Oceans Investment Corporation, a Belize corporation, to acquire a minority interest in Vencash Capital.

The option agreement provided for the exchange of 4,800,000 shares of our common stock for eight (8) shares of the issued and outstanding common stock of Vencash Capital, which equated to eight percent (8%) of the total common stock outstanding of Vencash Capital. The option agreement included the assignment of a promissory note in the amount of $30,720 ($48,000 Canadian Dollars (“CDN”)). We exercised our right under the option agreement on December 12, 1998, and exchanged 4,800,000 shares of our common stock with 3 Oceans Investment Corporation.

On December 7, 1998, the Corporation executed a share exchange with Mac Donald Venture Corporation, Mr. Joseph Bowser and Mr. Robert L. Robins to exchange a total of 4,800,000 shares of the Corporation’s common stock in exchange for a thirty-three percent (33%) interest in Vencash Capital. The share exchange included the assignment of a promissory note in the amount of $3,480 ($6,000 CDN). The exchange of shares was completed on December 12, 1998. (See “Certain Relationships and Related Party Transactions” below.)

At the time of this transaction, Westsphere had no operations or significant assets. Prior to such agreement, Westsphere's only affiliation with Vencash Capital was through Mr. Mac Donald and Mr. Robins, who were officers and directors of both companies.

On December 17, 1999, Westsphere acquired the remaining fifty-nine percent (59%) of Vencash Capital from various arms-length shareholders by way of a share exchange whereby Westsphere issued a total of 1,770,000 common shares for fifty-nine (59) shares of Vencash Capital common stock.

Vencash Capital maintains offices at 2140 Pegasus Way N.E., Calgary, AB T2E 8M5. Vencash Capital has sites located nationally across Canada and as of December 31, 2006, holds under management nine hundred seventy-seven (977) automated teller machines (“ATMs”) sites in Canada, most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes. A “site” is described as used herein means a location where an ATM has been placed, and has contracted with Vencash Capital to provide monitoring, reporting and distribution of financial surcharge transaction revenues.

Of the nine hundred seventy-seven (977) ATM sites managed by Vencash Capital & Vencash Capital owns seventy-three (73) and the balance is owned by private purchasers or investors. Vencash Capital is one of several nationwide companies involved in the private ATM market in Canada and presently has two (2) distributors in the Maritime region, three (3) independent distributors in the Metro Toronto area of Ontario, two (2) distributors in the Province of Saskatchewan, one (1) distributor in Kamloops, British Columbia and one (1) distributor in the Greater Vancouver, British Columbia area.

Vencash Capital’s principal operations are in Calgary, Alberta with several contracted sales persons and three (3) service and system technicians.

The expansion of the present operations of Vencash Capital have allowed for some integration of other opportunities for the Corporation to supply financial services and related packages, which have been marketed in conjunction with the ATM placement network. (See “Business of Vencash Capital Corporation” below.)

Vencash Financial Corporation

On September 23, 1998, Vencash Capital incorporated a wholly owned subsidiary, Vencash Financial Corporation ("Vencash Financial"), as a federal corporation under the laws of Canada, in order to secure and protect the "Vencash" name in all Provincial jurisdictions in Canada. Vencash Financial conducts no actual business activities.

Kan-Can Resorts Ltd.

On June 1, 1999, we acquired a ten percent (10%) interest in Kan-Can Resorts Ltd. (“Kan-Can”) from Lee Beasley and William Beasley by exchanging a total of 290,000 of our common shares for 69,500 common shares of Kan Can Resorts Ltd. The shares of Kan-Can which we acquired in this exchange contain anti-dilution provisions which require that any shares issued in Kan-Can be issued on a pari-parsu basis to preclude dilution of our share holdings below ten percent (10%) of the total issued and outstanding common shares of Kan-Can.

In a settlement of the legal proceeding between Kan Can and Alpine Resort Ltd. On December 5, 2001, Kan-Can Resorts Ltd. sold its head lease and all its assets to Banff Gate Mountain Resort Association (“Banff Gate”) for a total of $465,087 to Banff Gate Mountain Resort Association. The owners of Banff Gate Mountain Resort are some of the timeshare owners of Alpine Resort Ltd. The terms of the sale was a deposit of $106,844 and a six (6) year loan of $358,243 at four-and-a quarter percent (4.25%) per annum with monthly payments of $5,646 commencing on May 1, 2002. Banff Gate Mountain Resort Association agreed to return thirty-two percent (32%) of Kan-Can Resorts Ltd. for cancellation and with the purchase of a group of minority Kan-Can shareholders, Westsphere became a 99% owner of Kan-Can. Resorts Ltd.

Vencash POS Services Inc. VENCASH POS SERVICES INC.

On May 09, 2003, we incorporated Westsphere POS Services Ltd. WESTSPHERE POS SERVICES LTD. under the laws of the Province of Alberta for the purpose of providing sales and servicing for the point of sale POS market. "Point of Sale" “POS” is as described used herein means as an electronic terminal that accepts bank debit cards and credit cards to pay by way of direct settlement to the retailers account from the customers banking or credit card provider on a daily basis for a purchases of goods or services. On January 04, 2006, Westsphere POS Services Ltd. WESTSPHERE POS SERVICES LTD changed its name to Vencash POS Services Inc. VENCASH POS SERVICES INC.

Vencash POS Services Inc. has no business activity to the date. (See "Business of Vencash POS Services Inc.” below.)

Westsphere Systems Inc.

On May 16, 2000, we incorporated Westsphere Systems Inc. (“Westsphere Systems”) under the laws of the Province of Alberta. In January 2002, Westsphere Systems began business in the area of hosting web-sites, leasing server space and network services. (See "Business of Westsphere Systems Inc." below.)

E-Debit International Inc.

On August 1, 2000, we acquired a five percent (5%) interest in E-Debit International Inc., an Alberta registered corporation (“E-Debit International”), for $1,350 cash ($2,000 CDN) from a non-affiliated third party, Julio Rivera. E-Debit International is a provider of pre-paid debit cards. In connection with the purchase, we also acquired an option to purchase the balance of Mr. Rivera’s remaining sixty-five percent (65%) ownership in E-Debit International.

On March 13, 2001, we acquired an additional twenty-five percent (25%) interest in E-Debit International for $9,737 ($15,100 CDN) from another non-affiliated third party, Dev Studios Inc.

On May 15, 2001, we executed a share exchange agreement with Julio Rivera to exchange a total of 200,000 shares of our common stock at $0.50 per share for a sixty percent (60%) interest in E-Debit International.

On June 1, 2004, we executed a share exchange agreement with a non-affiliated third party E-Debit shareholder, Mr. Prathavan Venkatraman, to exchange a total of 33,333 shares of our common stock at $0.04 per share for a ten percent (10%) interest in E-Debit International. As a result of this share exchange, E-Debit is now one of our wholly owned subsidiaries. (See "Business of E-Debit International Inc." below.)

TRAC POS Processing Inc.

TRAC POS Processing Inc. (“TRAC”) is an Alberta registered corporation with its principal offices located in Calgary, Alberta. TRAC is a distributor and financial processor of POS terminals. We owned a one percent (1%) interest in TRAC upon its incorporation on May 16, 2000.

On January 5, 2001, we purchased an additional four percent (4%) interest in TRAC for $3.00 USD ($4.00 CDN) from a non-affiliated third party, Mr. Joseph Bowser, who, with his family, is a majority shareholder of TRAC.

In 2002, we acquired an additional forty-one percent (41%) interest of TRAC through various share exchange agreements and share purchase agreements and as a result issued a total of 857,152 shares of our common stock and paid $143,294 ($225,000 CDN). In 2002, we also sold a five percent (5%) interest of TRAC to MBR Venture Corporation (“MBR Venture”) for $48,133 ($75,000 CDN). MBR Venture is a corporation owned solely by Bernd Reuscher, one of our directors.

On July 2, 2004, we entered into two (2) separate share exchange agreements with two (2) of TRAC shareholders, 3 Ocean Investment Corporation and MBR Venture, to exchange a total of 4,687,500 shares of our common stock at $0.04 per share for a twenty-five percent (25%) interest in TRAC.

On January 26, 2007, we executed a share exchange agreement with unaffiliated TRAC shareholders to exchange a total of 24,142 shares of our common stock at $1.62 CDN. per share for a nineteen percent (19%) interest in TRAC. Concurrently, we entered into share exchange agreements with affiliated TRAC shareholders, Jack Thomson and Brett Border, to exchange a total of 6,916 shares of our common stock at $1.62 CDN per share for a twelve percent (7%) interest in TRAC. Mr. Thomson is a member of our Board of Directors and Mr. Border is the President of Vencash Capital and TRAC. This share exchange resulted in increasing our holdings in TRAC to eighty-two percent (82%) (See "Business of TRAC POS Processing Inc." below.)

Cash Direct Financial Services Inc.

On July 17, 2003, Cash Direct Financial Services Inc. (“Cash Direct”) was incorporated under the laws of the Province of Alberta. Cash Direct was incorporated to develop a “bricks and mortar” expansion to our business of “non-conventional banking” operations branded “Personal Financial $olutions”. (See

"General Description and Development of Business" below.)

Westsphere Capital Group Ltd.

Westsphere Capital Group Inc. (“Westsphere Capital”) was incorporated under the laws of the Province of Alberta on January 4, 2005 to supply operational, financial, and administrative support to the Westsphere group of companies. Westsphere Capital was registered extra provincially in British Columbia on October 11, 2006 to facilitate the assignment of the lease for premises located at Suite 1420, Harbour Centre, 555 West Hastings Street, Vancouver B.C.

Our Business

Our principal place of business and executive offices are located at 2140 Pegasus Way, N.E. Calgary, Alberta, Canada T2E 8M5. Our agent for service of process is located at 5801 West 11th 5025 S. Federal Blvd., Englewood, Colorado 80110. We provide operational and administrative support as well as financial services and related packages to our subsidiaries through our wholly-owned subsidiary Westsphere Capital, and intend to conduct our business operations through our wholly-owned subsidiaries. (See "General Description and Development of Business" below.)

Business of Vencash Capital Corporation

Vencash Capital has been, both in the past and presently, our major subsidiary operation which produces the majority of our consolidated revenues from the sale of ATMs, financial service fees for ATM customer financing, processing and maintenance fees in addition to transactional fees which include interchange fees and surcharge revenues. Vencash Capital has contracted for switching services allowing it to participate within the Canadian INTERAC system as a channel. Vencash Capital also contracts with Triton Systems, Inc., a supplier of ATM equipment. (See "Other Requested Information– Data West Solutions,-Contract, Calypso Canada Ltd. Contract - Triton Systems, Inc. contract" below.)

ATM Business in Canada (a) Background of the ATM Business

In the latter part of 1997, the Canadian Banking and Financial sectors of Canadian industry commenced a government deregulation program in which under deregulation of the Canada Bank Act, allowed for the release of certain segments of proprietary control involving banking institutions. One of the preliminary results of the deregulation was the allowance of the private operation of ATMs not associated with Canadian Banking financial institutions. This private ownership and operation of ATM equipment has been described within the industry as the "white label ATM" market.

Canadian Banking Institutions have been participating in the development of new technology, particularly in regard to online computer banking. Advances originating from the introduction of credit card and debit card services evolved into the installation of commercial POS management systems across the country and the development of the Canadian INTERAC system which provided complete online banking services and 24-hour customer banking between the various existing banking institutions. It also provided for full-bank service availability from remote site locations throughout Canada.

Evolving online financial technology being pursued by the institutional banking financial sectors has been confronted by growth of computer-based commerce. The Internet and the expansion of computer generated online commerce shifted a significant amount of consumer financial services from conventional banking and financial institutions to non-traditional and new and innovative virtual-based methods of conducting financial transactions. This on-line or INTERAC connecting of the conventional banking institutions was a significant factor for profits produced by Canadian conventional banking and financial institutions during the last five (5) years.

In late 1997, "non-conventional banking" participation and private ownership of ATMs was authorized through the deregulation process within the Canada Bank Act that allowed for private participation within the Canadian INTERAC system. The implications of private ownership and participation within this technologically based commerce have been significant.

Many Canadian companies pursued participation in the field of marketing, distribution, selling, and leasing cash dispensing equipment recognized in the market place as ATMs, "ABMs" (automated banking machines), "white label machines" (a privately owned and operated cash dispensing machine).

A "switch" as used herein means a computer system that receives requests for financial transactions from ATM terminals, POS or electronic transfer terminals in retail businesses which routes transaction requests to and from ATM devices and financial institutions for final transaction processing and/or authorization. In Canada, the Canadian INTERAC network coordinates this activity. Under recent deregulation, non-financial institutions that are members of INTERAC are allowed to be indirect connectors. These non-financial institutions provide switching services for shared cash dispensing, data processing, and other associated services in connection with the network. Pursuant to the rules and regulations set out by INTERAC and current switch technology, a switch can process up to ten thousand (10,000) transactions at any given time.

The Entry of Vencash into the ATM Business

Vencash Capital identified opportunities resulting from the privatization of the ATM business. During December 1997, the first privately owned ATMs were placed in Western Canada and in July 1998, Vencash Capital entered the "white label" ATM marketplace. Vencash Capital contracted with TNS

Smart Network Inc. an Etobicoke, Ontario Corporation, which provides switching services to the industry, and became the 7th Canadian Channel authorized to participate within the "white label" ATM business.

By March 1999, Vencash Capital had ninety (90) ATMs under its management across Canada, primarily in the Provinces of Ontario, British Columbia and Alberta. We reached an agreement with Vencash Capital to fund, by way of lease and loan agreements, the expansion of Vencash Capital’s placement of ATMs. By the 1999 year-end and with our financial assistance, Vencash Capital was able to expand its management and ownership of ATMs across Canada, increasing its network to the Maritime Provinces by establishing (2) two new distributorships, one in Prince Edward Island and one in New Brunswick.

By December 2005, Vencash Capital had sites located nationally across Canada and managed nine hundred thirty-two (932) ATMs. As of March 31, 2006, Vencash Capital held nine hundred twenty-five (925) ATM sites under management nationally across Canada, most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes. As of March 31, 2007, Vencash Capital held nine hundred seventy-seven (977) ATM sites under management nationally across Canada, most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes.

Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada and presently has two (2) distributors in the Maritime region of Canada, three (3) independent distributors in the Metro Toronto area of Ontario, Canada, one (1) distributor in the Province of Saskatchewan, one (1) distributor in Kamloops, British Columbia and one (1) distributor in the Greater Vancouver, British Columbia area.

At present, Vencash Capital acts as a "channel" which contracts its financial electronic transfer responsibilities with two (2) "switches" (Data West Solutions and Calypso Canada Ltd.). It is our intention to develop our own self sufficient "switch" associated directly with the Canadian INTERAC network.

The "switch" supplies the financial information to the "channel" in relationship to the processing of all surcharge fees that are associated with the customer use of the ATM. The opportunities for Vencash Capital to become a “switch” are of foremost importance to our management and we continue to give this project high priority.

Current Stage of Corporate Development

Historically, Vencash Capital has provided a large percentage of the cash flow which fuelled its and our other expansion. Our management believes that Vencash Capital will continue to generate positive revenues and returns. We plan to focus on supplying the required funding for the growth of our placement and ownership of equipment to Vencash Capital customers through our relationship with equipment suppliers and our contracted Switching Network to allow for the growth of the Vencash Capital distribution network as well as capitalization of its own switch development.

Growth Strategy and Market Niche

Vencash Capital is an integrated ATM provider offering a complete suite of ATM management services ranging from ATM deployment, maintenance reporting and settlement. Vencash Capital has focused on organic growth over the past three (3) years and its management's plan is to continue to its growth within the ATM market place into the future as follows:

i.	In 2007, Vencash Capital plans to evaluate the management of its ATMs in the Canadian marketplace and focus on maximizing its returns from its existing financial footprint.

ii.	Vencash Capital plans to continue to grow its regional ATM distribution network in both sales and servicing of ATMs and to expand its POS presence across the distribution network.

iii.	Vencash Capital plans to establish a corporate based and managed national sales force to augment and enhance its ATM distribution network across Canada.

The Canadian ATM Market

In late 1997, "non-conventional banking" participation and private ownership of ATMs was authorized allowing for participation within the "Canadian INTERAC system". The "Canadian Interac Association" as used herein is a national organization linking enterprises that have proprietary networks to enable them to communicate with each other for purposes of exchanging electronic financial transactions. Five (5) Canadian Banking and Financial Institutions founded the association in 1984. As of March 2006, there were eighty-eight (88) member organizations. INTERAC is the organization responsible for the development of a national network of shared electronic financial services: INTERAC Shared Cash Dispensing Service (“SCD”) at ATMs and INTERAC Direct Payment Services (“IDP”), Canada's national debit service. IDP is Canada's national debit card service, available at more than 365,616 merchants across the country.

The business opportunities originating for private ownership and operation of ATMs within the INTERAC system resulting from the Canada Bank Act deregulation in 1998 has matured over the past several years. With the maturity of this aspect of the business, acceptance of the white label ATM placement has become routine, however, saturation is not yet comparable to the United States market experience.

Vencash Capital believes that the Canadian market, enhanced by national access to all regions within Canada through the INTERAC System, provides it with an opportunity to continue its growth through sales and distribution networks.

Competitors

i	DirectCash Income Trust - Canada's largest ATM company in operation. It has offices and distribution centers in all of the major cities across Canada.

ii.	Frisco Bay - A large ATM corporation with integrated business operations which supplies security systems to major financial corporations and the banking industry.

iii.	Laser Cash (Threshold) - A large ATM operator in service. This corporation also has distribution capabilities across Canada with head offices located in Mississauga, Ontario.

iv.	Cash-Line - A Victoria, B.C. based corporation with ATM machines in service primarily across Western Canada.

v.	Ezee Cash -An Ontario and Quebec centered ATM company that has a national presence.

vi.	Several Regional and National Companies - These companies compete on a regional basis with Vencash Capital’s regional distributor network and nationally with Vencash Capital corporately.

Competitive Advantages

Focusing on customer site and consumer service, Vencash Capital has focussed on long-term contractual relationships which provide recurring transactional and fixed revenue streams with a national presence and a diverse customer base, including primarily small and medium retail site locations as well as a secondary presence in national or regional chain accounts.

Vencash Capital’s management continues to utilize selective placement and monitoring of ATMs, to obtain maximum value for placement and a higher percentage return per terminal. Service and information dissemination will continue to be a priority for the management team, employees, distributors and strategic partners. Information processing and communications systems will integrate all components of Vencash Capital’s internal and external operations.

From its inception to date, Vencash Capital’s brand recognition has been positively reinforcing site customer and ATM consumer confidence. The Canadian marketplace has demonstrated that ATM site owners are receptive to positive and dependable customer service. Vencash Capital has increased its marketing and distribution network development with its administrative, operational and service mechanisms and plans to continue its expansion in established and new areas. Vencash Capital’s management plans to expand the business operations of Vencash Capital by continuing to support its partnership program with its current distribution network. To add and enhance its network of regional distributors, Vencash Capital intends to establish a corporate based and managed national sales force to augment and enhance its ATM distribution network across Canada.

Vencash Capital’s management believes there will be a continued consolidation in the white-label ATM marketplace in 2007. This will likely result in several large national organizations vying for marketplace dominance. The sourcing of acquisitions and business consolidation has been quite active in Canada and remains an option that continues to be reviewed by us.

On June 08, 1998, Vencash Capital signed a supply agreement with Triton Systems, Inc., an ATM manufacturer and supplier. The agreement contains pricing schedules based upon Vencash Capital’s volume purchase requirements.

Vencash Capital has processing agreements with the following vendors:

i.	Open Solutions formerly known as Data West and TCS (Canada) Ltd, executed June 24, 1999.

ii.	Calypso Canada Ltd. originally executed on August 1999 and later renegotiated in December 2003.

We have a large customer base and a large geographical area in which to market our products. Vencash Capital presently has eleven (11) distributors of its equipment, products and services under contract across Canada, two (2) contracted sales persons in Vancouver, B.C. and five (5) contracted sales persons in the Province of Alberta, Canada. Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada. Our management believes that the expansion of the present operations of Vencash Capital will allow for vertical integration of other opportunities for us to supply financial services and packages, which can be marketed in conjunction with the ATM placement network

Risk Assessment

The private "white label" ATM business is highly competitive. We face competition from large numbers of companies engaged in the selling and servicing of ATM products in all areas in which we may attempt to operate. Many of the programs and companies so engaged possess greater financial and personnel resources than us and therefore have greater leverage to use in developing technologies, establishing markets, acquiring prospects, hiring personnel and marketing. Accordingly, a high degree of competition in these areas is expected to continue. The major banks in Canada could aggressively enter the "white label" market and we could not overcome or compete with them due to their financial and corporate strength.

We and our subsidiaries are subject to the terms and conditions applicable to channels as set forth by the INTERAC network system.

b. Business of Westsphere Financial Group Ltd.

Upon Management’s 2004 review and reorganization and consolidation of our business operations, we suspended all distribution, software injection and key coding related to point placement on the switch. The sale and distribution systems remain ongoing through our controlled subsidiary, TRAC POS Processing Inc., and the corporate shell was sold in May 2005 after being inactive for a period of six (6) months.

c. Business of Vencash POS Services Inc.

On May 09, 2003, we incorporated Westsphere POS Services Ltd. (“Westsphere POS”) under the laws of the Province of Alberta for the purpose of providing sales and servicing in the POS market. POS as used herein means an electronic terminal that accepts bank debit cards and credit cards to pay by way of direct settlement to the retailers account from the customers banking or credit card provider on a daily basis for a purchase of goods or services. On January 04, 2006, Westsphere POS changed its name to Vencash POS Services Inc. (“Vencash POS”) with the intent that Vencash POS would consolidate all of our POS related business activity to date, the consolidation process is ongoing and until such time as the consolidation is completed, there will be limited business activity.

d. Business of Kan-Can Resorts Ltd.

Kan-Can acquired three hundred thirty-two (332) acres of recreational land located on a Province Government Head lease located near the City of Canmore in the Province of Alberta, Canada. The annual cost of the lease was approximately $5,300 with lease expiry and renewal scheduled for October 31, 2004.

Alpine Resort Haven Ltd. ("Alpine") was formed as a limited partnership with Kan-Can owning a seventy-four percent (74%) interest and acting as the general partner. Alpine constructed and operated a timeshare resort on the leased land, but was petitioned into bankruptcy in April 2000. On October 19, 2001, we purchased an additional fifty-seven percent (57%) interest in Kan-Can from 347830 Alberta Ltd. Westsphere we thereby became acquired a sixty-seven percent (67%) majority owner of 67% interest after the acquisition. Westsphere Our interest in Alpine later increased to then became a ninety-nine percent (99%) owner of Kan Can through as a result of a settlement reached with a corporation established by some of Alpine’s Resort’s timeshare owners.

On November 26, 2001, Kan-Can sold the head lease to the property for $465,087 ($740,000 CDN) along with Kan-Can common stock equaling thirty-two percent (32%) of the outstanding shares before the transaction. A mortgage bearing an interest rate of four-and-a-half percent (4.5%) with monthly payments (principal and interest) of $5,720 ($8,982 CDN), is accounted for by us as a debt investment being held to maturity. The shares received were returned to the treasury and cancelled. As a result of this transaction, our ownership percentage of Kan-Can increased to ninety-nine percent (99%) and we accordingly adjusted our equity in the subsidiary by $1,630. Kan-Can continues to have no business activities other than collecting the monthly mortgage payments resulting from the sale of the head lease on November 26, 2001. In 2004, we were notified by the mortgagee, and subsequently confirmed in documentary form, that the government head lease had been renewed for an additional twenty-five (25) years thereby entitling Kan-Can to the continued receipt of mortgage proceeds. Final payment of our mortgage financing arrangements mature with the last mortgage payment scheduled for August 3, 2007. It is anticipated that the business of Kan-Can will be wound down upon completion of the financial arrangements. On April 1, 2007, Banff Gate Mountain Resort Ltd. has decided to exercise their option to pay the mortgage in full.

e. Business of Westsphere Systems Inc.

Westsphere Systems was formed to provide us with technical services and is focusing its business development primarily on:

i.	Having received approval in March 2007 by INTERAC Association, as an acquirer in the Association’s SCD Service and as an acquirer in the Association’s IDP Service. This will make Westsphere Systems an indirect connector, thereby resulting in it owning and managing a switch.

ii.	Providing internal security for intellectual property and technical development.

iii.	Providing premium in-house web-hosting services to us and other selected customers.

iv.	Providing in-house (or through joint venture relationships) proprietary development space and business support for in-house product development, where certain proprietary rights and development are obtained for services supplied by Westsphere Systems in order to integrate these developments into our present subsidiaries.

v.	Design and development of proprietary software for our specific business development and hardware.

Westsphere Systems has a staff of (1) one and (3) three contractor developers/engineers/designers with diverse technical backgrounds including:

i.	Hardware and systems design specialists with twelve (12) years international experience.

ii.	Server and DNS specialists with global experience particularly centered in Korea and eastern Asia.

iii.	Multi-national professional sales experience centering on sale of electronic components and equipment.

iv.	Software engineering and development.

v.	Web Design and Graphic content

f. Business of E-Debit International Inc.

E-Debit initial development stages focused on meeting the payment system needs of current and potential online shoppers. E-Debit's business model was based on an anonymous payment system to protect the identity of the purchaser while allowing for guaranteed payment to the merchant. E-Debit intended to accomplish this system by developing and marketing a secure, anonymous online payment system that could be used by online consumers and merchants.

The events of September 11, 2001 caused our management to seriously evaluate the anonymity factor of the E-debit process, particularly because the E-debit process allowed for the anonymous transfer of currency. The anonymity extended to E-Debit as the E-debit account holder's identity would not be available to E-Debit once the account numbers had been changed by the individual account holder, thereby allowing currency transfers without any ability to track or trace the account holder.

On February 11, 2004, we entered into a purchase agreement to acquire an additional ten percent (10%) interest in E-Debit from a non-affiliated third party E-Debit shareholder. With this purchase, E-Debit became one of our wholly owned subsidiaries. The function of E-Debit has been expanding in conjunction with the original functionality of the E-debit process. The business model has been amended in order to incorporate and integrate the E-debit process into the aspects of our ATM, POS and Cash Direct Financial Services Inc.’s other financial-based business operations. This project is now pending until determination of its appropriate applications. E-Debit has had no new business activity to date.

g. Business of Cash Direct Financial Services Inc.

Cash Direct was formed to help expand our “non-conventional banking” operations branded “Personal Financial $olutions”.

“Non-Conventional Banking Business” as used herein means business-related activities normally associated with a privately owned and operated registered chartered bank or bank affiliated financial institution in Canada which is not affiliated with a Canadian Chartered Bank.

The first Personal Financial Solutions storefront commenced business operations on November 1, 2004 supplying short-term cash advance loan agreements under the brand name “CashDirect Advance”, cheque cashing services, corporate registry and filing and other related services.

Cash Direct generated revenues through its investment in Personal Financial $olutions through its first beta site which grew on a monthly basis during the first full year of operations. Our management believes that this supports the acceptance, convenience, versatility and reliability of our Cash Direct proprietary hardware and related software. As a result, we have established two (2) additional Personal Financial $olutions distributorships – one in Edmonton, Alberta and another in Calgary, Alberta.

With the start up of the second Calgary Personal Financial $olutions independent business centre on March 15, 2006, the Calgary beta test store was wound down and its client base was transferred to Personal Financial $olutions Store #3. With continuing development of the proprietary software and the upgrading of the financial component, the national role out of Personal Financial $olutions stores are underway. We believe that Cash Direct will allow for the continued development of our subsidiary, E-Debit, as well as “switch” development through Westsphere Systems.

Current Stage of Our Development.

Our group of companies employs twenty-two (22) full-time employees and three (3) contracted consultants working in our offices in Calgary, Alberta.

We were incorporated in Colorado on July 21, 1998, and hold wholly owned subsidiaries which conduct business throughout Canada. We file and prepare our financial information in accordance with U.S. generally accepted accounting principals (“GAAP”).

ITEM 2. DESCRIPTION OF PROPERTIES

Principal Offices and Other Property Our property holdings are as follows:

1.	2140 Pegasus Way N.E. Calgary, Alberta T2E 8M5

Effective March 15, 2004, we consolidated all of our business operations into an 8,320 square foot facility in the northeast industrial area of Calgary just minutes from the Calgary International Airport. We leased this property at a rate of $7,858 per month, plus applicable taxes. This facility houses our administrative headquarters, Vencash Capital’s operations, service and administrative center, Westsphere Systems and E-Debit. On June 6, 2006, we renewed the lease for an additional five (5) years commencing on March 14, 2007 and ending on March 14, 2012.

2.	Suite 1430, 555 West Hastings Street, Vancouver, B.C. V6N 4N4

Our wholly owned subsidiary, Westsphere Systems, leased this property until November 01, 2006 at which time it has assigned the lease to Westsphere Capital, one of our subsidiaries. The lease is $1,309 per month, including operating costs, property taxes, base rent, and goods and services tax of five hundred ninety-five (595) square feet. Westsphere Systems uses this facility to secure its one hundred (100) megabit connection broad-band supply and related Internet switching equipment and to house its integrated Internet server system.

ITEM 3. LEGAL PROCEEDINGS

We have been a party to legal proceedings which have arisen in our normal course of business. We are presently involved in the following material litigation:

Ontario Superior Court of Justice – Action No. 2940-04SR

Peter Gregory (Plaintiffs/Defendant by Counterclaim) vs. Vencash Capital Corporation (Defendants/Plaintiff by Counterclaim)

On May 28, 2004, Peter Gregory, a Vencash Capital distributor and agent, filed a claim for wrongful dismissal in the Ontario Superior Court of Justice against Vencash Capital for $260,000 (CDN). On July 30, 2004, Vencash Capital filed a Statement of Defence and Counterclaim in the amount of $1,600,000 for breach of contract, breach of confidence, breach of fiduciary duties, interference with economic relations, damages for inducing breach of contract and punitive damages. We believe Mr. Gregory’s claim to be without merit and have not accrued a liability for the claim.

Investment Policies

We do not have any investments in real estate, real estate mortgages or securities involving real estate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the shareholders during the fourth quarter of our 2006 fiscal year. The Annual Meeting of Shareholders will be held on June 16, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 22, 2001, our common stock was posted for trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “WSHA”.

Effective April 01, 2005, our common stock was trading on the OTCBB under the symbol “WSHE”. Our preferred shares are non-trading and voting is vested with the Board of Directors.

We approved a twenty (20) to one (1) rollback at the shareholder meeting held January 22, 2005 which took effect on April 1, 2005. Consequently, the following highs and lows are affected by the rollback:

2006	High	Low

1st Quarter	$0.383	$0.377
2nd Quarter	$0.234	$0.231
3rd Quarter	$0.328	$0.322
4th Quarter	$0.255	$0.251

2005	High	Low
1st Quarter	$0.033	$0.030	(Pre- Split)
2nd Quarter	$0.21	$0.205	(Post-split)
3rd Quarter	$0.136	$0.134	(Post-Split)
4th Quarter	$0.155	$0.137	(Post-Split)

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of April 11, 2007, we had two hundred and eighty-one (281) shareholders of record of our common stock and one hundred forty-eight (148) shareholders of record of our preferred stock.

No dividends on outstanding common or preferred stock have been paid within the last two (2) fiscal years or during any interim periods. We do not anticipate or intend to pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Westsphere and its subsidiaries generated a net income of $139,794 from operations for the twelve month period ending December 31, 2006. During the period of operations ending December 31, 2005, Westsphere and its subsidiaries generated a net income of $23,444. The increase in year 2006’s net income of $116,350 over the previous year was primarily due to the currency exchange gain of $111,903 in year 2006. The currency exchange gain was caused by the different exchange rate of approximately $0.15 used between the time the payable is recorded and the time the payable is paid to an ATM supplier. The payable to the ATM supplier was initially recorded in year 2004 at an exchange rate of $1USD = $1.30 CDN. In year 2006, the payable to the ATM supplier was finally resolved and was paid at an exchange rate of $1USD = $1.15 CDN.

The net income from 2006 operations of $139,794 includes an $111,903 currency exchange gain during the year. As explained in the previous paragraph, the currency exchange gain was caused by the different exchange rate of approximately $0.15 used between the time the payable was recorded and the time the payable was paid to an ATM supplier.

Also contributing to the increase in year 2006’s net income was a net increase of $176,796 in residual and interchange income from the previous year: in 2005 the net of residual and interchange income totaled

$1,452,959, whereas in 2006, the net of residual and interchange income totaled $1,629,755. This increase was mainly caused by an increase in the number of placements of ATMs in the latter part in year 2005, and throughout the year 2006. The increase in net of residual and interchange revenue is partially offset against a decrease in net equipment and supplies revenue of $90,899: in 2005 net of equipment and supplies revenue totaled $128,124, whereas as in 2006, net of equipment and supplies revenue totaled $37,225. This significant decrease in net of equipment and supplies sales was due to Westsphere’s subsidiary Vencash Capital Corporation mainly focusing on the placement, and finance/lease program offered by an ATM supplier in year 2006. The finance/lease program provides Vencash Capital an opportunity to place more ATMs in the marketplace at a lower cost.

The increase in year 2006’s net income is also offset against an increase in salaries and benefits of $79,413, an increase in consulting fees of $15,465, an increase in travel, delivery and vehicle expenses of $12,861, a decrease in other expenses of $51,961, and an increase in interest income of $48,689.

An increase in salaries and benefits from the previous year 2005 of $645,035 to $724,448 which was primarily due to staffing for Westsphere Systems Inc.’s IT department, two additional staff for the Service department of Vencash Capital Corporation, one receptionist and one junior accountant during year 2005.

An increase in consulting fees was due to hiring a consultant to provide consulting work for Westsphere’s subsidiary Cash Direct Financial Services Ltd. during year 2006.

An increase in travel, delivery and vehicle expenses was due to an increase in number of placement of ATMs in the marketplace.

A decrease in other expenses was caused by a decrease in bad debt expense and telephone expense. The decrease in bad debt expense was caused by a more efficient and effective collection system implemented during year 2006. Other expenses included bad debt of $8,854, ATM insurance of $34,815, office lease including operating costs of $140,274, repairs and maintenance of $19,200, telephone of $83,168, office supplies of $54,690, interest and bank charges of $10,280, and various general and administrative expenses of $24,959.

An increase in interest income of $48,689 was primarily collected from a sales-type lease receivable of $45,823 and bank interest of $2,866.

During the period of operations ending December 31, 2006, Westsphere received $4,481 from an employee who exercised his option to purchase 4,767 shares of preferred stock. In December 2006, the four convertible debentures related parties total of $125,418 exercised their options to convert into preferred stock at $1 per share. The outstanding debentures are payable to persons who are shareholders of the Company.

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

The increase in inventory is caused by the purchase of inventory for resale/lease and upgrade kits for ATMs to maintain adequate levels of inventory on hand at year end. As of December 31, 2005, Westsphere's current liabilities consisted of accounts payable of $935,644 and accounts payable to related parties of $132,773. Accounts payable includes payables of $284,929 to suppliers for the purchase of ATM machines and POS machines, $208,699 is payable for the return of surcharge and interchange, accounting and legal payables in the amount of $58,688, current portion of lease payable in the amount of $11,486, long term lease payable to ATM suppliers in the amount of $211,197, and $160,645 due for consulting services, office expenses and various other general fees and charges.

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

During fiscal year 2006, total assets decreased to $1,303,752 primarily due to a decrease in inventory of ATM machines and POS machines of $96,284, a decrease in prepaid expenses and deposit of $33,871, and a repayment in mortgage receivables of $85,898. The decrease in inventory was caused by Westsphere’s subsidiary Vencash Capital mainly focusing on the finance/lease program offered by an ATM supplier for the placement of ATMs, therefore, the Company intended to maintain lower levels of inventory for resale/lease for ATMs on hand at year end.

As of December 31, 2006, Westsphere's current liabilities consisted of accounts payable of $576,621 and accounts payable to related parties of $122,463. Accounts payable includes a payable of $12,506 to suppliers for the purchase of ATM machines and POS machines, $174,740 is payable for the return of surcharge and interchange, long term lease payable to ATM suppliers in the amount of $197,475, legal and accounting fees of $32,894, and $159,006 due for consulting services, office expenses and various other general fees and charges.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $64,624, a loan advanced from Westsphere’s President in the amount of $32,102, and a cash advance from Westsphere’s Vice President in the amount of $25,737 which was repaid in January 2007.

Long term liabilities as at December 31, 2006 consisted of a bank loan totaling $14,125 for funds to pay down accounts payable to a major supplier, and $223,771 for outstanding accounts due to shareholders of Westsphere. Westsphere's shareholder loans related to TRAC of $155,183 has an interest rate of 18% per annum. This is a demand loan. The remaining balance of shareholder loans total $68,588 with no specific terms of repayment.

Shareholders' equity as of December 31, 2006 was $366,772, inclusive of an accumulated loss from operations of $1,635,374, as compared to shareholders equity of $105,557 as of the same date from the previous year. The increase in shareholders equity of $261,215 was primarily due to a restatement of year 2004 intangible assets of TRAC POS remainder impairment loss of $285,631. At December 31, 2004, Westsphere’s management evaluated the estimated future cash flows associated with the intangible assets of TRAC POS, and recorded an impairment loss of $491,205. After further analysis, Westsphere’s management determined that the impairment should have included an additional loss of $285,631 for the fiscal year ending 2004. Retained earnings and the Statement of Stockholders’ Equity have been restated for this amount.

Total issued and outstanding share capital as of the year ending December 31, 2005 was 621,939 common shares and 1,215,721 preferred shares as compared to a total of 551,700 common shares and 1,416,143 preferred shares as of December 31, 2006. The conversion from common to preferred shares during the year is a result of the shareholder’s resolution, approved at the Annual Meeting of Shareholders held on December 7, 2002.

In December 2006, Westsphere issued 130,185 preferred shares: 4,767 preferred shares issued to a former employee who exercised his option, and 128,418 preferred shares issued to four convertible debentures related parties who exercised their options to convert into preferred stock at $1 per share. The outstanding debentures are payable to persons who are shareholders of the Company.

On January 26, 2007, the Corporation executed a share exchange agreement with non-affiliated third party TRAC shareholders to exchange a total of 24,142 shares at $1.62 CDN. per share of the Corporation’s common stock in exchange for a nineteen (19%) percent interest in TRAC POS and affiliated TRAC shareholders, Jack Thomson and Brett Border to exchange a total of 6,916 shares at $1.62 CDN per share of the Corporation’s common stock in exchange for a twelve (7%) percent interest in TRAC POS Processing Inc. Mr. Thomson is a member of Westsphere’s Board of Directors and Mr. Border is the President of Vencash Capital Corporation and Trac POS Processing Inc. This share exchange resulted in Westsphere holding an 82% majority shareholder position in TRAC. (See "-Business of TRAC POS Processing Inc." below.)

On March 8, 2007, 10,025 common shares issued to Westsphere’s Vice President, Robert L. Robins who exercised a portion of his 2002 options at $0.70 per common share.

Liquidity

Westsphere expects that its need for liquidity will increase in 2007 in anticipation of expending funds to develop its growth plan. Westsphere was able to raise $209,019 from the collection of sales-type lease agreements in the latter part of year 2005. The cash is used for circulation in Vencash’s owned ATMs. Westsphere was unable to raise the funds last year necessary to grow Vencash Capital due to the condition of Corporations’ financial market. However, in the latter part of year 2006, Westsphere’s subsidiary Vencash Capital entered into a finance/lease agreement with an ATM supplier. This finance/lease program enables Vencash Capital to grow its ATM business at a potential lower costs; no upfront capital to growth the business.

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

Westsphere's current assets of $1,002,672 are higher than its current liabilities of $699,084 as at the year ending December 31, 2006. The current liabilities include the accounts payable to related parties of $122,463 which consist of the bonuses to Officers and Directors payable carried forward from year 2002 in the amount of $64,624, a cash advance from Westsphere’s President in the amount of $32,102, and a cash advance from Westsphere’s Vice President in the amount of $25,737; which was repaid in January 2007.

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

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC. FINANCIAL STATEMENTS with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2006
Page
Report of Independent Registered Public Accounting Firm		F-2
21

Financial Statements:
Balance Sheets	F-3
Statements of Operations	F-4
Statement of Stockholders’ (Deficit)	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 to F-16

Report of Independent Registered Public Accounting Firm

Board of Directors Westsphere Asset Corporation, Inc.

     We have audited the accompanying consolidated balance sheets of Westsphere Asset Corporation, Inc. as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westsphere Asset Corporation, Inc. as of December 31, 2006 and December 31, 2005 and the consolidated results of its operations, stockholders’ equity, and its cash flows for the years ended December 31, 2006 and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller and McCollom MILLER AND MCCOLLOM Certified Public Accountants 4350 Wadsworth Boulevard, Suite 300 Wheat Ridge, Colorado 80033

April 16, 2007

F-2

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Balance Sheets
December 31, 2006 and 2005
ASSETS		2005
	2006	(Restated)

CURRENT ASSETS
Cash	$ 413,398	$ 484,799
Accounts receivable net of allowance for doubtful
accounts of $75,292 and $76,783	293,814	289,320
Accounts receivable – related parties	11,563	23,270
Inventory	218,434	314,718
Prepaid expense and deposit	17,102	50,973
Current portion of mortgage receivable	48,361	48,628

Total current assets	1,002,672	1,211,708

Property and equipment, net of depreciation	277,453	300,450
Intellectual Property	2,289	10,008
Mortgage receivable	12,930	98,828
Future tax benefits	8,408	11,581

Total assets	$ 1,303,752	$ 1,632,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 576,621	$ 935,664
Accounts payable, related parties	122,463	132,773

Total current liabilities	699,084	1,068,437

Shareholder loans	223,771	256,636
Bank loan	14,125	72,615
Convertible debentures	—	124,979
Non-current lease obligation	—	4,351

Total liabilities	936,980	1,527,018

Minority interest in subsidiaries	—	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized 75,000,000 shares, no par value,
1,416,143 shares issued and outstanding at
December 31, 2006 and 1,215,721 at December 31, 2005	1,400,719	1,182,897
Common stock - authorized 75,000,000 shares, no par value;
551,700 shares issued and outstanding at
December 31, 2006 and 621,939 at December 31, 2005	509,261	570,992
Accumulated other comprehensive income	92,166	126,836
Accumulated deficit	(1,635,374)	(1,775,168)

Total stockholders’ equity	366,772	105,557

Total liabilities and stockholders’ equity	$ 1,303,752	1,632,575

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Income
For the Years Ended December 31, 2006 and 2005

	2006	2005

Revenue
Equipment and supplies	$ 385,899	$ 752,976
Residual and interchange income	4,162,286	3,641,836
Other	113,432	129,752

Total revenue	4,661,617	4,524,564

Cost of sales -
Equipment and supplies	348,674	624,852
Residual and interchange costs	2,532,531	2,188,877
Other	148,249	156,280

Total cost of sales	3,029,454	2,970,009

Gross profit	1,632,163	1,554,555

Administrative expenses -
Depreciation and amortization	120,508	119,236
Consulting fees	171,275	155,810
Legal and accounting fees	75,071	82,361
Salaries and benefits	724,448	645,035
Travel, delivery and vehicle expenses	142,232	129,371
Currency exchange	(111,903)	—
Gain on sale of equipment	—	(67,942)
Other	376,240	428,201

Total administrative expenses	1,497,871	1,492,072

Income (loss) from operations	134,292	62,483

Other income -
Interest income	59,107	10,418
Interest expense	(42,513)	(45,155)

Net income (loss) before income taxes	150,886	27,746

Provision for income taxes	(11,092)	(4,302)

Net income (loss)	$ 139,794	$ 23,444

Net income (loss) per common share
Basic	$ .24	$ .03
Fully Diluted	$ .07	$ .01
Weighted average number of shares outstanding
Basic	565,748	1,059,341
Fully Diluted	1,866,555	1,788,773

Other comprehensive income (loss) -
Net (loss) earnings	$ 139,794	$ 23,444
Foreign currency translation adjustment	(34,670)	4,465

Total comprehensive income (loss)	$ 105,124	$ 27,910

The accompanying notes are an integral part of these statements.

WESTSPHERE ASSET CORPORATION, INC. Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2006 and 2005

					Foreign
					Currency
	Common Stock		Preferred Stock		Translation	Accumulated
	Shares	Amount	Shares	Amount	Adjustment	(Deficit)	Total

Balance, December 31, 2004	1,731,183	1,685,063	—	—	122,371	(1,512,982)	294,452

Prior period adjustment, see
note 3						(285,631)	(285,631)

Adjusted, December 31, 2004	1,731,183	1,685,063	—	—	122,371	(1,798,613)	8,821

Imputed interest contributed	—	6,582	—	—	—	—	6,582
Exercise of options	37,500	45,000	—	—	—	—	45,000
Exchange of common stock
for preferred	(1,215,721)	(1,182,897)	1,215,721	1,182,897	—	—	—
Shares issued to settle debt	68,975	17,244	—	—	—	—	17,244
Net income for the year ended
December 31, 2005	—	—	—	—	4,465	23,445	27,910

Balance, December 31, 2005	621,937	$ 570,992	$ 1,215,721	$ 1,182,897	$ 126,836	$ (1,775,168)	$ 105,557

Imputed interest contributed	—	6,635	—	—	—	—	6,635
Exercise of options	—	—	4,767	4,481	—	—	4,481
Conversion of Debenture	—	—	125,418	144,975	—	—	144,975
Exchange of common stock
for preferred	(70,237)	(68,366)	70,237	68,366	—	—	—
Rounding correction	2	—	—	—	—	—	—
Net income for the year ended
December 31, 2006	—	—	—	—	(34,670)	139,794	105,124

Balance, December 31, 2006	551,702	$ 509,261	$ 1,416,143	$ 1,400,719	$ 92,166	$ (1,635,374)	$ 366,772

The accompanying notes are an integral part of these statements. 26

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005

Cash flows from operating activities:
Net (loss) from operations	$ 139,794	$ 23,445
Reconciling adjustments -
Depreciation and amortization	120,508	119,236
Services paid by issuing stock and options		—
Interest contributed by shareholder	6,710	5,607
Gain on sale of assets	—	(67,942)
Changes in operating assets and liabilities
Accounts receivable	5,631	(145,875)
Inventory	96,852	(172,820)
Prepaid expenses and other	34,406	(33,518)
Accounts payable and accrued liabilities	(369,122)	595,522

Net cash (used for) operations	34,779	323,655

Cash flows from investing activities:
Purchase of equipment	(117,524)	(83,299)
Disposal of equipment	18,324	29,637
Repayments of loans receivable	87,427	81,288

Net cash (used for) investing activities	(11,773)	27,626

Cash flows from financing activities:
Loans from Shareholders	—	29,815
Exercise of options	4,481	45,000
Proceeds from loans	—	—
Repayments of loans	(96,154)	(106,065)

Net cash provided by financing activities	(91,673)	(31,250)

Foreign currency translation adjustment	(2,734)	(20,176)

Net change in cash and cash equivalents	(71,401)	299,855
Cash at beginning of period	484,799	184,944

Cash at end of period	$ 413,398	$ 484,799

Supplemental schedules:
Cash paid for interest	18,424	5,676
Cash paid for income taxes	—	—
Noncash investing and financing activities
Shares issued to settle debt	$ 144,976	$ 17,244

WESTSPHERE ASSET CORPORATION, INC. Notes to the Consolidated Financial Statements For the Years Ended December 31, 2006 and 2005

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

On May 18, 1999, the Company formed a wholly owned Alberta subsidiary, Westsphere Financial Group Ltd. (Financial), which was organized to lease cash vending machines. During the period from June 1999 through October 2001 the Company acquired 99% of Kan-Can Resorts Ltd. (Kan-Can), an Alberta company by exchanging stock. On May 16, 2000, Vencash ATM/POS Services Inc., (formerly VC/POS/ATM Services Inc.) (Services) and Westsphere Systems Inc. (formerly 880487 Alberta Ltd.) (Systems) were incorporated as wholly owned Alberta subsidiaries of the Company. During 2000 and 2001, the Company acquired a 90% interest in E-Debit International Inc. (E-Debit), a company engaged in the development of online payment systems, and which has no other operations. On September 23, 1998, Vencash Capital Corporation incorporated Vencash Financial Corporation (Financial) in Alberta. Vencash Financial has had no business activity. In January of 2003 the company incorporated two wholly owned subsidiaries, Westsphere Development Corporation to pursue real estate development opportunities, and Westsphere Entertainment Corporation to pursue opportunities in the entertainment industries, both of which have had no business activity to date. During 2005, the Company formed a wholly owned Alberta subsidiary, Cash Direct Financial Services Ltd (Cash Direct), as a holding company for a 51% interest in 1105725 Alberta Ltd DBA Personal Financial Solutions, an Alberta Corporation, to pursue opportunities in check cashing, payday loans, and similar businesses.

Note 2 – Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Use of Estimates in the Preparation of Financial Statements

WESTSPHERE ASSET CORPORATION, INC. Notes to the Consolidated Financial Statements For the Years Ended December 31, 2006 and 2005

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

Estimated Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable and accrued expenses, and loans payable to related parties reflected in the financial statement approximate fair value due to the short-term maturity of the instruments. The fair value of the mortgage receivable (a debt investment being held to maturity), based on estimated current interest rates for comparable instruments, is $65,715 compared to its carrying value of $61,290.

Inventory

Inventory consists primarily of cash vending and POS machines, which are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Earnings (Loss) per Share

Earnings (loss) per share is computed dividing the net (loss) by the weighted average number of shares outstanding during the periods ended December 31, 2006 and 2005.

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

WESTSPHERE ASSET CORPORATION, INC. Notes to the Consolidated Financial Statements For the Years Ended December 31, 2006 and 2005

Interchange and residual revenues from the operation of vending and point-of-sale machines are recognized when the transaction is processed and due to the company.

The company rents ATM machines to customers on a month-to-month basis. The carrying value of property rented to customer as of December 31, 2006 is $32,282. Because all rental agreements are on a month-to-month basis, there are no minimum future rentals.

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

Minority interests in the income and equity of consolidated subsidiaries that are less than wholly-owned are recorded except when the subsidiary has a deficit and there are no agreements for the minority shareholders to contribute additional capital. As of December 31, 2006 all minority-owned subsidiaries had deficits and therefore no minority interest is recorded.

Other

The Company has elected December 31 as its fiscal year end.

The Company expenses advertising costs as incurred and the total amounts for 2006 and 2005 where nominal.

WESTSPHERE ASSET CORPORATION, INC. Notes to the Consolidated Financial Statements For the Years Ended December 31, 2006 and 2005

The Company paid no dividends during the years presented.

Certain comparative figures for the prior period have been reclassified to conform to the current year presentation.

Note 3 – Restatement of Financial Statements

At December 31, 2004, the Company evaluated the estimated future cash flows associated with the intangible assets of TRAC POS, and recorded an impairment loss of $491,205. After further analysis, the Company determined that the impairment should have included an additional loss of $285,631 for the fiscal year ending 2004. Retained earnings and the Statement of Stockholders’ Equity have been restated for this amount.

Note 4 – Property and Equipment

Property and equipment consists of the following elements:

				Depreciation
		Accumulated		Rate
		Depreciation/	Net	and
	Cost	Amortization	Amount	Method

December 31, 2005 -
Office furniture and
equipment	$ 88,722	48,786	39,936	20% DB
Computer hardware and
software	195,905	125,773	70,132	30% DB
ATM machines	295,306	152,858	142,448	30% DB
Other	71,559	23,625	47,934	Var

	$ 651,492	351,042	300,450

December 31, 2006 -
Office furniture and
equipment	$ 86,779	55,623	31,156	20% DB
Computer hardware and
software	203,614	154,628	48,986	30% DB
ATM machines	352,247	178,321	173,926	30% DB
Other	69,403	46,018	23,386	Var

	$ 712,043	434,590	277,453

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

Note 5 – Loans and Convertible Debentures (Related Parties)

WESTSPHERE ASSET CORPORATION, INC. Notes to the Consolidated Financial Statements For the Years Ended December 31, 2006 and 2005

The Company had $124,979 of convertible debentures outstanding to related parties at December 31, 2006. The outstanding debentures are payable to persons who are shareholders of the Company. The debentures are convertible into common stock of the Company at $.75 a share. On December 15, 2006, the debenture holders exercised their option to convert the total amount of debentures, and the company issued 125,418 shares of preferred stock.

At December 31, 2005, the Company also has loans payable of $223,771 due to shareholders of the Company. The loans have no specified interest or repayment terms. The Company recorded imputed interest related to these loans as a contribution to capital.

During May 2003, the Company’s subsidiary, Westsphere Financial Group, Ltd. borrowed CAD$250,000 (US$185,000) from a bank. The loan bears interest at the bank’s prime rate plus 2% (currently 6.75%) . The balance of the loan at December 31, 2006 was $14,125. The loan is secured by the assets of the subsidiary, and is also guaranteed by the Company’s subsidiary Vencash Capital Corporation and Douglas N. Mac Donald, President/CEO. The bank is paid in full in March 2007.

Note 6 – Common and Preferred Stock

The company has adopted a plan approved by shareholder’s resolution at the Annual Meeting of Shareholders held on December 7, 2002 to allow the conversion of common shares for preferred shares one a on-for-one basis. Upon conversion of a common share to a preferred share, voting of such preferred shares vest with the Board of Directors.

After conversion of a common share to a preferred share, the preferred shareholders will have the right to convert such preferred share to a share of common stock (1:1) upon delivery of 21 days written notice to the Company, at a price of $0.05 per share payable to the Company. However, share certificates will be issued with the following share trading restrictions: 1/3 of the total shares to be converted will be restricted from trading for a period of six (6) months from the date of conversion; 1/3 of the total shares to be converted will be restricted from trading for a period of one (1) year from the date of conversion; 1/3 of the total shares to be converted will be restricted from trading for a period of eighteen (18) months from the date of conversion.

During 2005, the Shareholders converted 1,285,958 common shares into 1,285,958 preferred shares. During 2006, the Shareholders converted an additional 70,237 common shares into preferred shares.

In December 2006, Westsphere issued 130,185 preferred shares. 4,767 preferred shares issued to an employee who exercised his option. 128,418 preferred shares issued to four debentures holders exercised their option to convert the total amount of debentures into preferred stock at $1 per share.

As of December 31, 2006, Westsphere has a total of 1,416,143 preferred shares and 551,702 common shares issued and outstanding.

WESTSPHERE ASSET CORPORATION, INC. Notes to the Consolidated Financial Statements For the Years Ended December 31, 2006 and 2005

Note 7 – Income Taxes

The Company files United States income tax returns, and the Company’s operating subsidiaries file Canadian income tax returns.

The Company has estimated net operating loss carryforwards of $1,118,609, which expire as follows:

2021	$ 100,146
2022	$ 237,425
2023	$ 240,207
2025	$ 540,831

Estimated tax benefits resulting from U.S. net operating loss carryforwards of $380,327 are offset by a reserve of the same amount because it is uncertain that the company will be able to utilize the carryforwards before they expire.

The Company has no US income other than from its Canadian subsidiaries. The Company anticipates that foreign tax credits allowed for payment of Canadian taxes will be sufficient that there will be no US income tax liability for the parent company.

Income taxes at the statutory rate are reconciled to Company’s actual income taxes as follows:

	2006	2005

Tax (benefit) at statutory rate (34%)	$ 1,867	$ 7,971
Canadian tax benefits	(11,092)	(4,302)
Income taxes paid and accrued	—	—
Change in reserve for net operating loss carryforwards	(1,867)	(7,971)

Income tax expense (benefit)	$ (11,092)	$ (4,302)

Canadian tax benefits resulting from non-capital loss carryforwards and excess of undepreciated costs of property and equipment arising from differences between the Company’s depreciation rates and those prescribed for income tax purposes and using projected Canadian tax rates are as follows:

	2006	2005

Non-capital loss carryforwards:	$ 7,907	$ 10,651
Temporary differences due to depreciation methods	501	930

Income tax benefit	$ 8,408	$ 11,581

Note 8 - Stock Based Compensation

WESTSPHERE ASSET CORPORATION, INC. Notes to the Consolidated Financial Statements For the Years Ended December 31, 2006 and 2005

During 2002, the Company adopted the 2002 Employees Stock Option and Stock Award Plan for directors, employees and consultants. The maximum number of shares that may be optioned or awarded under the plan is 4,000,000. Additional provisions of the plan call for awards, exercise prices and vesting to be determined by the board of directors or its designated administrator.

Following is a table of outstanding options and changes during 2006 and 2005:

		Non-	Weighted
	Employee	Employee	Average
	Options	Options	Exercise
			Price

Options Outstanding, December 31, 2004	90,725	21,250	1.96

Options granted in 2005:	111,928	—	1.01
Options exercised in 2005:	37,500	—	1.20

Options Outstanding, December 31, 2005	198,903	21,250	1.39

Options granted in 2006:	—	—	—
Options exercised in 2006:	4,767	—	.94

Options Outstanding, December 31, 2006	194,136	21,250	1.78

All outstanding options vest immediately.

If not previously exercised or cancelled, options outstanding at December 31, 2006 will expire as follows:

				Weighted
	Range of			Average
	Exercise Prices		Number	Exercise

Year Ending December 31,	High	Low	of Shares	Price
2007	2.80	2.80	45,750	2.80
2010	.94	.94	103,411.94
2014	.70	.70	44,975.70

No options were granted during the fiscal year ended December 31, 2006.

Note 9 – Commitments and Contingencies

The Company leases real estate (office and warehouse space) under non-cancelable operating leases that expire on varying dates through 2011. The Company also has various obligations for auto and equipment leases through 2009.

,

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year are as follows:

WESTSPHERE ASSET CORPORATION, INC. Notes to the Consolidated Financial Statements For the Years Ended December 31, 2006 and 2005

	Real Estate	Other

2007	162,103	23,886
2008	168,159	19,049
2009	154,750	3,412
2010	137,447	__
2011	137,447

On April 7, 2004, the company sued Fred and Linda Sebastian to recover an outstanding loan of $80,000.00 (Cdn) plus interest and court costs. The Company has reserved this amount due to the uncertainty of recovery. Counter claim has been withdrawn.

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

Note 10 – Related party transactions

The Company expensed $72,016 during 2005 for consulting and management services to a company that is controlled by the Company’s president.

The Company’s president is owed for a loan payable from Westsphere Group of Companies totaling $32,102.

Accounts payable includes $64,624 accrued for officer and employee bonuses.

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

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 “ (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 will be

WESTSPHERE ASSET CORPORATION, INC. Notes to the Consolidated Financial Statements For the Years Ended December 31, 2006 and 2005

effective for fiscal years beginning after December 15, 2006. We are still evaluating the potential impact of adopting this pronouncement but expect, based on currently available guidance, that the adoption of this pronouncement will not have a material impact on our consolidated financial condition, results of operation or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. We are still evaluating the potential impact of adopting this pronouncement but expect, based on currently available guidance, that the adoption of this pronouncement will not have a material impact on our consolidated financial condition, results of operation or liquidity.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)	Our Directors and Officers and Our Subsidiaries

1. Our Management

The following table furnishes the information concerning the members of our Board of Directors as of April 11, 2007. Our Directors are elected every year and serve until their successors are elected and qualified:

Name	Age	Title	Term of Service
Douglas N. Mac Donald	58	Director, President, CEO	07/98	to present
Robert L. Robins	65	Director/V.P./Sec. Treasurer	07/98	to present
Dr. Roy Queen	64	Director	12/98	to present
Kim Law	39	V.P./CFO	05/00	to present
		Director	08/02	to present
Bernd Reuscher	63	Director	04/02	to present
Jack (John) Thomson	77	Director	11/04	to present

Sonja Dreyer	55	Vice-President	05/00	to present

Mr. Douglas N. Mac Donald – Chief Executive Officer, President and Director

Mr. Mac Donald is one of the original founders of Vencash Capital. In March 1995, Mr. Mac Donald retired from the Royal Canadian Mounted Police after twenty-five (25) years of service. In April 1995, Mr. Mac Donald formed the Mac Donald Gaming Specialists Inc. and Mac Donald Venture Corporation. Since 1998, Mr. Mac Donald has devoted his time to our development and the development of our subsidiary companies. Mr. Mac Donald is presently both our and Vencash Capital’s President, Chief Executive Officer (“CEO”) and is member of the Board of Directors.

Mr. Robert L. Robins – Vice President, Secretary Treasurer and Director

Mr. Robins retired as a member of the Calgary Police Service in 1991 after serving in the Homicide and Criminal Intelligence Units. Prior to his employment with the Police Service, Mr. Robins was a member of the Canadian Armed Forces serving with U.N. Peace Keeping in the Middle East and NATO in Europe. After retiring from the Police Service, Mr. Robins was employed by Alberta Family & Social Services Fraud Investigation. Mr. Robins has a total of thirty-eight (38) years of experience in various levels of government, including federal, provincial and municipal. Because of his employment experience, Mr. Robins acts as our Security Officer. Mr. Robins also serves as the Secretary, Treasurer, and Director of Vencash Capital.

Dr. Roy Queen, B.A., D.M.D., M.S.C., M.R.C.D. – Director

Dr. Roy Queen graduated with a Doctor of Medical Dentistry (D.M.D.) and a Master's Degree in Biological Science (M.S.C.) from the University of Manitoba. He has established a successful practice in Clinical Orthodontics in Kamloops, British Columbia and became a Fellow of the Royal College of Dentistry (M.R.C.D.) Dr. Queen also acts as an officer and director of several publicly traded companies.

Bernd Reuscher – Director

On April 30, 2002, Mr. Reuscher joined our Board of Directors. Mr. Reuscher was employed for twenty (20) years by Siemans AG, one of the largest German multi-national companies. During his employment with Siemans AG, Mr. Reuscher held several senior executive positions in Europe, South America and Southeast Asia. Since 1994, Mr. Reuscher has been involved in the ownership and management of several private Canadian corporations in the areas of fast food franchising, fast food processing, land development, design and construction of high-end apartment buildings, corporate registries services and research and design of environmental products. Mr. Reuscher graduated in 1973 with an Engineering Degree in Telecommunications in Hamburg, Germany.

Mr. Kim S. Law – Chief Financial Officer, Vice President of Finance and Director

Mr. Law has acted as our Chief Financial Officer, Vice President of Finance and Director since May, 2000. Mr. Law has been instrumental in establishing our financial controls and those of our subsidiary companies. From July 1999 to April 2000, Mr. Law was the Vice President of Finance of Kan-Can Resorts Ltd., a property development corporation. In the nine (9) years prior, Mr. Law was a controller in the hospitality and resort industry.

Mr. Jack (John) Thomson – Director

Mr. Thomson was appointed to our Board of Directors on October 23, 2004. Mr. Thomson served in the Canadian military from 1943 to 1978 and retired with a rank of Colonel. From 1978 to 1983, he was Vice-President and co-owner of the Seattle based automobile dealership, Auburn Lincoln Mercury Inc. During this same period, Mr. Thomson was President and CEO of Auburn Import Export as well as Auburn Electronics. In 1983, Mr. Thomson returned to Canada and became the CEO and Chief Operating Officer of International Tempest Corporation, a company which provides electronic security sensing devices. From 1986 to 1990, Mr. Thomson acted as an Executive Director of the Canadian Red Cross Society in Kingston and District Branch.

Presently, Mr. Thomson is the President, CEO and sole shareholder of Cedar Island Sales and Service Ltd., an electronic gaming and lottery corporation and is an active member of the Board of Directors of the "Break Open Ticket Program Management Alliance". He is currently the Chairman of the "Ethics and Education" committee. From 1989 to 1995, Mr. Thomson served as Vice-Chairman of the Board of Directors of the Canadian Forces "Communication Museum" and later served as its Chairman and CEO. From 1994 to 1986, Mr. Thomson also served on the Board of Directors of the Canadian Red Cross Kingston Ontario Division.

Ms. Sonja Dreyer – Vice President of Administration

Ms. Dreyer acts as the Executive Assistant to our Board of Directors. Ms. Dreyer has held this position since May 2000. Prior to her involvement in this capacity, Ms. Dreyer was employed in the hospitality and resort industry in various capacities with responsibilities in the areas of administration and management. Ms. Dreyer’s administrative background, along with her commercial marketing, client service and customer relations experience aids in our, as well as our subsidiary companies’ coordination of administration and management responsibilities.

2.	Management of Vencash Capital (a wholly owned subsidiary)

Name	Age	Title	Term of Service
Douglas N. Mac Donald	58	Director/CEO/	07/98	to present
Robert L. Robins	65	Director//Secretary/Treasurer	07/98	to present
Bernd Reuscher	63	Director	04/02	to present
Dr. Roy Queen	64	Director	12/98	to present
Kim Law	39	Director/CFO	08/02	to present
Mr. Jack (John) Thomson	77	Director	11/04	to present
Mr. Brett Border	38	President	03/04	to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see "Our Management" above.

3.	Management of Westsphere Capital Group Ltd. (a wholly owned subsidiary)
Name	Age	Title	Term of Service
Douglas N. Mac Donald	58	Director/CEO/President	07/05 to Present
Robert L. Robins	65	Director	07/05	to Present
Bernd Reuscher	63	Director	07/05	to Present
Dr. Roy Queen	64	Director	07/05	to Present
Kim Law	39	Director, CFO	07/05	to Present
Mr. Jack (John) Thomson	77	Director	07/05	to Present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see "Our Management” above.

4. Management of E-Debit International Inc. (a wholly owned subsidiary)

Name	Age	Title	Term of Service
Douglas N. Mac Donald	58	Director/CEO/President	03/00 to Present
Robert L. Robins	65	Director	03/00	to Present
Bernd Reuscher	63	Director	03/00	to Present
Dr. Roy Queen	64	Director	03/00	to Present
Kim Law	39	Director	03/00	to Present
Mr. Jack (John) Thomson	77	Director	03/00	to Present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see "Our Management" above.

5.	Management of Westsphere Systems Inc. (a wholly owned subsidiary)

Name	Age	Title	Term of Service
Douglas N. Mac Donald	58	Director, CEO/President	10/01to present
Robert L. Robins	65	Director	10/01to present
Dr. Roy Queen	64	Director	10/01	to present
Bernd Reuscher	63	Director	10/01	to present
Kim Law	39	Director/CFO	10/01	to present

Mr. Jack (John) Thomson	77	Director	11/04	to present

Ms. Sonja Dreyer	55	VP/Chief Operating Officer	06/06	to present

Mr. Brett Border	38	VP/Chief Development Officer	06/06	to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, Jack Thomson, and Sonia Dreyer see "Our Management" above. For information on Brett Border see "Management of Vencash Capital Corporation" above.

The term of office for each director is one (1) year, or until his/her successor is elected at our annual meeting and qualified. Each of our officers serves at the pleasure of the Board of Directors.

(b) Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of	Form 4/# of	Form5/#	of
		transactions	transactions	transactions

President, Chief
Douglas Mac Donald	Executive Officer and	N/A	N/A	N/A
a member of the

B.O.D.

Vice President, Sec.,
Robert Robins	Treasurer and member			N/A	1	N/A
of the B.O.D.

	Vice	President	of
	Administration		and
Sonja Dreyer				N/A	N/A	N/A
Executive Assistant to
the B.O.D.

	Vice	President	of
	Finance,		Chief
Kim Law				N/A	N/A	N/A
Financial Officer and a
member of the B.O.D.

	Member of Board		of
Bernd Reuscher				N/A	N/A	N/A
Directors

	Member of Board		of
Dr. Roy Queen				N/A	5	N/A
Directors

	Member of Board		of
Mr. Jack (John) Thomson				N/A	N/A	N/A
Directors

Code of Ethics

As of the date of the filing of this report, we have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. In our 2005 filing, we announced our intention to prepare for such a code of ethics and present it to our Board of Directors for adoption during the third quarter of fiscal year 2005. To date, we have not completed this code of ethics or sought a legal opinion regarding the same. Upon completion and adoption of a code of ethics, we intend to file a copy of it with the SEC as an exhibit to our next periodic report after its adoption and post it on our website.

Audit Committee

Our Board of Directors does not currently have an audit committee.

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

Compensation paid by us for all services provided during the fiscal year ended December 31, 2006, (1) to each of our five (5) most highly compensated executive officers whose cash compensation exceeded $100,000 and (2) to all officers as a group is set forth below under directors.

Summary Compensation Table of Executives

Name and Principal Position	Year	Salary	Stock
Options

Douglas N. Mac Donald*	-	-	-
President and Director	2001	$33,393	-
	2002	$38,049	43,275
	2003	$59,092**	-
	2004	$84,661	-
	2005	$87,477	33,650
	2006	$87,448

*Mr. Mac Donald receives his salary through his corporation, Mac Donald and Associates total $72,016 and $15,432 under Douglas Mac Donald.

**$59,092 represents compensation effective April 1 to year end.

Compensation Pursuant to Management Contracts

During the fiscal year ending December 31, 2002, Mac Donald & Associates Gaming Specialists Inc. and/or Douglas Mac Donald received $38,049 per annum payable monthly. The management contract provides for an automatic renewal every six (6) months subject to any defaults by Mr. Mac Donald of the terms of the contract. The contract also provides for a six (6) month severance package. This contract expired as of April 1, 2003. Two (2) options were granted during this period. The first option was granted on September 30, 2002 for 18,750 shares at $2.80 per share and expires on September 30, 2007. The Second option was granted December 31, 2002 for 24,525 shares at $0.70 per share and the expiration date of this option is to be determined by the Board of Directors.

Effective April 1, 2003, Mac Donald & Associates Gaming Specialists Inc. receives $72,016 per annum payable monthly. The management contract provides for an automatic renewal every six (6) months subject only to any defaults by Mr. Mac Donald of the terms of the contract. The contract also provides for a six (6) month severance package. In addition, effective April 1, 2003, Mr. Mac Donald receives $15,432 per annum payable monthly. The contract allows for an automatic renewal every six (6) months subject only to any defaults by Mr. Mac Donald of the terms of the contract. The contract also provides for a six (6) month severance package.

On January 26, 2005, an option of 33,650 shares was granted to Douglas Mac Donald at $0.94 per share. This option expires January 26, 2010.

Option Grants

The following table sets forth information regarding stock option grants to our officers and directors as of March 31, 2007: The option amounts and prices have changed due to the 20 to 1 rollback of April 01, 2005

Options granted in year 2002

Individual Grants

	Number of	% of Total	Exercise or
	Securities	Options	Base Price
Name	Underlying Options	Granted	($/Share)	Expiration Date(1)
	Granted (#)

Doug MacDonald	490,500- 24,525	27%	$0.035-$0.70	(1)

Doug MacDonald	375,000-18,750	21%	$0.14-2.80	Sept 30, 2007

Robert Robins	400,500-20,025	22%	$0.035- $0.70	(1)

Robert Robins	255,000-12,750	14%	$0.14-2.80	Sept 30, 2007

Sonja Dreyer	142,500-7,125	8%	$0.14-2.80	Sept 30, 2007

Kim Law	142,500-7,125	8%	$0.14-2.80	Sept 30, 2007

(1)	The expiration date of these options has not yet been determined by the
	Board of Directors.

Options granted in year 2005

Individual Grants

	Number of	% of Total	Exercise or
	Securities	Options	Base Price
Name	Underlying Options	Granted	($/Share)	Expiration Date
	Granted (#)

Doug MacDonald	673,007-33,650	31%	$0.0470-.094	Jan/26/2010

Robert Robins	523,007-26,150	24%	$0.0470-.094	Jan/26/2010

Sonja Dreyer	483,795-24,189	22 ½%	$0.0470-.094	Jan/26/2010

Kim Law	483,795-24,189	22 ½%	$0.0470.094	Jan/26/2010

Option Exercises

One of the Executive Officers named in the Summary Compensation Table has exercised a portion of his 2002 options to purchase shares of our common stock on March 8, 2007.

The following table sets forth details of each exercise of stock options as of March 31, 2007 by any of the named Executive Officers, and the March 31, 2007 value of unexercised options on an aggregate basis.

Aggregated Options Exercised

Name	Securities	Aggregate	Unexercised Options		Value of Unexercised in
	Acquired	Value		as of December 31,	the Money-Options at
	on	Realized ($)		2006		December 31, 2006
	Exercise			Exercisable(2)/		Exercisable/
	(#)			Unexercisable		Unexercisable (1)

Douglas	Nil	Nil	24,525 (exercisable)		$0	(exercisable)
MacDonald			0	(unexercisable)	$0	(unexercisable)

Robert Robins	10,025	$0.70	10,000 (exercisable)		$0	(exercisable)
			0	(unexercisable)	$0	(unexercisable)

Sonja Dreyer	Nil	Nil	7,125 (exercisable)		$0	(exercisable)
			0	(unexercisable)	$0	(unexercisable)

Kim Law	Nil	Nil	7,125 (exercisable)		$0	(exercisable)
			0	(unexercisable)	$0	(unexercisable)

(1)	Based on closing price of $0.04 on December 31, 2003.

(2)	Includes Options to purchase common shares within 60 days after December 31, 2003.

Douglas	Nil		Nil	33,650	(exercisable)	$0	(exercisable)
MacDonald				0	(unexercisable)	$0	(unexercisable)

Robert Robins	Nil		Nil	26,150(exercisable)		$0	(exercisable)
				0	(unexercisable)	$0	(unexercisable)

Sonja Dreyer	Nil	Nil		24,189 (exercisable)		$0	(exercisable)
				0	(unexercisable)	$0	(unexercisable)

Kim Law	Nil		Nil	24,189	(exercisable)	$0	(exercisable)
				0	(unexercisable)	$0	(unexercisable)

(3)	Based on closing price of $0.0470 on January 26, 2005, multiplied by 20 = $0.94.

(4)	Includes Options to purchase common shares within 5 years after January 26, 2005.

Compensation of Directors

We did not pay any compensation for services provided by the directors during the fiscal year ended December 31, 2006.

Termination of Employment and Change of Control Arrangements

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our outstanding common and preferred stock as of April 11, 2007 for: each of our directors and executive officers individually; each person or group that we know owns beneficially more than five percent (5%) of our common stock; and all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common stock subject to options currently exercisable or exercisable within sixty (60) days, to be outstanding for purposes of computing the percentage ownership of the person holding the options, but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person. The applicable percentage of ownership for each shareholder is based on 551,702 shares of common stock and 1,285,958 shares of preferred stock outstanding as of March 15, 2007 together with applicable options for that shareholder. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name and Address of	Number of	Percentage	Number of	Percentage	Note
Beneficial Owner	Common	of Common	Preferred	of Preferred
	Shares of	Shares	Shares of	Shares
Officers and Directors	Beneficial	Owned	Beneficial	Owned
	Owner		Owner

Douglas N. Mac Donald					(1)
St. Albert, Alberta, Canada
(Personal Shares Held)
(Personal Options Held)	76,925		36,200

Patricia L. Mac Donald			55,000

(Mac Donald Venture Corporation)			60,002

(Mac Donald & Assoc.)			8,148

(989939 Alberta Ltd)			65,862

(732352 Alberta Ltd)	975

(797320 Alberta Ltd.)			66,530

Total	77,900	11.63%	291,742	20.60%

Robert L. Robins					(2)
Calgary, Alberta, Canada

(Personal Shares Held)	10,025		36,025

(Personal Options Held)	48,900

(Robins Nest Holdings)			38

Total	58,925	9.18%	36,063	2.55%

Dr. Roy L. Queen					(3)
Kamloops, B.C., Canada

(Personal Shares Held)			121,119

(Personal Options Held)

(Drin Holdings Ltd.)	3,030

(Transural Trade)			11,496

Total	3,030	0.51%	132,615	9.36%

Bernd Reuscher					(4)
Edmonton, Alberta, Canada

(Personal Shares Held)			49,582

(Personal Options Held)

(989939 Alberta Ltd.)			65,862

(MBR Venture Corp.)			141,250

Total			256,694	18.13%

Kim Law					(5)
Calgary, Alberta, Canada

(Personal Shares Held)	50		15,000

(Personal Options Held)	31,315

Total	31,365	5.03%	15,000	1.06%

Sonja Dreyer					(6)
Calgary, Alberta, Canada

(Personal Shares Held) (Sonia Goeseels)	38

(Personal Options Held)	31,315

(1035760 Alberta Ltd,)			27,501

Total	31,353	5.03%	27,501	1.94%

Jack (John) Thomson					(7)
Kingston, Ontario
Canada

(Personal Shares Held)			7,500

(Personal Options Held)

(John & Dianna Thomson)	2,964		11,250

Total	2,964	0.50%	18,750	1.32%

Total shares owned by Officers and
Directors	205,537		778,362	54.96%

(1) Douglas N. Mac Donald 369,617 Shares

36,200 preferred shares are held in the name of Douglas N. Mac Donald. 55,000 preferred shares are held in the name of Mr. Mac Donalds’ wife, Patricia Mac Donald. 60,002 preferred shares are held in the name of Mac Donald Venture Corporation of which Mr. Mac Donald is the sole officer and Director. 66,530 preferred shares are held in the name of 797320 Alberta Ltd. of which Mr. Mac Donald is the sole officer and Director. 18,750 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 18,750 shares at $2.80 per share until September 30, 2007. 24,525 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 24,525 shares for $0.70 per share until September 30, 2007. 33,650 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 33,650 shares for $0.94 per share until January 26, 2010. Douglas N. Mac Donald is part owner of 989939 Alberta Ltd. with a share position of 65,862 preferred shares. *(50% is owned by Doug Mac Donald and 50% is owned by Bernd Reuscher). 975 common shares are held in 732352 Alberta Ltd. in which Mr. Mac Donald is the sole officer and Director. 8,148 preferred shares are held in the name of Mac Donald & Associates Gaming Specialists Inc., of which Mr. Mac Donald is the sole officer and Director.

(2) Robert L. Robins 94,988 Shares

38 preferred shares are held in the name of Robins Nest Holdings Inc. 36,025 preferred shares are held in the name of Robert L. Robins. 10,025 common shares are held in the name of Robert L. Robins. 12,750 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 12,750 shares for $2.80 per share until September 30, 2007. 10,000 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 10,000 shares for $0.70 per share with an ending date determined by the Board of Directors. 26,150 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 26,150 shares for $0.94 per share until January 26, 2010.

(3) Dr. Roy Queen – 135,645 Shares

121,119 preferred shares are held in the name of Dr. Roy L. Queen. 3,030 common shares are held in the name of Drin Holdings Ltd., which is solely owned by Dr. Roy L. Queen and 11,496 preferred shares are held in the name of Transural Trade Inc., which is solely owned by Dr. Roy L. Queen.

(4) Bernd Reuscher - 256,694 Preferred Shares

49,582 of these shares are held in the name of Bernd Reuscher. 141,250 of these shares are held in the name of MBR Venture Corp. of which Mr. Reuscher is the sole officer and Director. Bernd Reuscher is part owner of 989939 Alberta Ltd. with a share position of 65,862 shares. *(50% is owned by Bernd Reuscher and 50% is owned by Doug Mac Donald).

5) Kim Law - 46,365 Shares

50 common shares and 15,000 preferred shares are held in the name of Kim Law. 7,125 of these shares are held in the form of stock options giving Mr. Law the right to purchase up to 7,125 shares for $2.80 per share until September 30, 2007. 24,190 of these shares are held in the form of stock options giving Mr. Law the right to purchase up to 24,190 shares for $0.94 per share until January 26, 2010.

(6) Jack (John) Thomson – 21,714

11,250 preferred shares are held in the name of John AP Thomson & Diana Thomson. 7,500 preferred shares are held in the name of Jack John Thomson and 2,964 common shares are held in the name of Jack and Diana Thomson.

(7) Sonja Dreyer - 58,854 Shares

38 common shares of these shares are held in the name of Sonia Goeseels. 27,501 preferred shares of these shares are in 1035760 Alberta Ltd, a numbered Corporation wholly owned by Ms. Dreyer. 7,125 of these shares are held in the form of stock options giving Ms. Dreyer the right to purchase up to 7,125 shares for $2.80 per share until September 30, 2007. 24,190 of these shares are held in the form of stock options giving Ms. Dreyer the right to purchase up to 24,190 shares for $0.94 per share until January 26, 2010. * Note- Ms. Goeseels name changed to Ms. Sonja Dreyer in October 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits - See attached list of exhibits following signature page.

(b)	Reports on Form 8-K - We filed one (1) report on Form 8-K during the last quarter of the fiscal year ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by Miller & McCollom, Certified Public Accountants for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Miller & McCollom, Certified Public Accountants, in connection with statutory and regulatory filings or engagements were $26,150 for the fiscal year ended 2005 and $26,800 for the fiscal year ended 2006.

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2005 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice, and tax planning for the fiscal years ended 2005 and 2006.

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

By: /s/ Douglas N. Mac Donald

Name:	Douglas N. Mac Donald
Title:	President
Date:	April 16, 2007

By: /s/ Kim Law

Name:	Kim Law
Title:	Principal Financial and Accounting Officer
Date:	April 16, 2007

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Douglas N. Mac Donald

Name:	Douglas N. Mac Donald
Title:	President and Board of Directors
Date:	April 16, 2007

By: /s/ Robert L. Robins

Name:	Robert L. Robins
Title:	Board of Directors
Date:	April 16, 2007

By: /s /Bernd Reuscher

Name:	Bernd Reuscher
Title:	Board of Directors
Date:	April 16, 2007

By: /s/ Roy L. Queen

Name:	Roy L. Queen
Title:	Board of Directors
Date:	April 16, 2007

By: /s/ Kim Law

Name:	Kim Law
Title:	Board of Directors
Date:	April 16, 2007

By: /s/ John (Jack) Thomson

Name:	Jack Thomson
Title:	Board of Directors
Date:	April 16, 2007

Exhibit Number	Description	Reference

3.1(i)	Articles of Incorporation filed and	*
all amendments thereto filed with
the Secretary of the State of
Colorado on July 21, 1998

3(i)(a)	By-Laws of Westsphere Asset	*
Corporation, Inc.

3(i)(b)	By-Laws of Vencash Capital	*
Corporation

4	Specimen Stock Certificate	*

10.6	Sample Convertible Debenture	*
issued by Westsphere Asset
Corporation, Inc. in connection
with the offering of $105,600
convertible debentures

	10.7	Sample Loan Agreement and	*
Promissory Note between
Westsphere Asset Corporation,
Inc. and various investors
	31.1	Section 302 Certification – Chief
Executive Officer

	31.2	Section 302 Certification – Chief
Financial Officer

	32.1	Certification Pursuant to 18
U.S.C. Section 1350, as adopted
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 –
Chief Executive Officer

	32.2	Certification Pursuant to 18
U.S.C. Section 1350, as adopted
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 –
Chief Financial Officer

*		Previously filed on Form 10-SB on December 1, 2000, File No. 0-32051.