Form 10KSB/A
period 2006-12-31
WESTSPHERE ASSET CORP INC
filed 2007-05-10
CIK 1129120

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-KSB AMENDMENT NO. 1

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

75,000,000 Common Stock, No Par Value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. X Yes ____No

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X  Yes         ____No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ____  Yes     _X_    No

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

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court._____Yes  ______No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

Transitional Small Business Disclosure Format (Check one): _____Yes     X No

NOTE TO READER:

Please note that this Amendment No. 1 to the annual report of Westsphere Asset Corporation on Form 10-KSB has been prepared to correct certain typographical errors that were included in the original Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007. As such, only certain paragraphs of the following Items from the original 10-KSB are restated in this Amendment No. 1:

1. Paragraph (b) under the heading “ATM Business in Canada”, under “ITEM 1. DESCRIPTION OF BUSINESS”, has been amended to correct the typographical error that read as “point placement on the switch” to “point of sale placement on the switch”.

2. Paragraph (1) under “ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, has been amended to correct a statement that 24,525 of the options held by Mr. Mac Donald had expiration date of September 30, 2007, to state that such options have an ending date to be determined by the Board of Directors.

3. The beneficial ownership table under “ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” has been revised to change the number of personal options held by each of Mr. Kim Law and Ms. Sonia Dreyer from 31, 315 to 31, 314.

General Description and Development of Subsidiary Corporation Business

b. Business of Westsphere Financial Group Ltd.

Upon Management’s 2004 review and reorganization and consolidation of our business operations, we suspended all distribution, software injection and key coding related to point of sale placement on the switch. The sale and distribution systems remain ongoing through our controlled subsidiary, TRAC POS Processing Inc., and the corporate shell was sold in May 2005 after being inactive for a period of six (6) months.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

(1) Douglas N. Mac Donald 369,617 Shares 36,200 preferred shares are held in the name of Douglas N. Mac Donald. 55,000 preferred shares are held in the name of Mr. Mac Donalds’ wife, Patricia Mac Donald. 60,002 preferred shares are held in the name of Mac Donald Venture Corporation of which Mr. Mac Donald is the sole officer and Director. 66,530 preferred shares are held in the name of 797320 Alberta Ltd. of which Mr. Mac Donald is the sole officer and Director. 18,750 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 18,750 shares at $2.80 per share until September 30, 2007. 24,525 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 24,525 shares for $0.70 per share with an ending date determined by the Board of Directors. 33,650 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 33,650 shares for $0.94 per share until January 26, 2010. Douglas N. Mac Donald is part owner of 989939 Alberta Ltd. with a share position of 65,862 preferred shares.

*(50% is owned by Doug Mac Donald and 50% is owned by Bernd Reuscher). 975 common shares are held in 732352 Alberta Ltd. in which Mr. Mac Donald is the sole officer and Director. 8,148 preferred shares are held in the name of Mac Donald & Associates Gaming Specialists Inc., of which Mr. Mac Donald is the sole officer and Director.

Name and Address of	Number of	Percentage	Number of	Percentage	Note
Beneficial Owner	Common	of Common	Preferred	of Preferred
	Shares of	Shares	Shares of	Shares
Officers and Directors	Beneficial	Owned	Beneficial	Owned
	Owner		Owner

Douglas N. Mac Donald					(1)
St. Albert, Alberta, Canada
(Personal Shares Held)
(Personal Options Held)	76,925		36,200

Patricia L. Mac Donald			55,000

(Mac Donald Venture Corporation)			60,002

(Mac Donald & Assoc.)			8,148

(989939 Alberta Ltd)			65,862

(732352 Alberta Ltd)	975

(797320 Alberta Ltd.)			66,530

Total	77,900	11.63%	291,742	20.60%

Robert L. Robins					(2)
Calgary, Alberta, Canada

(Personal Shares Held)	10,025		36,025

(Personal Options Held)	48,900

(Robins Nest Holdings)			38

Total	58,925	9.18%	36,063	2.55%

Dr. Roy L. Queen					(3)
Kamloops, B.C., Canada

(Personal Shares Held)			121,119

(Personal Options Held)

(Drin Holdings Ltd.)	3,030

(Transural Trade)			11,496

Total	3,030	0.51%	132,615	9.36%

Bernd Reuscher					(4)
Edmonton, Alberta, Canada

(Personal Shares Held)			49,582

(Personal Options Held)

(989939 Alberta Ltd.)			65,862

(MBR Venture Corp.)			141,250

Total			256,694	18.13%

Kim Law					(5)
Calgary, Alberta, Canada

(Personal Shares Held)	50		15,000

(Personal Options Held)	31,314

Total	31,364	5.03%	15,000	1.06%

Sonja Dreyer					(6)
Calgary, Alberta, Canada

(Personal Shares Held) (Sonia Goeseels)	38

(Personal Options Held)	31,314

(1035760 Alberta Ltd,)			27,501

Total	31,352	5.03%	27,501	1.94%

Jack (John) Thomson					(7)
Kingston, Ontario
Canada

(Personal Shares Held)			7,500

(Personal Options Held)

(John & Dianna Thomson)	2,964		11,250

Total	2,964	0.50%	18,750	1.32%

Total shares owned by Officers and
Directors	205,535		778,362	54.96%

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSPHERE ASSET CORPORATION, INC.

     In accordance with Section 12b-15 of the regulations promulgated by the Securities and Exchange Commission under the Exchange Act, this report has been signed below by the following duly authorized representatives of the registrant and in the capacities and on the dates indicated.

By: /s/ Douglas N. Mac Donald
Name:	Douglas N. Mac Donald
Title:	President, principal executive officer
Date:	May 4, 2007

By: /s/ Kim Law
Name:	Kim Law
Title:	Principal Financial and Accounting Officer
Date:	May 4, 2007