Form 10QSB
period 2007-03-31
WESTSPHERE ASSET CORP INC
filed 2007-05-15
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

592,785 shares of Common Stock, no par value, as of May 11, 2007

1,416,143 shares of Preferred Stock, no par value, as of May 11, 2007

Transitional Small Business Disclosure Format
(check one): Yes                No X

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO THE FORM 10-QSB

For the quarterly period ended March 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheet

ASSETS	March 31, 2007 (Unaudited)	December 31, 2006 (Note 1)
CURRENT ASSETS
Cash	$335,540	$413,398
Accounts receivable net of allowance for doubtful accounts of $75,976 and $75,292	201,664	293,814
Accounts receivable – related parties	7,177	11,563
Inventory	222,569	218,434
Prepaid expense and deposit	21,433	17,102
Current portion of mortgage receivable	—	48,361
Total current assets	788,383	1,002,672

Property and equipment, net of depreciation	295,852	277,453
Intellectual property	2,195	2,289
Notes receivable	114,010	—
Mortgage receivable	—	12,930
Future tax benefits	8,484	8,408

Total assets	$1,208,924	$1,303,752

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$395,129	$576,621
Accounts payable, related parties	83,533	122,463
Total current liabilities	478,662	699,084

Shareholder loans	209,738	223,771
Bank loan	—	14,125
Loans payable	144,480	—
Total liabilities	832,880	936,980

Minority interest in subsidiaries	—	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock – authorized 75,000,000 shares, no par value, 1,416,143 and 1,416,143 shares issued and outstanding	1,400,719	1,400,719
Common stock - authorized 75,000,000 shares, no par value; 592,785 and 551,702 shares issued and outstanding	558,960	509,261
Accumulated other comprehensive income	95,841	92,166
Accumulated deficit	(1,679,476)	(1,635,374)
Total stockholders’ equity	376,044	366,772

Total liabilities and stockholders’ equity	$1,208,924	1,303,752

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the three Months Ended March 31,

(Unaudited)

	2007	2006
Revenue -
Equipment and supplies	$90,457	$232,709
Residual and interchange income	924,747	1,030,910
Other	14,740	13,961
Total revenue	1,029,944	1,277,580

Cost of sales -
Equipment and supplies	69,935	210,241
Residual and interchange costs	551,252	632,217
Commissions	56	15,296
Other	34,500	28,881
Total cost of sales	655,743	886,635

Gross profit	374,201	390,945

Administrative expenses -
Depreciation and amortization	35,779	37,178
Consulting fees	41,171	42,070
Legal and accounting fees	11,499	6,222
Salaries and benefits	182,162	180,971
Travel, delivery and vehicle expenses	34,150	23,973
Other	105,104	89,473
Total administrative expenses	409,865	379,887

Income (loss) from operations	(35,664)	11,058

Other income -
Interest income	4,071	18,700
Interest expense	(12,508)	(11,466)

Net income (loss) before income taxes	(44,101)	18,292

Provision for income taxes	—	—

Net income (loss)	$(44,101)	$18,292

Net income per common share	$(.08)	$.03

Weighted number of shares outstanding	572,244	621,934

Other comprehensive income:
Net income (loss)	$(44,101)	$18,292
Foreign currency translation adjustment	3,675	(1,132)
Total comprehensive income	$(40,426)	$17,160

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statement of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net (loss) from operations	$(44,101)	$18,292
Reconciling adjustments -
Common shares issued for expenses
Depreciation and amortization	35,779	38,699
Other non-cash transactions	42,916	1,493
Changes in operating assets and liabilities
Accounts receivable and operating notes receivable	(14,497)	(6,062)
Inventory	(2,121)	78,249
Prepaid expenses and other	(4,118)	7,360
Accounts payable and accrued liabilities	(81,158)	434
Net cash provided by (used for) operations	(67,300)	138,465

Cash flows from investing activities:
Purchase of equipment	(57,461)	(6,583)
Disposal of equipment	6,086	—
Collection on loans receivable	60,994	21,207
Net cash provided by (used for) investing activities	9,619	14,624

Cash flows from financing activities:
Repayment of debt	(29,900)	(15,908)
Exercise of options	7,017	—
Net cash provided by financing activities	(22,883)	(15,908)

Foreign currency translation adjustment	2,706	(3,073)
Net change in cash and cash equivalents	(77,858)	134,108
Cash and cash equivalents at beginning of period	413,398	484,799
Cash and cash equivalents at end of period	$335,540	$618,907

Supplemental schedule of cash flow information
Interest paid in cash	$2,837	$866
Income taxes paid in cash	$—	$—

WESTSPHERE ASSET CORPORATION, INC.

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

Note 1 – Financial Statements

The accompanying consolidated financial statements included herein have been prepared by Westsphere Asset Corporation, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Westsphere Asset Corporation, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Westsphere Asset Corporation, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

Note 2 – Common Stock

In January 2007, Westsphere issued 31,058 common shares at a fair market value at $1.38 ($1.62 CDN) per share.  Westsphere executed a share exchange agreement with unaffiliated TRAC shareholders to exchange a total of 24,142 shares of our common stock at $1.38 ($1.62 CDN) per share for a nineteen percent (19%) interest plus $19,092 ($22,500 CDN) shareholders loan in TRAC. Concurrently, Westsphere entered into share exchange agreements with affiliated TRAC shareholders, Jack Thomson and Brett Border, to exchange a total of 6,916 shares of our common stock at $1.38 ($1.62 CDN) per share for a twelve percent (12%) interest in TRAC. Mr. Thomson is a member of our Board of Directors and Mr. Border is the President of Vencash Capital and TRAC. This share exchange resulted in increasing our holdings in TRAC to eighty-two percent (82%).

In March 2007, Westsphere issued 10,025 common shares.  10,025 common shares issued to one of the Executive Officers who has exercised a portion of his 2002 options to purchase shares of our common stock at $0.70 per share.

As at March 31, 2007, Westsphere has a total of 1,416,143 preferred shares and 592,785 common shares issued and outstanding.

Note 3 – Notes Receivable

There are three notes receivable which are demand loan agreements.  The first notes receivable of $26,916 ($31,112 CDN) bearing interest at 12% per annum, three years term, requiring monthly payments of principal and interest of $894  ($1,033 CDN) to December 1, 2009.

The remainder two notes receivable totaled $86,513 ($100,000 CDN) bearing interest at 12% per annum, requiring monthly payments of interest only of $865 ($1,000 CDN).  The purpose of these notes receivable are to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers ATM equipments and site locations.

Note 4 – Notes Payable

Westsphere’s subsidiary Vencash entered into two loan agreements with its major ATM supplier in July of 2006.  The first loan agreement bearing interest at 6% per annum requires blended monthly payments of principal and interest of $4,452 to March 2009.  The second loan agreement, bearing interest at 18% per annum, requires blended monthly payments of principal and interest of $1,041 ($1,204 CDN) to July 2011; with a final payment of $9 in August 2011.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – March 31, 2007

WESTSPHERE ASSET CORPORATION, INC.

Subsidiaries CDN

     Subsidiaries CDN                                         Subsidiaries US

Vencash Capital Corporation	Trac POS Processing Inc.	Vencash Financial Systems Inc. (US)
100%	82%	100%
“Active”	“Active”	“Inactive”

Westsphere Systems Inc.	Cash Direct Financial Services Ltd.
100%	100%
“Active”	“Active”

E Debit International Inc.	105725 Alberta Ltd.
100%	o/a Personal Financial Solutions
“Inactive”	51% owned by Cash Direct Financial Services Ltd .
“Inactive”

Vencash POS Services Inc. (Formerly Westsphere POS Services Ltd.)
100%
“Active”

Kan-Can Resorts Ltd.
99%
“Active”

Westsphere Capital Group Ltd.
100%
“Active”

Active = with business activity
Inactive = no business activity

Plan of Operations

During the three (3) month period of operations ending March 31, 2007, Westsphere and its subsidiaries generated a net loss from operations of $44,101, while a net income from operations of $18,292 was realized for the same period from the previous year.  The decrease in net income of $62,393 over the same period from the previous year was primarily due to an increase in legal and accounting fees of $5,277, an increase in travel, delivery and vehicle expenses of $10,177, a decrease in interest income of $14,629, and an increase in other expenses of $15,631.  The increase in travel, delivery and vehicle expenses was caused by Westsphere’s subsidiary, Vencash, which leased four additional vehicles for the Sales and Service departments.  The significant decrease in interest income was caused by the sale of the sales-type lease contract in November 2006.  Therefore, no interest income was earned.

Westsphere's gross margin during the first quarter of year 2007 increased by 5% to 36% from the gross margin during the same period from the previous year of 31%.  This was caused by a decrease in commission expense of $15,240.  The significant decrease in commissions was caused by minimum sales and marketing activities during this period of operations.

Westsphere's total administrative expenses for the first quarter of year 2007 increased by $29,978 to $409,865 from the previous year’s amount of $379,887.  Most of the increase was caused by an increase in travel, delivery and vehicle expenses of $10,177, an increased in legal and accounting fees of $5,277, and an increased in other expenses of $15,631.  The significant increase in travel, delivery and vehicle expenses was caused by Westsphere’s subsidiary, Vencash, which leased four additional vehicles for the Sales and Service departments.

Westsphere and its subsidiaries currently generate sufficient cash flow to cover all of their consolidated operating expenses.

In order to grow Westsphere’s businesses in ATM machines, in Finance/Lease, and in POS machines, Westsphere is dependent upon private placements, loans and/or joint venture arrangements. The profits are expected to be generated by the interchange and surcharges collected from ATM and POS machines, the sale of ATM and POS machines, and from Financing and leasing charges.

To this date 962 ATM and 527 POS sites are being processed between two switches.

Changes in Financial Position

During the three (3) month period ending March 31, 2007, total assets decreased to $1,208,924 primarily due to a decrease in accounts receivable of $92,150; a decrease in accounts receivable from related parties of $4,386; and a collection of mortgage receivables of $61,291.  Banff Gate Mountain Resort Ltd., the mortgagee, has decided to exercise their option to pay the mortgage in full on April 1, 2007.

The decrease is partially offset against an increase in property and equipment, net of depreciation of $18,399 and notes receivable of $114,010.  There are three notes receivable which are demand loan agreements.  The first notes receivable of $26,916 ($31,112 CDN) bearing interest at 12% per annum, three years term, requiring monthly payments of principal and interest of $894 ($1,033 CDN) to December 1, 2009.  The remainder two notes receivable of $86,513 ($100,000 CDN) bearing interest at 12% per annum, requiring monthly payments of interest only of $865.  The purpose of these notes receivable are to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers ATM equipments and site locations.

Westsphere's current liabilities consist of accounts payable of $395,129 and accounts payable to related parties of $83,533.  Accounts payable includes payables of $55,633 to suppliers for the purchase of ATM machines and POS machines, $185,983 is payable for the return of surcharge and interchange, accounting and legal payables in the amount of $29,167, unearned revenue in the amount of $18,852, lease payable in the amount of $10,332, telephone expense in the amount of $9,370, vacation payable in the amount of $28,722, and $57,070 due for consulting services, office expenses and various other general fees and charges.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $58,066, and a loan advanced from Westsphere’s President in the amount of $25,467.

Long term liabilities as at March 31, 2007 consisted of $209,738 for outstanding accounts due to shareholders of Westsphere and loan payables of $144,480.  Westsphere's shareholder loans related to TRAC of $159,993 and shareholder loans related to Westsphere of $43,257 have interest rates of 18% and 9%, respectively.  Trac’s shareholder loan is a demand loan and Westsphere’s shareholder loan is not a demand loan.  The remainder shareholder loan related to TRAC of $6,488 is without interest and specific repayment terms.

Westsphere’s subsidiary Vencash entered into two loan agreements with its major ATM supplier in July of 2006.  The first loan agreement bearing interest at 6% per annum requires blended monthly payments of principal and interest of $4,452 to March 2009.  The second loan agreement, bearing interest at 18% per annum, requires blended monthly payments of principal and interest of $1,041 to July 2011; with a final payment of $9 in August 2011.

Shareholders' equity as of March 31, 2007 was $376,044; inclusive of an accumulated loss from operations of $1,679,476, as compared to shareholders equity of $366,772 as of the same date from the previous year. Total issued and outstanding share capital as of the period ending March 31, 2007 was 592,785 common shares and 1,416,143 preferred shares as compared to a total of 551,700 common shares and 1,416,143 preferred shares as of December 31, 2006.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2007, the Company had working capital of $309,721 and Stockholders' Equity of $376,044 compared with working capital of $303,588 and Stockholders' Equity of $366,772 as of December 31, 2006.  The Company’s working capital has decreased principally as a result of a significant decrease in accounts receivable of $92,150, a decrease in current portion of mortgage receivable of $48,361, and a decrease in cash of $77,858.  The decreased in accounts receivable was caused by Westsphere’s subsidiary Vencash converts its accounts receivable into three notes receivable agreement as mentioned in the change in financial position section.  The decrease is partially offset against the decreased in accounts payable of $181,492 and the repayment of accounts payable to related parties of $38,930.  Stockholders' Equity decreased as a result of a net loss for the first quarter of 2007 of $44,101.  The decrease is partially offset against an increase in common stocks of $49,699.  There is no change in operations during the first quarter of year 2007.

Financing activities during the three month period resulted in the use of net cash of negative $22,883, which was caused by the repayment of $29,990 in debt and partially offset against the issuance of common stock of $7,017 to one of the Executive Officers who has exercised a portion of his 2002 options to purchase shares of our common stock at $0.70 per share.  The Company’s consolidated operations provided negative $67,300 in net cash, compared to the use of net cash in the amount of $138,465 during the same period from the previous year. This decrease in cash flow from operations was the result of the decrease in accounts payable of $81,158 and an increase in operating notes receivable of $86,513.

Liquidity

On a short term basis, Westsphere anticipates that its subsidiary Vencash Capital will generate sufficient revenues to meet overhead needs.  The Company, as of May 14, 2007, has $186,995 in cash, and will not have to raise additional funds to meet its operational needs for the next twelve months.  In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. Westsphere believes that it will continue as a going concern with the present revenues from its subsidiary Vencash Capital Corporation, but it will be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Vencash.

As mentioned above, Westsphere believes that its subsidiary, Vencash Capital, generates sufficient ongoing revenues to ensure that Westsphere is a going concern.  It is anticipated that operations will have substantial increases in net cash flow at the fiscal year end December 31, 2007.  In addition, Westsphere believes that further substantial cost savings will occur with the new program system implemented to improve the effectiveness and efficiency of the operations. Westsphere will remain reliant on the successful development and marketing of the products related to its business for possibility of future income.

Capital Resources

The primary capital resource of Westsphere is the operations of Vencash Capital, its wholly owned subsidiary.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007 (the “Evaluation Date”).

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no changes since the filing of the 10K on December 31, 2006.

ITEM 2.  CHANGES IN SECURITIES

In January 2007, Westsphere issued 31,058 common shares at a fair market value at $1.38 ($1.62 CDN) per share.  We executed a share exchange agreement with unaffiliated TRAC shareholders to exchange a total of 24,142 shares of our common stock at $1.38 ($1.62 CDN) per share for a nineteen percent (19%) interest plus $19,092 ($22,500 CDN) shareholders loan in TRAC. Concurrently, we entered into share exchange agreements with affiliated TRAC shareholders, Jack Thomson and Brett Border, to exchange a total of 6,916 shares of our common stock at $1.38 ($1.62 CDN) per share for a twelve percent (12%) interest in TRAC. Mr. Thomson is a member of our Board of Directors and Mr. Border is the President of Vencash Capital and TRAC. This share exchange resulted in increasing our holdings in TRAC to eighty-two percent (82%).

In March 2007, Westsphere issued 10,025 common shares.  10,025 common shares issued to one of the Executive Officers who has exercised a portion of his 2002 options to purchase shares of our common stock at $0.70 per share.

As at March 31, 2007, Westsphere has a total of 1,416,143 preferred shares and 592,785 common shares issued and outstanding.

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

May 15, 2007

By:   /s/ Kim Law

Name:  Kim Law

Title:

Principal Financial Officer and Accounting Officer

Date:

May 15, 2007

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