Form 10QSB
period 2007-08-10
WESTSPHERE ASSET CORP INC
filed 2007-08-10
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

592,785 shares of Common Stock, no par value, as of August 2, 2007

1,416,143 shares of Preferred Stock, no par value, as of August 2, 2007

Transitional Small Business Disclosure Format
(check one): Yes                No X

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO THE FORM 10-QSB

For the quarterly period ended June 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheet

ASSETS	June 30, 2007 (Unaudited)	December 31, 2006 (Note 1)
CURRENT ASSETS
Cash	$265,990	$413,398
Accounts receivable net of allowance for doubtful accounts of $75,976 and $75,292	229,377	293,814
Accounts receivable – related parties	15,088	11,563
Inventory	278,791	218,434
Prepaid expense and deposit	31,034	17,102
Current portion of notes receivable	2,014	48,361
Total current assets	822,294	1,002,672

Property and equipment, net of depreciation	382,579	277,453
Intellectual property	2,269	2,289
Notes receivable, less current portion	129,368	—
Mortgage receivable	—	12,930
Future tax benefits	9,258	8,408

Total assets	$1,345,768	$1,303,752

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$439,442	$576,621
Accounts payable, related parties	100,193	122,463
Current portion of loans payable	9,109	—
Total current liabilities	548,744	699,084

Shareholder loans	235,088	223,771
Bank loan	—	14,125
Loans payable, less current portion	227,565	—
Total liabilities	1,011,397	936,980

Minority interest in subsidiaries	—	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized 75,000,000 shares, no par value, 1,416,143 and 1,416,143 shares issued and outstanding	1,400,719	1,400,719
Common stock - authorized 75,000,000 shares, no par value; 592,785 and 551,702 shares issued and outstanding	558,960	509,261
Accumulated other comprehensive income	127,290	92,166
Accumulated deficit	(1,752,598)	(1,635,374)
Total stockholders’ equity	334,371	366,772

Total liabilities and stockholders’ equity	$1,345,768	1,303,752

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Six Months Ended June 30,

(Unaudited)

	2007	2006
Revenue -
Equipment and supplies	$178,854	$332,017
Residual and interchange income	1,946,093	2,061,272
Other	37,895	33,829
Total revenue	2,162,842	2,427,118

Cost of sales -
Equipment and supplies	143,103	289,723
Residual and interchange costs	1,155,897	1,263,380
Commissions	186	15,915
Other	63,170	63,991
Total cost of sales	1,362,356	1,633,009

Gross profit	800,486	794,109

Administrative expenses -
Depreciation and amortization	65,491	57,865
Consulting fees	85,863	82,104
Legal and accounting fees	98,126	20,962
Salaries and benefits	371,594	368,906
Travel, delivery and vehicle expenses	79,602	57,340
Other	202,626	192,529
Total administrative expenses	903,302	779,706

Income (loss) from operations	(102,816)	14,403

Other income & expense -
Interest income	8,535	34,974
Interest expense	(22,943)	(23,511)

Net income (loss) before income taxes	(117,224)	25,866

Provision for income taxes	—	—

Net income (loss)	$(117,224)	$25,866

Net (loss) per common share	$(.20)	$.04

Weighted number of shares outstanding	579,091	621,937

Other comprehensive income:
Net income (loss)	$(117,224)	$25,866
Foreign currency translation adjustment	35,124	1,357
Total comprehensive income	$(82,100)	$27,223

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the three Months Ended June 30,

(Unaudited)

	2007	2006
Revenue -
Equipment and supplies	$88,397	$99,309
Residual and interchange income	1,021,346	1,030,362
Other	23,155	19,868
Total revenue	1,132,898	1,149,539

Cost of sales -
Equipment and supplies	73,168	79,482
Residual and interchange costs	604,645	631,163
Commissions	130	619
Other	28,669	35,110
Total cost of sales	706,612	746,374

Gross profit	426,286	403,165

Administrative expenses -
Depreciation and amortization	29,712	20,686
Consulting fees	44,692	40,033
Legal and accounting fees	86,627	14,740
Salaries and benefits	189,432	187,935
Travel, delivery and vehicle expenses	45,453	33,367
Other	97,522	103,056
Total administrative expenses	493,438	399,817

Income (loss) from operations	(67,152)	3,348

Other income & expense -
Interest income	4,464	16,275
Interest expense	(10,435)	(12,044)

Net income (loss) before income taxes	(73,123)	7,579

Provision for income taxes	—	—

Net income (loss)	$(73,123)	$7,579

Net (loss) per common share	$(.12)	$.01

Weighted number of shares outstanding	592,785	621,937

Other comprehensive income:
Net income (loss)	$(73,123)	$7,879
Foreign currency translation adjustment	31,449	2,489
Total comprehensive income	$(41,674)	$10,368

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statement of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net (loss) from operations	$(117,224)	$25,866
Reconciling adjustments -
Depreciation and amortization	65,491	51,812
Other non-cash transactions	45,714	3,548
Changes in operating assets and liabilities
Accounts receivable	(38,118)	43,059
Inventory	(36,846)	(8,851)
Prepaid expenses and other	(11,748)	29,853
Accounts payable and accrued liabilities	6,299	(46,817)
Net cash provided by (used for) operations	(86,432)	98,470

Cash flows from investing activities:
Purchase of equipment	(176,884)	(22,213)
Disposal of equipment	35,034	20,602
Collection on loans receivable	64,972	43,831
Net cash provided by (used for) investing activities	(76,878)	42,220

Cash flows from financing activities:
Repayment of debt	(25,858)	(72,438)
Exercise of options	7,017	—
Net cash provided by financing activities	(18,841)	(72,438)

Foreign currency translation adjustment	34,743	4,666
Net change in cash and cash equivalents	(147,408)	72,918
Cash and cash equivalents at beginning of period	413,398	484,799
Cash and cash equivalents at end of period	$265,990	$557,717

Supplemental schedule of cash flow information
Interest paid in cash	$8,490	$5,425
Income taxes paid in cash	$—	$—

Non-cash investing and financing activities:
Stock issued for minority interest in subsidiary	—	—
Stock issued to satisfy debt	—	—

WESTSPHERE ASSET CORPORATION, INC.

Notes to Financial Statements

June 30, 2007 and 2006

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

As at June 30, 2007, Westsphere has a total of 1,416,143 preferred shares and 592,785 common shares issued and outstanding.

Note 3 – Notes Receivable

There are four notes receivable which are demand loan agreements.  The first note receivable of $26,916 ($31,112 CDN) bearing interest at 12% per annum has a three year term, requiring monthly payments of principal and interest of $894 ($1,033 CDN) to December 1, 2009. The current balance is $25,176 ($26,669 CDN)

The remainder three notes receivable totaled $103,842 ($110,000 CDN) bearing interest at 12% per annum, requiring monthly payments of interest only of $1,000 ($1,100 CDN).  The purpose of these notes receivable are to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers’ ATM equipment and site locations.

Note 4 – Notes Payable

Westsphere’s subsidiary Vencash entered into two loan agreements with its major ATM supplier in July of 2006.  The first loan agreement bearing interest at 6% per annum requires blended monthly payments of principal and interest of $4,452 to March 2009.  The second loan agreement, bearing interest at 18% per annum, requires blended monthly payments of principal and interest of $1,041 ($1,204 CDN) to July 2011; with a final payment of $90 in August 2011.

WESTSPHERE ASSET CORPORATION, INC.

Notes to Financial Statements

June 30, 2007 and 2006

(Unaudited)

In May 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requires blended monthly payments of principal and interest of $820.39 ($869.04 CDN) to May 2012; with a final payment of $90 in May 2012.

In June 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requires blended monthly payments of principal and interest of $820.39 ($869.04 CDN) to June 2012; with a final payment of $90 in June 2012.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – June 30, 2007

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
“Inactive”

Vencash POS Services Inc. (Formerly Westsphere POS Services Ltd.)
100%
“Active”

Kan-Can Resorts Ltd.
99%
“Active”

Westsphere Capital Group Ltd.
100%
“Active”

Active = with business activity
Inactive = no business activity

Plan of Operations

During the three (3) month period of operations ending June 30, 2007, Westsphere and its subsidiaries generated a net loss from operations of $73,123, while a net income from operations of $7,579 was realized for the same period from the previous year.  The decrease in net income of $80,702 over the same period from the previous year was caused by an increase in total administrative expenses of $93,621 to $493,438 from the previous year’s amount of $399,817.  The increase of $93,621 in total administrative expenses are primarily due to a significant increase in legal and accounting fees of $71,887, and an increase in travel, delivery and vehicle expenses of $12,086.  The decrease is partially offset against an increase in gross profit of $23,121 over the same period from the previous year.

The increase in legal and accounting fees was primarily incurred for annually and quarterly audit and legal filing fees.  The increase in travel, delivery and vehicle expenses was caused by Westsphere’s subsidiary, Vencash, which leased four additional vehicles for the Sales and Service departments.

Westsphere's gross margin during the second quarter of year 2007 increased by 3% to 38% from the gross margin during the same period from the previous year of 35%.  This was caused by an increased in net of residual and interchange income of $17,502 and a decrease in cost of sales under other expense of $6,441.  The increase was mainly caused by an increase in the number of placements of ATMs in the latter part in year 2005, and throughout the year 2006. The increase in net of residual and interchange revenue is partially offset against a decrease in net equipment and supplies revenue of $4,598.  The decrease in net of equipment and supplies sales was due to Westsphere’s subsidiary Vencash Capital Corporation mainly focusing on the placement, and finance/lease program offered by an ATM supplier.  The finance/lease program provides Vencash Capital an opportunity to place more ATMs in the marketplace at a lower cost.

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

To this date 950 ATM and 543 POS sites are being processed between two switches.

Changes in Financial Position

During the Six (6) month period ending June 30, 2007, total assets increased to $1,345,768 primarily due to an increase in inventory of $60,357, an increase in prepaid expenses and deposit of $13,932, an increase in a property and equipment, net of depreciation of $105,126, and an increase in notes receivable of $129,368.

The increase in property and equipment, net of depreciation, was caused by the purchase of used ATMs from investors at below market costs and an exercised early buyout on the leased ATMs.

There are four notes receivable which are demand loan agreements.  The first note receivable of $26,916 ($31,112 CDN) bearing interest at 12% per annum has a three year term, requiring monthly payments of principal and interest of $894 ($1,033 CDN) to December 1, 2009.    The current balance on this note receivable is $25,176 ($26,669 CDN).  The remaining three notes receivable of $103,842 ($80,000CDN, $20,000 CDN, $10,000 CDN) bearing interest at 12% per annum, require monthly payments of interest only of $1,000 ($1,100 CDN).  The purpose of these notes receivable are to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers’ ATM equipment and site locations.

The two notes receivable of $26,916 ($31,112 CDN) and $75,522 ($80,000 CDN) are classified under current assets as an operating receivable at the time of filing the 10KSB 2006.  These notes are converted into a formal note receivable during the first quarter of 2007.  The remaining two notes receivable of $18,880 ($20,000 CDN) and $9,440 ($10,000 CDN) occurred during the year 2007.

The increase is partially offset against a decrease in cash of $147,408; a decrease in accounts receivable of $64,437; and a decrease in current portion of notes receivable of $46,347 which relate to a collection of mortgage receivables of $48,361.  Banff Gate Mountain Resort Ltd., the mortgagee, has decided to exercise their option to pay the mortgage in full on April 1, 2007.

Westsphere's current liabilities consist of accounts payable of $439,442, accounts payable to related parties of $100,193, and current portion of loans payable of $9,109.  Accounts payable includes payables of $34,771 to suppliers for the purchase of ATM machines and POS machines, $197,577 is payable for the return of surcharge and interchange, accounting and legal payables in the amount of $63,291, unearned revenue in the amount of $19,850, lease payable in the amount of $24,490, telephone expenses in the amount of $7,305, vacation payable in the amount of $32,040, and $60,118 due for consulting services, office expenses and various other general fees and charges.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $63,361, and a loan advanced from Westsphere’s President in the amount of $36,832.

Long term liabilities as at June 30, 2007 consisted of $235,088 for outstanding accounts due to shareholders of Westsphere and loan payables, less current portion of $227,565.  Westsphere's shareholder loans related to TRAC of $173,727 and shareholder loans related to Westsphere of $47,201 have interest rates of 18% and 9%, respectively.  Trac’s shareholder loan is a demand loan and Westsphere’s shareholder loan is not a demand loan.  The remainding shareholder loan related to TRAC of $7,080 is without interest and specific repayment terms.

Westsphere’s subsidiary Vencash entered into two loan agreements with its major ATM supplier in July of 2006.  The first loan agreement of $161,249 ($188,080 CDN) bearing interest at 6% per annum requires blended monthly payments of principal and interest of $4,452 to March 2009.  The second loan agreement of $36,226 (42,254 CDN), bearing interest at 18% per annum, requires blended monthly payments of principal and interest of $1,041 to July 2011; with a final payment of $90 in August 2011.  These two loan payables are classified under current liabilities as an operating payable at the time of filing the 10KSB 2006.  These two loans were converted into a formal loan payable during the first quarter of 2007.

In May 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $820 ($869 CDN) to May 2012; with a final payment of $90 in May 2012.

In June 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $820 ($869 CDN) to June 2012; with a final payment of $90 in June 2012.

Shareholders' equity as of June 30, 2007 was $334,371; inclusive of an accumulated loss from operations of $1,752,598, as compared to shareholders equity of $366,772 as of the same date from the previous year. Total issued and outstanding share capital as of the period ending June 30, 2007 was 592,785 common shares and 1,416,143 preferred shares as compared to a total of 551,700 common shares and 1,416,143 preferred shares as of December 31, 2006.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2007, the Company had working capital of $273,550 and Stockholders' Equity of $334,371 compared with working capital of $303,588 and Stockholders' Equity of $366,772 as of December 31, 2006.  The Company’s working capital has decreased principally as a result of a decrease in accounts receivable of $64,437, a decrease in current portion of mortgage receivable of $46,347, and a decrease in cash of $147,408.  The decrease is partially offset against the decrease in accounts payable of $137,179 and the repayment of accounts payable to related parties of $22,270.  Stockholders' Equity decreased as a result of a net loss for the six months ended June 30, 2007 of $117,224.  The decrease is partially offset against an increase in common stocks of $49,699.  There is no change in operations during the second quarter of year 2007.

Financing activities during the six month period resulted in the use of net cash of negative $18,841, which was caused by the repayment of $25,858 in debt and partially offset against the issuance of common stock of $7,017 to one of the Executive Officers who has exercised a portion of his 2002 options to purchase shares of our common stock at $0.70 per share.  The Company’s consolidated operations provided negative $86,432 in net cash, compared to the use of net cash in the amount of $98,470 during the same period from the previous year. This decrease in net cash flow from operations was the result of an increase in accounts receivable of $38,118, increase in inventory of $36,846, and an increase in prepaid expenses and other of $11,748.

Investing activities during the six month period resulted in the use of net cash of negative $76,878, which was caused by the purchase of equipment of $176,884 and partially offset against the disposal of equipment of $35,034 and collection on loans receivable of $64,972.

Liquidity

On a short term basis, Westsphere anticipates that its subsidiary Vencash Capital will generate sufficient revenues to meet overhead needs.  The Company, as of August 2, 2007, has $194,031 in cash, and will not have to raise additional funds to meet its operational needs for the next twelve months.  In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. Westsphere believes that it will continue as a going concern with the present revenues from its subsidiary Vencash Capital Corporation, but it will be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Vencash.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007 (the “Evaluation Date”).

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

There are no changes in securities in the second quarter ended June 30, 2007.

As at June 30, 2007, Westsphere has a total of 1,416,143 preferred shares and 592,785 common shares issued and outstanding.

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

August 10, 2007

By:   /s/ Kim Law

Name:  Kim Law

Title:

Principal Financial Officer and Accounting Officer

Date:

August 10, 2007

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