Form 10QSB
period 2007-11-14
WESTSPHERE ASSET CORP INC
filed 2007-11-14
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

592,785 shares of Common Stock, no par value, as of November 14, 2007

1,416,143 shares of Preferred Stock, no par value, as of November 14, 2007

Transitional Small Business Disclosure Format
(check one): Yes                No X

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO THE FORM 10-QSB

For the quarterly period ended September 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheet

ASSETS	September 30, 2007 (Unaudited)	December 31, 2006 (Note 1)
CURRENT ASSETS
Cash	$361,373	$413,398
Accounts receivable net of allowance for doubtful accounts of $75,976 and $75,292	247,863	293,814
Accounts receivable – related parties	47,960	11,563
Inventory	267,326	218,434
Prepaid expense and deposit	18,625	17,102
Current portion of notes receivable	28,319	48,361
Total current assets	971,466	1,002,672

Property and equipment, net of depreciation	391,267	277,453
Intellectual property	2,286	2,289
Notes receivable, less current portion	114,171	—
Mortgage receivable	—	12,930
Other investments	2,303	—
Future tax benefits	9,877	8,408

Total assets	$1,491,370	$1,303,752

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$444,664	$576,621
Accounts payable, related parties	110,982	122,463
Current portion of loans payable	123,501	—
Total current liabilities	679,147	699,084

Shareholder loans	256,109	223,771
Bank loan	—	14,125
Loans payable, less current portion	224,440	—
Total liabilities	1,159,696	936,980

Minority interest in subsidiaries	—	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized 75,000,000 shares, no par value, 1,416,143 and 1,416,143 shares issued and outstanding	1,400,719	1,400,719
Common stock - authorized 75,000,000 shares, no par value; 592,785 and 551,702 shares issued and outstanding	558,960	509,261
Accumulated other comprehensive income	148,336	92,166
Accumulated deficit	(1,776,341)	(1,635,374)
Total stockholders’ equity	331,674	366,772

Total liabilities and stockholders’ equity	$1,491,370	1,303,752

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Nine Months Ended September 30,

(Unaudited)

	2007	2006
Revenue -
Equipment and supplies	$254,887	$388,894
Residual and interchange income	3,036,044	3,164,571
Other	55,613	98,034
Total revenue	3,346,544	3,651,499

Cost of sales -
Equipment and supplies	198,803	340074
Residual and interchange costs	1,782,887	1,931,238
Commissions	1,906	16,447
Other	103,310	91,675
Total cost of sales	2,086,906	2,379,434

Gross profit	1,259,638	1,272,065

Administrative expenses -
Depreciation and amortization	97,194	84,009
Consulting fees	130,783	120,377
Legal and accounting fees	106,776	25,042
Salaries and benefits	595,649	546,363
Travel, delivery and vehicle expenses	121,346	97,923
(Gain) on currency exchange	(15,704)	(133,271)
Other	336,554	283,855
Total administrative expenses	1,372,598	1,024,298

Income (loss) from operations	(112,960)	247,767

Other income & expense -
Interest income	9,819	51,446
Interest expense	(37,826)	(33,849)

Net income (loss) before income taxes	(140,967)	265,364

Provision for income taxes	—	—

Net income (loss)	$(140,967)	$265,364

Net (loss) per common share	$(.24)	$.48

Weighted number of shares outstanding	592,785	551,702

Other comprehensive income:
Net income (loss)	$(140,967)	$265,364
Foreign currency translation adjustment	56,170	5,258
Total comprehensive income	$(84,797)	$270,622

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the three Months Ended September 30,

(Unaudited)

	2007	2006
Revenue -
Equipment and supplies	$76,033	$56,877
Residual and interchange income	1,089,951	1,103,299
Other	17,718	64,205
Total revenue	1,183,702	1,224,381

Cost of sales -
Equipment and supplies	55,700	50,351
Residual and interchange costs	626,990	667,858
Commissions	1,720	532
Other	40,141	27,683
Total cost of sales	724,551	746,424

Gross profit	459,151	477,957

Administrative expenses -
Depreciation and amortization	31,703	26,145
Consulting fees	44,920	38,274
Legal and accounting fees	8,650	4,080
Salaries and benefits	224,055	177,457
Travel, delivery and vehicle expenses	41,743	40,583
(Gain) on currency exchange	(8,190)	(133,271)
Other	126,414	91,326
Total administrative expenses	469,295	244,594

Income (loss) from operations	(10,144)	233,363

Other income & expense -
Interest income	1,284	16,471
Interest expense	(14,883)	(10,338)

Net income (loss) before income taxes	(23,743)	239,496

Provision for income taxes	—	—

Net income (loss)	$(23,743)	$239,496

Net (loss) per common share	$(.04)	$.43

Weighted number of shares outstanding	592,785	551,702

Other comprehensive income:
Net income (loss)	$(23,743)	$239,496
Foreign currency translation adjustment	24,721	9,261
Total comprehensive income	$978	$248,757

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statement of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net (loss) from operations	$(140,967)	$265,362
Reconciling adjustments -
Depreciation and amortization	97,194	74,845
Other non-cash transactions	48,033	3,552
Changes in operating assets and liabilities
Accounts receivable	(75,448)	82,129
Inventory	(10,167)	101,691
Prepaid expenses and other	1,389	30,479
Accounts payable and accrued liabilities	(41,612)	(425,693)
Net cash provided by (used for) operations	(121,578)	132,365

Cash flows from investing activities:
Purchase of equipment	(220,656)	(105,988)
Disposal of equipment	53,856	37,017
Collection on loans receivable	68,267	66,170
Net cash provided by (used for) investing activities	(98,533)	(2,801)

Cash flows from financing activities:
Repayment of debt	(15,733)	(84,409)
Increase in debt	113,276	—
Exercise of options	7,017	—
Net cash provided by financing activities	104,560	(84,409)

Foreign currency translation adjustment	63,526	9,552
Net change in cash and cash equivalents	(52,025)	54,707
Cash and cash equivalents at beginning of period	413,398	484,799
Cash and cash equivalents at end of period	$361,373	$539,506

Supplemental schedule of cash flow information
Interest paid in cash	$23,911	$5,425
Income taxes paid in cash	$—	$—

Non-cash investing and financing activities:
Stock issued for minority interest in subsidiary	—	—
Stock issued to satisfy debt	—	—

WESTSPHERE ASSET CORPORATION, INC.

Notes to Financial Statements

September 30, 2007 and 2006

(Unaudited)

Note 1 – Financial Statements

The accompanying consolidated financial statements included herein have been prepared by Westsphere Asset Corporation, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Westsphere Asset Corporation, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Westsphere Asset Corporation, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In the management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

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

As at September 30, 2007, Westsphere has a total of 1,416,143 preferred shares and 592,785 common shares issued and outstanding.

Note 3 – Notes Receivable

There are four notes receivable which are demand loan agreements.  The first note receivable of $26,916 ($31,112 CDN) bearing interest at 12% per annum has a three year term, requiring monthly payments of principal and interest of $894 ($1,033 CDN) to December 1, 2009. The current balance is $24,520 ($24,346 CDN).

The remaining three notes receivable totaled $115,822 ($115,000 CDN) bearing interest at 12% per annum, requiring monthly payments of interest only of $1,158 ($1,150 CDN).  The purpose of these notes receivable are to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers’ ATM equipment and site locations.

Note 4 – Loan Payable

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

September 30, 2007 and 2006

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

In September 2007, Westsphere’s subsidiary Vencash entered into a loan agreement totaling $100,715 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,007 ($1,000 CDN) to September 2008, with an automatic extention for a further 6 month term.  The principle is to be repaid in a maximum of 18 months.  The purpose of the loan is to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers ATM equipment and site locations.

Note 5 – Related Party Transactions

The following table summarizes the Company’s accounts receivable related party transactions:

Revenue

  Sales of ATM to:

     Directors’ 100% owned company

$37,759

     Officers 100% owned company

    7,401

$45,160

Debit shareholder loan from:

   49% shareholder’s of personal financial solution

$2,800

The debit shareholder loan is payable on demand.

Note 6 – Subsequent Events

On October 1, 2007 Vencash Capital Corporation commenced an agreement with Trans Armored Canada Ltd. a Halifax, Nova Scotia, Canada based corporation providing armored transport/ATM technical services for the delivery of currency and maintenance of cash dispensing machines.  The terms of the agreement allows for Vencash to acquire a twenty percent share position within TAC and the allocation of the right to appoint fifty percent of the board of Directors of TAC.  Financially Vencash will participate equally with TAC in the distribution of revenues both profit and loss.  To date Vencash has not acquired any TAC ownership nor has Vencash appointed any Directors to TAC.

On October 21, 2007, Westsphere Asset Corporation, Inc. through its subsidiary companies Vencash Capital Corporation and Westsphere Systems Inc. have commenced an agreement with ACI Worldwide Inc. for the enablement of Westsphere Systems Inc to become a new ATM/POS acquirer (“Switch”) in the Canadian marketplace and in association with Canadian electronic payment network, Interac which Westsphere Systems Inc. is an indirect connect member.

WESTSPHERE ASSET CORPORATION, INC.

Notes to Financial Statements

September 30, 2007 and 2006

(Unaudited)

In order to fund Westsphere’s business growth in TAC and in its development of its electronic payment Switch as per its agreements with TAC and ACI, Westsphere is dependent upon private placements, loans and/or joint venture arrangements along with Westsphere’s subsidiary cash flows to meet its financial needs.  On November 5, 2007, Westsphere’s subsidiary Westsphere Systems Inc. raised $81,579 ($81,000 CDN) through a loan agreement with an external arm-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $816 ($810 CDN) to October 2009, with an automatic extension for a further 12 month term.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – September 30, 2007

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
“Inactive”

Vencash POS Services Inc. (Formerly Westsphere POS Services Ltd.)
100%
“Active”

Kan-Can Resorts Ltd.
99%
“Inactive”

Westsphere Capital Group Ltd.
100%
“Active”

Active = with business activity
Inactive = no business activity

Plan of Operations

During the three (3) month period of operations ending September 30, 2007, Westsphere and its subsidiaries generated a net loss from operations of $23,743, while a net income from operations of $239,496 was realized for the same period from the previous year.  The decrease in net income of $263,239 over the same period from the previous year was caused by an increase in total administrative expenses of $224,701 to $469,295 from the previous year’s amount of $244,594.  The increase of $224,701 in total administrative expenses are primarily due to an increase in salaries and benefits of $46,598, an increase in other expense of $35,088, and a decrease in gain on currency exchange of $125,081.  In addition, the decrease is also caused by a decrease in interest income of $15,187.

The increase in salaries and benefits of $46,598 was primarily due to an additional three new positions to the organization; a sales manager, a service technician, and a junior accountant.  The increase in other expenses was primarily caused by an increase in office lease and staff accommodation totaling $23,948, a write off of inventory with zero market value totaling $9,506, and the remainder of $1,634 was related to general operating costs.  The decrease in gain on currency exchange of $125,081 was caused by Westsphere’s subsidiary Vencash no longer experiencing the fluctuation of currency exchange gain of 15% as the same period from previous year which is used between the time the payable is recorded and the time the payable is paid to an ATM supplier.

The significant decrease in interest income was caused by the sale of the sales-type lease contract in November 2006 and the mortgage receivable was paid in full on April 1, 2007.  Therefore, no interest income was earned.

Westsphere's gross margin during the third quarter of year 2007 slightly decreased by 0.25% to 38.79% from the gross margin during the same period from the previous year of 39.04%.  This was caused by a decrease in other revenue of $46,487 and an increase in cost of sales under other expense of $12,458.  The increase in costs of sales under other expense is mainly from ATM telephone expenses.  The decrease is partially offset against an increase in net residual and interchange income of $27,520.  The increase in net residual and interchange income was mainly caused by an increase in the number of placements of ATMs.  Vencash capital mainly focuses on the placement, and finance/lease program offered by an ATM supplier in year 2006.  The finance/lease program provides Vencash Capital an opportunity to place more ATMs in the market at a lower cost.

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

To this date 930 ATM and 543 POS sites are being processed between two switches.

On October 1, 2007 Vencash Capital Corporation commenced an agreement with Trans Armored Canada Ltd. a Halifax, Nova Scotia, Canada based corporation providing armored transport/ATM technical services for the delivery of currency and maintenance of cash dispensing machines.  The terms of the agreement allows for Vencash to acquire a twenty percent share position within TAC and the allocation of the right to appoint fifty percent of the board of Directors of TAC.  Financially Vencash will participate equally with TAC in the distribution of revenues both profit and loss.  To date Vencash has not acquired any TAC ownership nor has Vencash appointed any Directors to TAC.

On October 21, 2007, Westsphere Asset Corporation, Inc. through its subsidiary companies Vencash Capital Corporation and Westsphere Systems Inc. have commenced an agreement with ACI Worldwide Inc. for the enablement of Westsphere Systems Inc to become a new ATM/POS acquirer (“Switch”) in the Canadian marketplace and in association with Canadian electronic payment network, Interac which Westsphere Systems Inc. is an indirect connect member.

In order to fund Westsphere’s business growth in TAC and in its development of its electronic payment Switch as per its agreements with TAC and ACI, Westsphere is dependent upon private placements, loans and/or joint venture arrangements along with Westsphere’s subsidiary cash flows to meet its financial needs.

On November 5, 2007, Westsphere’s subsidiary Westsphere Systems Inc. raised $81,579 ($81,000 CDN) through a loan agreement with an external arm-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $816 ($810 CDN) to October 2009, with an automatic extension for a further 12 month term.  The purpose of the loan is to funds the start up costs for the switch development.

Changes in Financial Position

During the Nine (9) month period ending September 30, 2007, total assets increased to $1,491,370 primarily due to an increase in a property and equipment, a net of depreciation of $113,814, and an increase in accounts receivable related parties of $36,397, and an increase in notes receivable of $114,171.  The increase is partially offset against a decrease in accounts receivable of $45,951.

The increase in property and equipment, net of depreciation, was caused by the purchase of used ATMs from investors at below market costs and an exercised early buyout on the leased ATMs.

The increase in accounts receivable related parties was caused by the sale of ATM and ATM parts to an officer 100% owned company.  These transactions are in the normal course of operations and on terms and conditions that are similar to those of transactions with unrelated parties.

There are four notes receivable which are demand loan agreements.  The first note receivable of $26,916 ($31,112 CDN) bearing interest at 12% per annum has a three year term, requiring monthly payments of principal and interest of $894 ($1,033 CDN) to December 1, 2009.    The current balance on this note receivable is $25,176 ($26,669 CDN).  The remaining three notes receivable of $115,822 ($80,000CDN, $20,000 CDN, $15,000 CDN) bearing interest at 12% per annum, require monthly payments of interest only of $1,158 ($1,150 CDN).  The purpose of these notes receivable are to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers’ ATM equipment and site locations.

The two notes receivable of $26,916 ($31,112 CDN) and $75,522 ($80,000 CDN) are classified under current assets as an operating receivable at the time of filing the 10KSB 2006.  These notes were converted into a formal note receivable during the first quarter of 2007.  The remaining two notes receivable of $18,880 ($20,000 CDN) and $9,507 ($15,000 CDN) occurred during the year 2007.

Westsphere's current liabilities consist of accounts payable of $444,664, accounts payable to related parties of $110,982, and current portion of loans payable of $123,501.  Accounts payable includes payables of $44,792 to suppliers for the purchase of ATM machines and POS machines, $200,012 is payable for the return of surcharge and interchange, accounting and legal payables in the amount of $69,696, unearned revenue in the amount of $21,147, vehicle payable in the amount of $6,002, travel expense in the amount of $4,003, telephone expenses in the amount of $9,968, vacation payable in the amount of $37,058, and $51,986 due for consulting services, office expenses and various other general fees and charges.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $67,598, and a loan advanced from Westsphere’s President in the amount of $43,384.

Long term liabilities as at September 30, 2007 consisted of $256,109 for outstanding accounts due to shareholders of Westsphere and loan payables, less current portion of $224,440.  Westsphere's shareholder loans related to TRAC of $198,198 and shareholder loans related to Westsphere of $50,357 have interest rates of 18% and 9%, respectively.  Trac’s shareholder loan is a demand loan and Westsphere’s shareholder loan is not a demand loan.  The remaining shareholder loan related to TRAC of $7,554 is without interest and specific repayment terms.

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

In September 2007, Westsphere’s subsidiary Vencash entered into a loan agreement totaling $100,715 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,007 ($1,000 CDN) to September 2008 with an automatic extention for a further 6 month term.  The principle is to be repaid in a maximum of 18 months.  The purpose of the loan is to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers’ ATM equipment and site locations.

Shareholders' equity as of September 30, 2007 was $331,674; inclusive of an accumulated loss from operations of $1,776,341, as compared to shareholders equity of $366,772 as of the same date from the previous year. Total issued and outstanding share capital as of the period ending September 30, 2007 was 592,785 common shares and 1,416,143 preferred shares as compared to a total of 551,700 common shares and 1,416,143 preferred shares as of December 31, 2006.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2007, the Company had working capital of $292,319 and Stockholders' Equity of $331,674 compared with working capital of $303,588 and Stockholders' Equity of $366,772 as of December 31, 2006.  The Company’s working capital has decreased principally as a result of a decrease in accounts receivable of $45,951 and an increase in current portion of loans payable of $123,501.  The decrease is partially offset against the decrease in accounts payable of $131,957 and the repayment of accounts payable to related parties of $11,481.  Stockholders' Equity decreased as a result of a net loss for the nine months ending September 30, 2007 of $140,967.  The decrease is partially offset against an increase in common stock of $49,699.  There was no change in operations during the third quarter of year 2007.

The Company’s consolidated operations provided negative $121,578 in net cash, compared to the use of net cash in the amount of $132,365 during the same period from the previous year. This decrease in net cash flow from operations was the result of a decrease in accounts receivable of $75,448, a decrease in inventory of $10,167, and a decrease in accounts payable and accrued liabilities of $41,612.

Investing activities during the nine month period resulted in the use of net cash of negative $98,533, which was caused by the purchase of equipment of $220,656 and partially offset against the disposal of equipment of $53,856 and collection on loans receivable of $68,267.

Financing activities during the nine month period resulted in the use of net cash of positive $104,560, which were primarily caused by the funds raised during September from an arms-length investor totaling $100,715 ($100,000 CDN).  The purpose of the loan is to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers’ ATM equipment and site locations.  The increase was also caused by the issuance of common stock of $7,017 to one of the Executive Officers who has exercised a portion of his 2002 options to purchase shares of our common stock at $0.70 per share.  The increase is partially offset against the repayment of debt totaled $15,733.

Liquidity

On a short term basis, Westsphere anticipates that its subsidiary Vencash Capital will generate sufficient revenues to meet overhead needs.  The Company, as of November 13, 2007, has $189,132 in cash, and will not have to raise additional funds to meet its operational needs for the next twelve months.  In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. Westsphere believes that it will continue as a going concern with the present revenues from its subsidiary Vencash Capital Corporation, but it will be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Vencash.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007 (the “Evaluation Date”).

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

There are no changes in securities in the third quarter ended September 30, 2007.

As at September 30, 2007, Westsphere has a total of 1,416,143 preferred shares and 592,785 common shares issued and outstanding.

Each of the foregoing issuances of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no direct selling efforts of any kind made in the United States; neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption there from is available and that no hedging transactions involving those securities may be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that they were not a U.S. person, and were not acquiring the securities for the account or benefit of any U.S. person, and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933, or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

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

November 14, 2007

By:   /s/ Kim Law

Name:  Kim Law

Title:

Principal Financial Officer and Accounting Officer

Date:

November 14, 2007

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