Form 10KSB
period 2007-12-31
WESTSPHERE ASSET CORP INC
filed 2008-04-15
CIK 1129120

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[_]  TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 0-32051

WESTSPHERE ASSET CORPORATION, INC.
(Name of small business issuer in its charter)

COLORADO	98-0233968
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2140 Pegasus Way NE CALGARY, ALBERTA, CANADA T2E 8M5 Telephone: (403) 290-0264
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

75,000,000 Common Stock, No Par Value
(Title of class)

        Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    [X]    Yes   [_]   No

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes   [_] No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     [_]   Yes     [X]   No

        State issuer's revenues for its most recent fiscal year:   $4,430,923

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$396,869 as of March 31, 2008

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

        Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [_]  Yes    [_]  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

        State the number of shares outstanding of each of the issuer’s classes of common equity, and preferred equity, as of the latest practicable date: 592,701 common shares and 1,416,143 preferred shares as of March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2007

Transitional Small Business Disclosure Format (Check one): [_]  Yes     [X]   No

i

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

Vencash Capital maintains offices at 2140 Pegasus Way N.E., Calgary, AB T2E 8M5. Vencash Capital has sites located nationally across Canada and as of December 31, 2007, holds under management nine hundred and twenty (920) automated teller machines (“ATMs”) sites in Canada, most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes. A “site” is described as used herein means a location where an ATM has been placed, and has contracted with Vencash Capital to provide monitoring, reporting and distribution of financial surcharge transaction revenues.

Of the nine hundred and twenty (920) ATM sites managed by Vencash Capital & Vencash Capital owns seventy-six (76) and the balance is owned by private purchasers or investors. Vencash Capital is one of several nationwide companies involved in the private ATM market in Canada and presently has one (1) distributor in the Maritime region, three (3) independent distributors in the Metro Toronto area of Ontario, one (1) distributor in the Province of Saskatchewan, one (1) distributor in Kamloops, British Columbia and one (1) distributor in the Greater Vancouver, British Columbia area.

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

Vencash Financial Corporation

On September 23, 1998, Vencash Capital incorporated a wholly owned subsidiary, Vencash Financial Corporation (“Vencash Financial”), as a federal corporation under the laws of Canada, in order to secure and protect the “Vencash” name in all Provincial jurisdictions in Canada. Vencash Financial conducts no actual business activities.

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

In a settlement of the legal proceeding between Kan Can and Alpine Resort Ltd., on December 5, 2001, Kan-Can Resorts Ltd. sold its head lease and all its assets to Banff Gate Mountain Resort Association (“Banff Gate”) for a total of $465,087 to Banff Gate Mountain Resort Association. The owners of Banff Gate Mountain Resort are some of the timeshare owners of Alpine Resort Ltd. The terms of the sale was a deposit of $106,844 and a six (6) year loan of $358,243 at four-and-a quarter percent (4.25%) per annum with monthly payments of $5,646 commencing on May 1, 2002. Banff Gate Mountain Resort Association agreed to return thirty-two percent (32%) of Kan-Can Resorts Ltd. for cancellation and with the purchase of a group of minority Kan-Can shareholders, Westsphere became a 99% owner of Kan-Can. Resorts Ltd.

Vencash POS Services Inc. VENCASH POS SERVICES INC.

On May 09, 2003, we incorporated Westsphere POS Services Ltd. WESTSPHERE POS SERVICES LTD. under the laws of the Province of Alberta for the purpose of providing sales and servicing for the point of sale POS market. “Point of Sale” “POS” is as described used herein means as an electronic terminal that accepts bank debit cards and credit cards to pay by way of direct settlement to the retailers account from the customers banking or credit card provider on a daily basis for a purchases of goods or services. On January 04, 2006, Westsphere POS Services Ltd. WESTSPHERE POS SERVICES LTD changed its name to Vencash POS Services Inc. VENCASH POS SERVICES INC. Vencash POS Services Inc. has no business activity to the date. (See “Business of Vencash POS Services Inc.” below.)

Westsphere Systems Inc.

On May 16, 2000, we incorporated Westsphere Systems Inc. (“Westsphere Systems”) under the laws of the Province of Alberta. In January 2002, Westsphere Systems began business in the area of hosting web-sites, leasing server space and network services. (See “Business of Westsphere Systems Inc.” below.)

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

On June 1, 2004, we executed a share exchange agreement with a non-affiliated third party E-Debit shareholder, Mr. Prathavan Venkatraman, to exchange a total of 33,333 shares of our common stock at $0.04 per share for a ten percent (10%) interest in E-Debit International. As a result of this share exchange, E-Debit is now one of our wholly owned subsidiaries. (See “Business of E-Debit International Inc.” below.)

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

On January 26, 2007, we executed a share exchange agreement with unaffiliated TRAC shareholders to exchange a total of 24,142 shares of our common stock at $1.62 CDN per share for a nineteen percent (19%) interest in TRAC. Concurrently, we entered into share exchange agreements with affiliated TRAC shareholders, Jack Thomson and Brett Border, to exchange a total of 6,916 shares of our common stock at $1.62 CDN per share for a twelve percent (7%) interest in TRAC. Mr. Thomson is a member of our Board of Directors and Mr. Border is the President of Vencash Capital and TRAC. This share exchange resulted in increasing our holdings in TRAC to eighty-two percent (82%) (See “Business of TRAC POS Processing Inc.” below.)

Cash Direct Financial Services Inc.

On July 17, 2003, Cash Direct Financial Services Inc. (“Cash Direct”) was incorporated under the laws of the Province of Alberta. Cash Direct was incorporated to develop a “bricks and mortar” expansion to our business of “non-conventional banking” operations branded “Personal Financial $olutions”. (See “General Description and Development of Business” below.).

Westsphere Capital Group Ltd.

Westsphere Capital Group Inc. (“Westsphere Capital”) was incorporated under the laws of the Province of Alberta on January 4, 2005 to supply operational, financial, and administrative support to the Westsphere group of companies. Westsphere Capital was registered extra provincially in British Columbia on October 11, 2006 to facilitate the assignment of the lease for premises located at Suite 1420, Harbour Centre, 555 West Hastings Street, Vancouver B.C. As of August 2007, we no longer continue to lease the premises in Vancouver.

Our Business

Our principal place of business and executive offices are located at 2140 Pegasus Way, N.E. Calgary, Alberta, Canada T2E 8M5. Our agent for service of process is located at 18 Mountain Laurel Drive, Littleton, Colorado 80127, United States of America. We provide operational and administrative support as well as financial services and related packages to our subsidiaries through our wholly-owned subsidiary Westsphere Capital, and intend to conduct our business operations through our wholly-owned subsidiaries. (See “General Description and Development of Business” below.).

a.	Business of Vencash Capital Corporation

Vencash Capital has been, both in the past and presently, our major subsidiary operation which produces the majority of our consolidated revenues from the sale of ATMs, financial service fees for ATM customer financing, processing and maintenance fees in addition to transactional fees which include interchange fees and surcharge revenues. Vencash Capital has contracted for switching services allowing it to participate within the Canadian INTERAC system as a channel. Vencash Capital also contracts with Triton Systems, Inc., a supplier of ATM equipment. (See “Other Requested Information– Data West Solutions,-Contract, Calypso Canada Ltd. Contract — Triton Systems, Inc. contract” below.)

ATM Business in Canada

Background of the ATM Business

In the latter part of 1997, the Canadian Banking and Financial sectors of Canadian industry commenced a government deregulation program in which under deregulation of the Canada Bank Act, allowed for the release of certain segments of proprietary control involving banking institutions. One of the preliminary results of the deregulation was the allowance of the private operation of ATMs not associated with Canadian Banking financial institutions. This private ownership and operation of ATM equipment has been described within the industry as the “white label ATM” market.

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

In late 1997, “non-conventional banking” participation and private ownership of ATMs was authorized through the deregulation process within the Canada Bank Act that allowed for private participation within the Canadian INTERAC system. The implications of private ownership and participation within this technologically based commerce have been significant.

Many Canadian companies pursued participation in the field of marketing, distribution, selling, and leasing cash dispensing equipment recognized in the market place as ATMs, “ABMs” (automated banking machines), “white label machines” (a privately owned and operated cash dispensing machine).

A “switch” as used herein means a computer system that receives requests for financial transactions from ATM terminals, POS or electronic transfer terminals in retail businesses which routes transaction requests to and from ATM devices and financial institutions for final transaction processing and/or authorization. In Canada, the Canadian INTERAC network coordinates this activity. Under recent deregulation, non-financial institutions that are members of INTERAC are allowed to be indirect connectors. These non-financial institutions provide switching services for shared cash dispensing, data processing, and other associated services in connection with the network. Pursuant to the rules and regulations set out by INTERAC and current switch technology, a switch can process up to ten thousand (10,000) transactions at any given time.

The Entry of Vencash into the ATM Business

Vencash Capital identified opportunities resulting from the privatization of the ATM business. During December 1997, the first privately owned ATMs were placed in Western Canada and in July 1998, Vencash Capital entered the “white label” ATM marketplace. Vencash Capital contracted with TNS Smart Network Inc. an Etobicoke, Ontario Corporation, which provides switching services to the industry, and became the 7th Canadian Channel authorized to participate within the “white label” ATM business.

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

By December 2005, Vencash Capital had sites located nationally across Canada and managed nine hundred thirty-two (932) ATMs. As of March 31, 2006, Vencash Capital held nine hundred twenty-five (925) ATM sites under management nationally across Canada, most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes. As of March 31, 2007, Vencash Capital held nine hundred seventy-seven (977) ATM sites under management nationally across Canada, most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes. As of March 31, 2008, Vencash Capital held nine hundred and twenty (920) ATM sites under management nationally across Canada, most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes.

Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada and presently has one (1) distributors in the Maritime region of Canada, three (3) independent distributors in the Metro Toronto area of Ontario, Canada, one (1) distributor in the Province of Saskatchewan, one (1) distributor in Kamloops, British Columbia and one (1) distributor in the Greater Vancouver, British Columbia area.

At present, Vencash Capital acts as a “channel” which contracts its financial electronic transfer responsibilities with two (2) “switches” (Data West Solutions and Calypso Canada Ltd.). It is our intention to develop our own self sufficient “switch” associated directly with the Canadian INTERAC network.

The “switch” supplies the financial information to the “channel” in relationship to the processing of all surcharge fees that are associated with the customer use of the ATM. The opportunity for Vencash Capital to have an ownership interest in a “switch” is, of foremost importance to our management and we continue to give this project high priority.

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

Growth Strategy and Market Niche

Vencash Capital is an integrated ATM provider offering a complete suite of ATM management services ranging from ATM deployment, maintenance reporting and settlement. Vencash Capital has focused on organic growth over the past three (3) years and its management’s plan is to continue to its growth within the ATM market place into the future as follows:

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

The Canadian ATM Market

In late 1997, “non-conventional banking” participation and private ownership of ATMs was authorized allowing for participation within the “Canadian INTERAC system”. The “Canadian Interac Association” as used herein is a national organization linking enterprises that have proprietary networks to enable them to communicate with each other for purposes of exchanging electronic financial transactions. Five (5) Canadian Banking and Financial Institutions founded the association in 1984. As of March 2006, there were eighty-eight (88) member organizations. INTERAC is the organization responsible for the development of a national network of shared electronic financial services: INTERAC Shared Cash Dispensing Service (“SCD”) at ATMs and INTERAC Direct Payment Services (“IDP”), Canada’s national debit service. IDP is Canada’s national debit card service, available at more than 365,616 merchants across the country.

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

Competitors

i	DirectCash Income Trust – Canada’s largest ATM company in operation. It has offices and distribution centers in all of the major cities across Canada.

ii.	Frisco Bay –A large ATM corporation with integrated business operations which supplies security systems to major financial corporations and the banking industry.

iii.	Laser Cash (Threshold) – A large ATM operator in service. This corporation also has distribution capabilities across Canada with head offices located in Mississauga, Ontario.

iv.	Cash-Line – A Victoria, B.C. based corporation with ATM machines in service primarily across Western Canada.

v.	Ezee Cash-An Ontario and Quebec centered ATM company that has a national presence.

vi.	Several Regional and National Companies – These companies compete on a regional basis with Vencash Capital’s regional distributor network and nationally with Vencash Capital corporately.

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

We have a large customer base and a large geographical area in which to market our products. Vencash Capital presently has nine (11) distributors of its equipment, products and services under contract across Canada, two (2) contracted sales persons in Vancouver, B.C. and five (5) contracted sales persons in the Province of Alberta, Canada. Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada. Our management believes that the expansion of the present operations of Vencash Capital will allow for vertical integration of other opportunities for us to supply financial services and packages, which can be marketed in conjunction with the ATM placement network

Risk Assessment

The private “white label” ATM business is highly competitive. We face competition from large numbers of companies engaged in the selling and servicing of ATM products in all areas in which we may attempt to operate. Many of the programs and companies so engaged possess greater financial and personnel resources than us and therefore have greater leverage to use in developing technologies, establishing markets, acquiring prospects, hiring personnel and marketing. Accordingly, a high degree of competition in these areas is expected to continue. The major banks in Canada could aggressively enter the “white label” market and we could not overcome or compete with them due to their financial and corporate strength.

We and our subsidiaries are subject to the terms and conditions applicable to channels as set forth by the INTERAC network system.

b.	Business of Westsphere Financial Group Ltd.

Upon Management’s 2004 review and reorganization and consolidation of our business operations, we suspended all distribution, software injection and key coding related to point of sale placement on the switch. The sale and distribution systems remain ongoing through our controlled subsidiary, TRAC POS Processing Inc., and the corporate shell was sold in May 2005 to an arm’s length third party after being inactive for a period of six (6) months.

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

Alpine Resort Haven Ltd. (“Alpine”) was formed as a limited partnership with Kan-Can owning a seventy-four percent (74%) interest and acting as the general partner. Alpine constructed and operated a timeshare resort on the leased land, but was petitioned into bankruptcy in April 2000. On October 19, 2001, we purchased an additional fifty-seven percent (57%) interest in Kan-Can from 347830 Alberta Ltd. Westsphere we thereby became acquired a sixty-seven percent (67%) majority owner of 67% interest after the acquisition. Westsphere Our interest in Alpine later increased to then became a ninety-nine percent (99%) owner of Kan Can through as a result of a settlement reached with a corporation established by some of Alpine’s Resort’s timeshare owners.

On November 26, 2001, Kan-Can sold the head lease to the property for $465,087 ($740,000 CDN) along with Kan-Can common stock equaling thirty-two percent (32%) of the outstanding shares before the transaction. A mortgage bearing an interest rate of four-and-a-half percent (4.5%) with monthly payments (principal and interest) of $5,720 ($8,982 CDN), is accounted for by us as a debt investment being held to maturity. The shares received were returned to the treasury and cancelled. As a result of this transaction, our ownership percentage of Kan-Can increased to ninety-nine percent (99%) and we accordingly adjusted our equity in the subsidiary by $1,630. Kan-Can continues to have no business activities other than collecting the monthly mortgage payments resulting from the sale of the head lease on November 26, 2001. In 2004, we were notified by the mortgagee, and subsequently confirmed in documentary form, that the government head lease had been renewed for an additional twenty-five (25) years thereby entitling Kan-Can to the continued receipt of mortgage proceeds. Final payment of our mortgage financing arrangements mature with the last mortgage payment scheduled for August 3, 2007. It is anticipated that the business of Kan-Can will be wound down upon completion of the financial arrangements. On April 1, 2007, Banff Gate Mountain Resort Ltd. exercised their option to pay the mortgage in full.

With no further business operations and all outstanding receivables have been paid and received including the expiration forward benefits of any loss carried, Kan-Can will be either sold or wound down by Westsphere at the end of the first quarter of 2008 based on a best case formulation related to the divestiture of Kan Can from Westsphere’s business operations.

e.	Business of Westsphere Systems Inc.

Westsphere Systems was formed to provide us with technical services and is focusing its business development primarily on:

i.	Having received approval in March 2007 by INTERAC Association, as an acquirer in the Association’s SCD Service and as an acquirer in the Association’s IDP Service. This will make Westsphere Systems an indirect connector, thereby resulting in it owning and managing a switch. Westsphere Systems has been working with ACI on Demand in the switch development.

ii.	Providing internal security for intellectual property and technical development.

iii.	Providing premium in-house web-hosting services to us and other selected customers.

iv.	Providing in-house (or through joint venture relationships) proprietary development space and business support for in-house product development, where certain proprietary rights and development are obtained for services supplied by Westsphere Systems in order to integrate these developments into our present subsidiaries.

v.	Design and development of proprietary software for our specific business development and hardware.

Westsphere Systems has a staff of (5) one and (3) three contractor developers/engineers/designers with diverse technical backgrounds including:

i.	Hardware and systems design specialists with twelve (12) years international experience.

ii.	Server and DNS specialists with global experience particularly centered in Korea and eastern Asia.

iii.	Multi-national professional sales experience centering on sale of electronic components and equipment.

iv.	Software engineering and development.

v.	Web Design and Graphic content

f.	Business of E-Debit International Inc.

E-Debit initial development stages focused on meeting the payment system needs of current and potential online shoppers. E-Debit’s business model was based on an anonymous payment system to protect the identity of the purchaser while allowing for guaranteed payment to the merchant. E-Debit intended to accomplish this system by developing and marketing a secure, anonymous online payment system that could be used by online consumers and merchants.

The events of September 11, 2001 caused our management to seriously evaluate the anonymity factor of the E-debit process, particularly because the E-debit process allowed for the anonymous transfer of currency. The anonymity extended to E-Debit as the E-debit account holder’s identity would not be available to E-Debit once the account numbers had been changed by the individual account holder, thereby allowing currency transfers without any ability to track or trace the account holder.

On February 11, 2004, we entered into a purchase agreement to acquire an additional ten percent (10%) interest in E-Debit from a non-affiliated third party E-Debit shareholder. With this purchase, E-Debit became one of our wholly owned subsidiaries. The function of E-Debit has been expanding in conjunction with the original functionality of the E-debit process. The business model has been amended in order to incorporate and integrate the E-debit process into the aspects of our ATM, POS and Westsphere Systems Inc. business opeartions. This project is now pending until determination of its appropriate applications. E-Debit has had no new business activity to date.

g.	Business of Cash Direct Financial Services Inc.

Cash Direct was formed to expand our “non-conventional banking” operations branded “Personal Financial $olutions”.

The first Personal Financial Solutions storefront commenced business operations on November 1, 2004 supplying short-term cash advance loan agreements under the brand name “CashDirect Advance”, cheque cashing services, corporate registry and filing and other related services.

Cash Direct generated revenues from its investment in Personal Financial $olutions and through its first beta site which grew on a monthly basis during the first full year of operations. It was apparent that the beta test supported the acceptance, convenience, versatility and reliability of the Cash Direct proprietary hardware and related software and although two (2) additional Personal Financial $olutions arms length privately held distributorships – one in Edmonton, Alberta and another in Calgary, Alberta

With the start up of the second Calgary Personal Financial $olutions independent business centre on March 15, 2006, the Calgary beta test store was wound down and its client base was transferred to the Calgary, Alberta distributor which continued to operate into 2007. The Calgary, Alberta based distributor wound down its business operations in mid 2007 while the Edmonton, Alberta based distributor suspended his business operations in order to renovate the building which housed his distributorship.

The Corporation has determined that the operation of cheque cashing services, corporate registry and filing services was not in the core business model as the fee per transaction based business operations of its ATM, POS and card management businesses. As a result we have been meeting with the Edmonton based distributor to determine whether we wind this business down or sell off the business concept to the remaining distributor. This determination should be concluded by the end of the 2nd quarter of 2008.

Current Stage of Our Development

Our group of companies employs eighteen (18) full-time employees and three (3) contracted consultants working in our offices in Calgary, Alberta.

We were incorporated in Colorado on July 21, 1998, and hold wholly owned subsidiaries which conduct business throughout Canada. We file and prepare our financial information in accordance with U.S. generally accepted accounting principles (“GAAP”).

ITEM 2.   DESCRIPTION OF PROPERTIES

Principal Offices and Other Property

Our property holdings are as follows:

1.	2140 Pegasus Way N.E. Calgary, Alberta T2E 8M5

Effective March 15, 2004, we consolidated all of our business operations into an 8,356 square foot facility in the northeast industrial area of Calgary just minutes from the Calgary International Airport. We leased this property at a rate of $12,619 CDN per month including operating expenses, plus applicable taxes. This facility houses our administrative headquarters, Vencash Capital’s operations, service and administrative center, Westsphere Systems and E-Debit. On June 6, 2006, we renewed the lease for an additional five (5) years commencing on March 14, 2007 and ending on March 14, 2012.

ITEM 3.   LEGAL PROCEEDINGS

We have been a party to legal proceedings which have arisen in our normal course of business. We are presently involved in the following material litigation:

Ontario Superior Court of Justice – Action No. 2940-04SR Peter Gregory (Plaintiffs/Defendant by Counterclaim) vs. Vencash Capital Corporation (Defendants/Plaintiff by Counterclaim)

On May 28, 2004, Peter Gregory, a Vencash Capital distributor and agent, filed a claim for wrongful dismissal in the Ontario Superior Court of Justice against Vencash Capital for $260,000 (CDN). On July 30, 2004, Vencash Capital filed a Statement of Defence and Counterclaim in the amount of $1,600,000 for breach of contract, breach of confidence, breach of fiduciary duties, interference with economic relations, damages for inducing breach of contract and punitive damages. We believe Mr. Gregory’s claim to be without merit and have not accrued a liability for the claim. This matter is still in the Discovery mode and continuing dialogue & documents are being exchanged between our legal counsel & Gregory’s counsel. No court dates or Hearing dates have yet been set.

Vencash is involved in other civil claims which have arisen in our normal course of business. These claims are of minor issues and will not cause any significant material changes to the business.

Investment Policies

We do not have any investments in real estate, real estate mortgages or securities involving real estate.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the shareholders during the fourth quarter of our 2007 fiscal year. The Annual Meeting of Shareholders will be held on December 06, 2008.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 22, 2001, our common stock was posted for trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “WSHA”.

Effective April 01, 2005, our common stock was trading on the OTCBB under the symbol “WSHE”. Our preferred shares are non-trading and voting is vested with the Board of Directors.

We approved twenty (20) to one (1) rollbacks at the shareholder meeting held January 22, 2005 which took effect on April 1, 2005. Consequently, the following highs and lows are affected by the rollback:

2007	High	Low
1st Quarter	$1.100	$0.970
2nd Quarter	$0.660	$0.590
3rd Quarter	$0.532	$0.525
4th Quarter	$0.330	$0.320

2006	High	Low
1st Quarter	$0.383	$0.377
2nd Quarter	$0.234	$0.231
3rd Quarter	$0.328	$0.322
4th Quarter	$0.255	$0.251

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of March 31, 2008, we had two hundred and eighty-three (283) shareholders of record of our common stock and one hundred sixty (160) shareholders of record of our preferred stock.

No dividends on outstanding common or preferred stock have been paid within the last two (2) fiscal years or during any interim periods. We do not anticipate or intend to pay any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by	0	0	0
security holders

Equity compensation plans not	214,583	$193,421	0
approved by security holders (1)

Total	214,583	$193,421	0

(1)     The Board of Directors adopted the Westsphere Asset Corporation 2004 Stock Option and Stock Award Plan. The Plan is administered by the Company’s President, Mr. Douglas Mac Donald. The maximum number of shares of the Common Stock that may be optioned or awarded under this Plan is 7,500,000 shares, subject to adjustment as provided in the Plan. No Participant shall receive, over the term of this Plan, awards of free trading stock and restricted stock, awards in the form of stock appreciation rights or options, whether incentive stock options or options other than incentive stock option, to purchase more than 20 percent of the total shares of Common Stock authorized for issuance under the Plan.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Westsphere and its subsidiaries generated a net loss of $314,427 from operations for the twelve month period ending December 31, 2007. During the period of operations ending December 31, 2006, Westsphere and its subsidiaries generated a net income of $139,794. The decrease in year 2007‘s net income of $454,221 over the previous year was primarily due to a significant increase in legal and accounting fees of $106,798, an increase in salaries and benefits of $112,021, an increase in travel, delivery and vehicle expenses of $43,924, an increase in other expenses of $87,668, an increase in interest expense of $15,790, a significant decrease in currency exchange gain of $95,413, and a decrease in interest income of $48,032.

An increase in legal and accounting fees was primarily due to an increase in a number of minor lawsuits from Westsphere’s subsidiary Vencash. However, these lawsuits have no significant material impact to the business. The audit and filing fees also increased was caused by the transition process to a new auditor as required by the professional accounting standards for an auditor to rotate every five years term.

An increase in salaries and benefits from the previous year 2006 of $724,448 to $836,469 which was primarily due to an additional three new positions to the organization; a sales manager, a service technician, and a junior accountant.

An increase in travel, delivery and vehicle expenses was caused by an increase in number of placement of ATMs in the marketplace, and Westsphere’s subsidiary, Vencash, leased four additional vehicles for the Sales and Service departments.

An increase in other expenses was primarily caused by an increase in office lease and staff accommodation totaling $44,756, an impairment loss totaling $23,719 on the purchase of additional 26% interest in Trac Pos Processing Inc., and the remainder of $19,193 was related to various general and administrative expenses.

An increase in interest expense was due to Westsphere entered into two new loan agreements during year 2007 totaling $235,234 ($231,000 CDN), bearing interest at 12% per annum, blended monthly payments of interest only of $2,352 ($2,310 CDN). The purpose of these loan are to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers ATM equipment and site locations. In addition, Westsphere also committed to pay $1,527 ($1,500 CDN) interest per month to an investor whose vault cash Westsphere’s subsidiary Vencash customer ATM equipment and site locations. Revenue from these funds will be generated from surcharge transactions.

The decrease in gain on currency exchange of $95,413 was caused by Westsphere’s subsidiary Vencash no longer experiencing the fluctuation of currency exchange gain of 15% as the same period from previous year which is used between the time the payable is recorded and the time the payable is paid to an ATM supplier.

A significant decrease in interest income of $48,032 was primarily caused by the sale of the sales-type lease contract in November 2006 and the mortgage receivable was paid in full on April 1, 2007. Therefore, no interest income was earned.

Also contributing to the decrease in year 2007‘s net income was a decrease of $230,694 in gross revenue. The decrease is primarily caused by a decrease in equipment and supplies sales of $96,163, a decrease in residual and interchange income of $101,805, and a decrease in other revenue of $32,726.

The significant decrease in net of equipment and supplies sales was due to Westsphere’s subsidiary Vencash Capital Corporation mainly focusing on the placement, and finance/lease program offered by an ATM supplier in year 2006. The finance/lease program provides Vencash Capital an opportunity to place more ATMs in the marketplace at a lower cost. However, due to changes within the organization of a major Vencash ATM supplier, equipment and supply agreements along with related transaction processing agreements signed in the latter part of year 2006 are presently in dispute.

The decrease in residual and interchange income gross of $101,805 from the previous year: in 2006 the gross of residual and interchange income totaled $4,162,286, whereas in 2007, the gross of residual and interchange income totaled $4,060,481. This decrease was mainly caused by a decrease in the number of placements of ATMs in year 2007. In addition, according to Canadian Interac data, the number of transactions using an ATM other than the cardholder’s institution has dropped from 375 million in 2001 to 285 million in 2006 and the number of shared ATMs increased by 4% but the number of shared cash dispensing decreased by 6.5%.

In January 2007, Westsphere issued 31,058 common shares at a fair market value at $1.38 ($1.62 CDN) per share.  We executed a share exchange agreement with unaffiliated TRAC shareholders to exchange a total of 24,142 shares of our common stock at $1.38 ($1.62 CDN) per share for a nineteen percent (19%) interest plus $19,092 ($22,500 CDN) shareholders loan in TRAC. Concurrently, we entered into share exchange agreements with affiliated TRAC shareholders, Jack Thomson and Brett Border, to exchange a total of 6,916 shares of our common stock at $1.38 ($1.62 CDN) per share for a twelve percent (7%) interest in TRAC. Mr. Thomson is a member of our Board of Directors and Mr. Border is the President of Vencash Capital and TRAC. This share exchange resulted in increasing our holdings in TRAC to eighty-two percent (82%).

In March 2007, Westsphere received $7,017 from an executive officer who exercised a portion of his 2002 options to purchase 10,025 shares of common stock.

In May 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier requiring blended monthly payments of principal and interest of $885 ($869 CDN) to May 2012; with a final payment of $90 in May 2012.

In June 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, requiring blended monthly payments of principal and interest of $885 ($869 CDN) to June 2012; with a final payment of $90 in June 2012.

In September 2007, Westsphere’s subsidiary Vencash entered into a loan agreement totaling $101,833 ($100,000 CDN) with an external arms-length investor, blended monthly payments of interest only of $1,018 ($1,000 CDN) to September 2008 with an automatic extension for a further 6 month term.  The principle is to be repaid in a maximum of 18 months.  The purpose of the loan is to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers’ ATM equipment and site locations.

In October 2007, Vencash Capital Corporation commenced an agreement with Trans Armored Canada Ltd. a Halifax, Nova Scotia, Canada based corporation providing armored transport/ATM technical services for the delivery of currency and maintenance of cash dispensing machines.  The terms of the agreement allows an option for Vencash to acquire a twenty percent share position within TAC and the allocation of the right to appoint fifty percent of the board of Directors of TAC.  Financially Vencash will participate equally with TAC in the distribution of revenues both profit and loss.  To date Vencash has not acquired any TAC ownership nor has Vencash appointed any Directors to TAC.

On October 21, 2007, Westsphere Asset Corporation, Inc. through its subsidiary companies Vencash Capital Corporation and Westsphere Systems Inc. have commenced an agreement with ACI Worldwide Inc. for the enablement of Westsphere Systems Inc to become a new ATM/POS acquirer (“Switch”) in the Canadian marketplace and in association with Canadian electronic payment network, Interac whereby Westsphere Systems Inc. is an indirect connect member.

In order to fund Westsphere’s business growth in TAC and in its development of its electronic payment Switch as per its agreements with TAC and ACI, Westsphere is dependent upon private placements, loans and/or joint venture arrangements along with Westsphere’s subsidiary cash flows to meet its financial needs.

On November 5, 2007, Westsphere’s subsidiary Westsphere Systems Inc. raised $133,401 ($131,000 CDN) through a loan agreement with an external arm-length investor, blended monthly payments of interest only of $1,334 ($1,310 CDN) to October 2009, with an automatic extension for a further 12 month term.  The purpose of the loan is to funds the start up costs for the switch development.

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

As of December 31, 2006, Westsphere’s current liabilities consisted of accounts payable of $576,621 and accounts payable to related parties of $122,463. Accounts payable includes a payable of $12,506 to suppliers for the purchase of ATM machines and POS machines, $174,740 is payable for the return of surcharge and interchange, long term lease payable to ATM suppliers in the amount of $197,475, legal and accounting fees of $32,894, and $159,006 due for consulting services, office expenses and various other general fees and charges.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $64,624, a loan advanced from Westsphere’s President in the amount of $32,102, and a cash advance from Westsphere’s Vice President in the amount of $25,737 which was repaid in January 2007.

Long term liabilities as at December 31, 2006 consisted of a bank loan totaling $14,125 for funds to pay down accounts payable to a major supplier, and $223,771 for outstanding accounts due to shareholders of Westsphere. Westsphere’s shareholder loans related to TRAC of $155,183 has an interest rate of 18% per annum. This is a demand loan.  The remaining balance of shareholder loans total $68,588 with no specific terms of repayment.

Shareholders’ equity as of December 31, 2006 was $366,772, inclusive of an accumulated loss from operations of $1,635,374, as compared to shareholders equity of $105,557 as of the same date from the previous year. The increase in shareholders’ equity of $261,215 was primarily due to a restatement of year 2004 intangible assets of TRAC POS remainder impairment loss of $285,631. At December 31, 2004, Westsphere’s management evaluated the estimated future cash flows associated with the intangible assets of TRAC POS, and recorded an impairment loss of $491,205. After further analysis, Westsphere’s management determined that the impairment should have included an additional loss of $285,631 for the fiscal year ending 2004. Retained earnings and the Statement of Stockholders’ Equity have been restated for this amount.

Total issued and outstanding share capital as of the year ending December 31, 2005 was 621,939 common shares and 1,215,721 preferred shares as compared to a total of 551,702 common shares and 1,416,143 preferred shares as of December 31, 2006. The conversion from common to preferred shares during the year is a result of the shareholder’s resolution, approved at the Annual Meeting of Shareholders held on December 7, 2002.

In December 2006, Westsphere issued 130,185 preferred shares: 4,767 preferred shares issued to a former employee who exercised his option, and 125,418 preferred shares issued to four convertible debentures related parties who exercised their options to convert into preferred stock at $1 per share. The outstanding debentures are payable to persons who are shareholders of the Company.

During fiscal year 2007, total assets increased to $1,546,748 primarily due to an increase in accounts receivable of $190,120, an increase in accounts receivable – related parties of $28,093, an increase in inventory of $45,593, an increase in prepaid expense and deposit of $45,737, an increase in property and equipment, net of depreciation of $100,533, and an increase in intellectual property of $36,939. The increased is partially offset against a decrease in mortgage receivable of $61,291 and a decrease in cash of $201,688.

The increase in accounts receivable of $190,120 is primarily consist of $239,308 ($235,000 CDN) notes receivable bearing interest at 0% per annum, requiring no monthly payments. The Company can demand funds be returned at anytime. The purpose of these notes receivable are to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers ATM equipments and site locations. Revenue from these notes is generated from surcharge transactions. The increase in notes receivable is partially offset against a decreased in operating receivable of $49,188.

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

The increase in prepaid expense and deposit was primarily caused by a prepayment to ACI Worldwide Inc. of $45,000 ($41,085 CDN). In October 2007, Westsphere Asset Corporation, Inc. through its subsidiary companies Vencash Capital Corporation and Westsphere Systems Inc. have commenced an agreement with ACI Worldwide Inc. for the enablement of Westsphere Systems Inc to become a new ATM/POS acquirer (“Switch”) in the Canadian marketplace and in association with Canadian electronic payment network, Interac which Westsphere Systems Inc. is an indirect connect member.

The increase in property and equipment, net of depreciation, was caused by the purchase of used ATMs from investors at below market costs and an exercised early buyout on the leased ATMs.

The increase in intellectual property was caused by the switch development project with ACI Worldwide Inc. The project is expecting to complete by May 2008.

The increase is partially offset against a decrease in cash of $201,688; a decrease in current portion of mortgage receivable of $48,361; and a decrease in mortgage receivable of $12,930. Banff Gate Mountain Resort Ltd., the mortgagee, has exercised their option to pay the mortgage in full on April 1, 2007.

As of December 31, 2007, Westsphere’s current liabilities consisted of accounts payable of $504,886, current portion of loans of $113,034, and accounts payable to related parties of $178,350. Accounts payable includes a payable of $26,076 to suppliers for the purchase of ATM machines and POS machines; $179,423 is payable for the return of surcharge and interchange; legal and accounting fees of $119,079; accrued vacation payable of $44,066, and $136,242 due for consulting services, office expenses and various other general fees and charges.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $68,348, a loan advanced from Westsphere’s President in the amount of $46,317, a loan advanced from Vencash’s President in the amount of $12,769, and a cash advance from Westsphere’s Vice President in the amount of $50,916 which was repaid in January 2008.

Long term liabilities as at December 31, 2007 consisted of a shareholder loans totaling $264,310, and loans payable, less current portion of $324,633. Westsphere’s shareholder loans related to TRAC of $213,393 has an interest rate of 18% per annum. This is a demand loan.  The remaining balance of shareholder loans total $50,917 with no specific terms of repayment.

Westsphere’s subsidiary Vencash entered into two loan agreements with its major ATM supplier in July of 2006.  The first loan agreement of $161,249 ($188,080 CDN) bearing interest at 6% per annum requires blended monthly payments of principal and interest of $4,452 to March 2009. As of December 31, 2007, the balance is $100,446 ($98,638 CDN). The second loan agreement of $36,226 (42,254 CDN), bearing interest at 18% per annum, requires blended monthly payments of principal and interest of $1,041 to July 2011; with a final payment of $90 in August 2011. These two loan payables are classified under current liabilities as an operating payable at the time of filing the 10KSB 2006.  These two loans were converted into a formal loan payable during the first quarter of 2007. As of December 31, 2007, the balance is $37,997 ($37,313 CDN). These loans are reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In May 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $820 ($869 CDN) to May 2012; with a final payment of $90 in May 2012. As of December 31, 2007, the balance is $31,792 ($31,220 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In June 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $820 ($869 CDN) to June 2012; with a final payment of $90 in June 2012. As of December 31, 2007, the balance is $32,195 ($31,616 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In September 2007, Westsphere’s subsidiary Vencash entered into a loan agreement totaling $100,715 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,007 ($1,000 CDN) to September 2008 with an automatic extension for a further 6 month term.  The principle is to be repaid in a maximum of 18 months.  The purpose of the loan is to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers’ ATM equipment and site locations. As of December 31, 2007, the balance is $101,833 ($100,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

On November 5, 2007, Westsphere’s subsidiary Westsphere Systems Inc. raised $133,401 ($131,000 CDN) through a loan agreement with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,334 ($1,310 CDN) to October 2009, with an automatic extension for a further 12 month term. As of December 31, 2007, the balance is $133,404 ($131,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

Shareholders’ equity as of December 31, 2007 was $161,535, inclusive of an accumulated loss from operations of $1,949,801, as compared to shareholders equity of $366,772 as of the same date from the previous year. The decrease in shareholders’ equity of $205,237 was primarily due the current year deficit of $314,427 and partially offset against an increase in common stock issued of $49,699.

In January 2007, the Corporation executed a share exchange agreement with non-affiliated third party TRAC shareholders to exchange a total of 24,142 shares at $1.62 CDN per share of the Corporation’s common stock in exchange for a nineteen (19%) percent interest in TRAC POS and affiliated TRAC shareholders, Jack Thomson and Brett Border to exchange a total of 6,916 shares at $1.62 CDN per share of the Corporation’s common stock in exchange for a twelve (7%) percent interest in TRAC POS Processing Inc. Mr. Thomson is a member of Westsphere’s Board of Directors and Mr. Border is the President of Vencash Capital Corporation and Trac POS Processing Inc. This share exchange resulted in Westsphere holding an 82% majority shareholder position in TRAC. (See “-Business of TRAC POS Processing Inc.” below.)

On March 8, 2007, 10,025 common shares issued to Westsphere’s Vice President, Robert L. Robins who exercised a portion of his 2002 options at $0.70 per common share.

Total issued and outstanding share capital as of the year ending December 31, 2006 was 551,702 common shares and 1,416,143 preferred shares as compared to a total of 592,785 common shares and 1,416,143 preferred shares as of December 31, 2007.

Liquidity

Westsphere was able to raise $235,234 ($231,000 CDN) from the collection of loans payable in the latter part of year 2007. The cash is used for circulation in Vencash’s owned ATMs of $101,833 ($100,000 CDN) and $133,401 ($131,000 CDN) is used for the switch development. Westsphere did not raise funds last year to facilitate Vencash Capital growth opportunities due to the condition of Corporations’ financial market.

Westsphere expects that its need for liquidity will increase in 2008 in anticipation of expending funds to develop its growth and upgrade plan.  The need is due to the finance/lease requirements to replace an aged estate of ATM equipment which is under VenCash management and/or ownership. Due to changes within the organization of a major Vencash ATM supplier, equipment and supply agreements along with related transaction processing agreements signed in the latter part of year 2006 are presently in dispute. This has resulting in a requirement to find additional financial recourses related to growth in its ATM business and to determine whether or not Vencash’s current ATM equipment supplier can meet the upgrade requirements as set forth in regards to meet ongoing regulatory compliance.

Short Term

On a short term basis, Westsphere’s subsidiary Vencash Capital will generate sufficient revenues to meet overhead needs.  In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. Westsphere believes that it will continue as a going concern with the present revenues from its subsidiary Vencash Capital Corporation but it would be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Vencash.

Westsphere’s current assets of $1,062,166 are higher than its current liabilities of $847,186 as at the year ending December 31, 2007.  The current liabilities include the accounts payable to related parties of $178,350 which consist of the bonuses to Officers and Directors payable carried forward from year 2002 in the amount of $68,348, a loan advanced from Westsphere’s President in the amount of $46,317, a loan advanced from Vencash’s President in the amount of $12,769, and a cash advance from Westsphere’s Vice President in the amount of $50,916 which was repaid in January 2008.

In March 2008, the Company has entered into an agreement to sell all inactive companies to external arms-length investors and expecting to complete the sale by the second quarter of year 2008. The purpose of the sale is to save costs and reduce the audit and legal fees, since these companies do not have business activities or are outside of the Corporations fee per transaction revenue model.

Long Term

As mentioned above, Westsphere believes that its subsidiary, Vencash Capital, generates sufficient ongoing revenue to ensure that Westsphere is a going concern.

In order for Westsphere’s subsidiaries to remain competitive in the marketplace, Westsphere, through its subsidiary Westsphere Systems Inc. has successfully gained membership into the Canadian Interac Association as an Acquirer. This will enable the direct processing of ATM, POS and other transactions for its other subsidiaries, Vencash and Trac POS. Westsphere has sourced out an industry leader, ACI Worldwide, and invested in the development and ongoing support required to facilitate the processing of transactions. Westsphere Systems Inc. will process all transactions through its association with ACI thereby eliminating the costs, restrictions, and potential risks of relying on third party processors. Most importantly, the investment in the processor, or switch, will also enable Westsphere’s direct entry into new and emerging markets such as card management and processing. To fund the switch development project, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds.

Capital Resources

The primary capital resource of Westsphere is the operations of Vencash Capital, its wholly owned subsidiary.

ITEM 7.    FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2007

Page
Report of Independent Registered Public Accounting Firm	F-2 to F-3

Consolidated Financial Statements:

Consolidated Balance Sheet at December 31, 2007	F-4

Consolidated Statements of Operations for the Years Ended December 31,	F-5
2007 and 2006

Consolidated Statement of Changes in Stockholders' Equity for the Period	F-6
from January 1, 2006 through December 31, 2007

Consolidated Statements of Cash Flows for the Years Ended December 31,	F-7
2007 and 2006

Notes to Consolidated Financial Statements	F-8 to F-18

Report of Independent Registered Public Accounting Firm

Board of Directors
Westsphere Asset Corporation, Inc.

        We have audited the accompanying consolidated balance sheets of Westsphere Asset Corporation, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westsphere Asset Corporation, Inc. as of December 31, 2007 and the consolidated results of their operations, stockholders’ equity, and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
April 4, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors
Westsphere Asset Corporation, Inc.

        We have audited the accompanying consolidated balance sheets of Westsphere Asset Corporation, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westsphere Asset Corporation, Inc. as of December 31, 2006 and the consolidated results of its operations, stockholders’ equity, and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033

April 16, 2007

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
ASSETS

CURRENT ASSETS
Cash	$211,710	$413,398
Accounts receivable net of allowance for doubtful
accounts of $88,258 and $75,292	483,934	293,814
Accounts receivable - related parties	39,656	11,563
Inventory	264,027	218,434
Prepaid expense and deposit	62,839	17,102
Current portion of mortgage receivable	—	48,361

Total current assets	1,062,166	1,002,672

Property and equipment, net of depreciation	377,986	277,453
Note receivable	11,502	—
Intellectual property	39,228	2,289
Mortgage receivable	—	12,930
Deferred tax benefits	55,866	8,408

Total assets	$1,546,748	$1,303,752

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$504,886	$576,621
Current portion of loans	113,034	—
Accounts payable, related parties	178,350	122,463

Total current liabilities	796,270	699,084

Shareholder loans	264,310	223,771
Bank loan	—	14,125
Loans payable, less current portion	324,633	—

Total liabilities	1,385,213	936,980
Minority interest in subsidiaries	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock - authorized 75,000,000 shares, no par value,
1,416,143 shares issued and outstanding at
December 31, 2007 and December 31, 2006	1,400,719	1,400,719
Common stock - authorized 75,000,000 shares, no par value;
592,785 shares issued and outstanding at
December 31, 2007 and 551,702 at December 31, 2006	558,960	509,261
Accumulated other comprehensive income	151,657	92,166
Accumulated deficit	(1,949,801)	(1,635,374)

Total stockholders' equity	161,535	366,772

Total liabilities and stockholders' equity	$1,546,748	1,303,752

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	2007		2006
Revenue -
Equipment and supplies		$289,736	$385,899
Residual and interchange income		4,060,481	4,162,286
Other		80,706	113,432

Total revenue		4,430,923	4,661,617

Cost of sales -
Equipment and supplies		244,961	348,674
Residual and interchange costs		2,418,863	2,532,531
Other		136,428	148,249

Total cost of sales		2,800,252	3,029,454

Gross profit		1,630,671	1,632,163
Operating expenses -
Depreciation and amortization		113,374	120,508
Consulting fees		177,537	171,275
Legal and accounting fees		181,869	75,071
Salaries and benefits		836,469	724,448
Travel, delivery and vehicle expenses		186,156	142,232
Currency exchange		(16,490)	(111,903)
Other		463,908	376,240

Total operating expenses		1,943,823	1,497,871

Income (loss) from operations		(313,152)	134,292

Other income -
Interest income		11,075	59,107
Interest expense		(58,303)	(42,513)

Net income (loss) before income taxes		(360,380)	150,886

Provision for income taxes		45,953	(11,092)

Net income (loss)		$(314,427)	$139,794

Net income (loss) per common share
Basic		$(.54)	$.24
Fully Diluted	$	nm	$.07

Weighted average number of shares outstanding
Basic		584,569	565,748
Fully Diluted		2,000,712	1,866,555

Other comprehensive income (loss) -
Net (loss) earnings		$(314,427)	$139,794
Foreign currency translation adjustment		59,491	(34,670)

Total comprehensive income (loss)		$(254,936)	$105,124

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2007 and 2006

	Preferred Stock		Common Stock		Foreign Currency Translation	Accumulated
	Shares	Amount	Shares	Amount	Adjustment	(Deficit)	Total
Balance, January 1, 2006	1,215,721	$1,182,897	621,937	$570,992	$126,836	$(1,775,168)	$105,557

Imputed interest contributed	—	—	—	6,635	—	—	6,635
Exercise of options	4,767	4,481	—	—	—	—	4,481
Conversion of Debenture	125,418	144,975	—	—	—	—	144,975
Exchange of common stock
for preferred	70,237	68,366	(70,237)	(68,366)	—	—	—
Net income for the year ended
December 31, 2006	—	—	—	—	(34,670)	139,794	105,124
Rounding *	2	—	2	—	—	—	—

Balance, December 31, 2006	1,416,143	1,400,719	551,702	509,261	92,166	(1,635,374)	366,772

Exercise of options	—	—	10,025	7,017	—	—	7,017
Shares issued for acquisition
of subsidiary stock	—	—	31,058	42,682	—	—	42,682
Net income for the year ended
December 31, 2007	—	—	—	—	59,491	(314,427)	(254,936)

Balance, December 31, 2007	1,416,143	$1,400,719	592,785	$558,960	$151,657	$1,949,801	$161,535

*The rounding of 2 shares is due to 20:1 split of the common share.

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net (loss) income from operations	$(314,427)	$139,794
Reconciling adjustments -
Depreciation and amortization	113,374	120,508
Other non-cash transactions	51,303	6,710
Changes in operating assets and liabilities
Accounts receivable	(159,998)	5,631
Inventory	(4,584)	96,852
Prepaid expenses and other	(88,545)	34,406
Accounts payable and accrued liabilities	(57,817)	(369,122)

Net cash (used for) provided by operations	(460,694)	34,779

Cash flows from investing activities:
Purchase of equipment	(282,867)	(117,524)
Disposal of equipment	71,907	18,324
Collections of loans receivable	72,915	87,427

Net cash (used for) investing activities	(138,045)	(11,773)

Cash flows from financing activities:
Exercise of options	7,017	4,481
Proceeds from loans	347,340	—
Repayments of loans	(16,804)	(96,154)

Net cash provided by (used in) financing activities	337,553	(91,673)

Foreign currency translation adjustment	59,498	(2,734)

Net change in cash and cash equivalents	(201,688)	(71,401)
Cash at beginning of year	413,398	484,799

Cash at end of year	$211,710	$413,398

Supplemental schedules:
Cash paid for interest	$15,394	$18,424
Cash paid for income taxes	$9,359	$—
Noncash investing and financing activities
Shares issued to settle debt	$—	$144,976

WESTSPHERE ASSET CORPORATION, INC.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

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

During the period from June 1999 through October 2001 the Company acquired 99% of Kan-Can Resorts Ltd. (Kan-Can), an Alberta company, by exchanging stock.

On May 16, 2000, Vencash ATM/POS Services Inc. (formerly VC/POS/ATM Services Inc.) and Westsphere Systems Inc. (formerly 880487 Alberta Ltd.) were incorporated as wholly owned Alberta subsidiaries of the Company.

During 2000 and 2001, the Company acquired a 90% interest in E-Debit International Inc. (E-Debit), a company engaged in the development of online payment systems, and which has no other operations. On June 1, 2004, the Company acquired the remaining 10% interest in E-Debit International Inc., which increased the ownership to 100%.

During the period from May 2000 to July 2004, the Company acquired a 56% interest in Trac Pos Processing Inc. (Trac); Trac is a distributor and financial processor of point-of-sale (POS) terminals. On January 26, 2007, the Company acquired an additional 26% interest in Trac Pos Processing Inc., which increased the ownership to 82%.

On January 4, 2005, the Company incorporated a wholly owned Alberta subsidiary, Westsphere Capital Group Ltd. to supply operational, financial, and administrative support to the Westsphere Group of companies.

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

Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using a declining balance method over the estimated useful lives of the property and equipment.

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing the net (loss) by the weighted average number of shares outstanding during the years ended December 31, 2007 and 2006. Diluted earnings (loss) per common share is calculated by dividing the applicable net earnings (loss) by the sum of the weighted-average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive Westphere Asset Corporation, Inc. common shares had been issued during the years ended December 31, 2007 and 2006.

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

WESTSPHERE ASSET CORPORATION, INC.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collection is reasonably assured.

Revenues from sales, leasing and servicing of individual cash vending machines are recognized when substantially all significant events to be provided by the Company have been performed. Interchange and residual revenues from the operation of vending and point-of-sale machines are recognized when the transaction is processed and due to the company.

The Company rents ATM machines to customers on a month-to-month basis. The carrying value of property rented to customers as of December 31, 2007 is $57,852. Because all rental agreements are on a month-to-month basis, there are no minimum future rentals.

The Company offers no warranties or right of return beyond manufacturers’ warranties.

Foreign Currency

The functional currency of the Company and its subsidiaries is the Canadian dollar. The Company translates amounts into United States dollars using the current rate method. Under this method, assets and liabilities are translated to United States dollars at current exchange rates; revenues and expenses are translated at the average exchange rate during the period, and equity account are translated at the historical rate. Related translation adjustments are reported as other comprehensive income, a component of stockholders’ equity.

Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All inter-company accounts have been eliminated in the consolidation.

Minority interests in the income and equity of consolidated subsidiaries that are less than wholly-owned are recorded except when the subsidiary has a deficit and there are no agreements for the minority shareholders to contribute additional capital. As of December 31, 2007 all minority-owned subsidiaries had deficits and therefore no minority interest is recorded.

Advertising expenses

The Company expenses advertising costs as incurred and the total amounts for 2007 and 2006 where nominal.

WESTSPHERE ASSET CORPORATION, INC.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Reclassifications

Certain comparative figures for the prior period have been reclassified to conform to the current year presentation.

Dividends

The Company paid no dividends during the years presented.

Recent Accounting Pronouncements

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

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on the consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment consists of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value	Depreciation Rate and Method
December 31, 2006 -
Office furniture and
equipment	$86,779	55,623	31,156	20% DB
Computer hardware and
software	203,614	154,628	48,986	30% DB
ATM machines	352,247	178,321	173,926	30% DB
Other	69,403	46,018	23,386	Var

	$712,043	434,590	277,453

December 31, 2007 -
Office furniture and
equipment	$123,404	69389	54,015	20% DB
Computer hardware and
software	255,899	205,709	50,190	30% DB
ATM machines	488,849	236,469	252,380	30% DB
Other	86,281	64,880	21,401	Var

	$954,433	576,447	377,986

WESTSPHERE ASSET CORPORATION, INC.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized. Depreciation and amortization expense for the years ended December 31, 2007 and 2006 totaled $113,374 and $120,508, respectively.

Note 4 – Intellectual Property

In order for Westsphere’s subsidiaries to remain competitive in the marketplace, Westsphere, through its subsidiary Westsphere Systems Inc. has successfully gained membership into the Canadian Interac Association as an Acquirer. This will enable the direct processing of ATM, POS and other transactions for its other subsidiaries, Vencash and Trac POS. Westsphere has sourced out an industry leader, ACI Worldwide, and invested in the development and ongoing support required to facilitate the processing of transactions. Westsphere Systems Inc. will process all transactions through its association with ACI thereby eliminating the costs, restrictions, and potential risks of relying on third party processors. Most importantly, the investment in the processor, or switch, will also enable Westsphere’s direct entry into new and emerging markets such as card management and processing.

Note 5 – Notes Receivable

There are five notes receivable which are demand loan agreements. The first note receivable of $26,916 ($31,112 CDN) has a three year term, bears interest at 12% per annum, and requires monthly payments of principal and interest of $894 ($1,033 CDN) to December 1, 2009. The current balance is $22,354 ($21,952 CDN).

The second note receivable of $5,443 ($6,292 CDN) has a five year term, bears interest at 18% per annum, and requires monthly payments of principal and interest of $138 ($160 CDN) to December 15, 2009. The current balance is $1,775 ($1,743 CDN).

The remaining three notes receivable total $239,308 ($235,000 CDN), carry no interest rate, and require no monthly payments. The Company can demand funds be returned at anytime. The purpose of these notes receivable are to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers ATM equipments and site locations. Revenue from these notes is generated from surcharge transactions. (These balances do not agree with balance sheet-which reflects $11,502.

Note 6 – Loans and Convertible Debentures (Related Parties)

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

At December 31, 2007, the Company also has loans payable of $264,310 ($259,553 CDN) due to shareholders of the Company. Westsphere’s shareholder loan related to TRAC of $213,393 ($209,553 CDN) has an interest rate of 18% per annum and is due on demand. The remaining balance of shareholder loans total $50,916 ($50,000 CDN) with no specific terms of repayment.

During May 2003, the Company’s subsidiary, Westsphere Financial Group, Ltd. borrowed CAD$250,000 (US$185,000) from a bank. The loan bears interest at the bank’s prime rate plus 2%. The balance of the loan at December 31, 2006 was $14,125. The loan is secured by the assets of the subsidiary, and is also guaranteed by the Company’s subsidiary Vencash Capital Corporation and Douglas N. Mac Donald, President/CEO. The bank was paid in full in March 2007.

WESTSPHERE ASSET CORPORATION, INC.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Westsphere’s subsidiary Vencash entered into two loan agreements with its major ATM supplier in July of 2006. The first loan agreement, bearing interest at 6% per annum, requires blended monthly payments of principal and interest of $4,452 to March 2009. As of December 31, 2007, the balance is $100,446 ($98,638 CDN). The second loan agreement, bearing interest at 18% per annum, requires blended monthly payments of principal and interest of $1,226 ($1,204 CDN) to July 2011; with a final payment of $90 in August 2011. As of December 31, 2007, the balance is $37,997 ($37,313 CDN). These loans are reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In May 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $885 ($869 CDN) to May 2012; with a final payment of $90 in May 2012. As of December 31, 2007, the balance is $31,792 ($31,220 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In June 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $885 ($869 CDN) to June 2012; with a final payment of $90 in June 2012. As of December 31, 2007, the balance is $32,195 ($31,616 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In September 2007, Westsphere’s subsidiary Vencash entered into a loan agreement totaling $101,833 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,018 ($1,000 CDN) to September 2008, with an automatic extension for a further 6 month term. The principle is to be repaid in a maximum of 18 months. The purpose of the loan is to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers ATM equipment and site locations. As of December 31, 2007, the balance is $101,833 ($100,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

On November 5, 2007, Westsphere’s subsidiary Westsphere Systems Inc. raised $133,401 ($131,000 CDN) through a loan agreement with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,334 ($1,310 CDN) to October 2009, with an automatic extension for a further 12 month term. The purpose of the loan is to fund the switch development project. As of December 31, 2007, the balance is $133,404 ($131,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

Note 7 – Common and Preferred Stock

The Company has adopted a plan approved by shareholder’s resolution at the Annual Meeting of Shareholders held on December 7, 2002 to allow the conversion of common shares for preferred shares on a one-for-one basis. Upon conversion of a common share to a preferred share, voting of such preferred shares vest with the Board of Directors.

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

WESTSPHERE ASSET CORPORATION, INC.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

During 2006, the Shareholders converted 70,237 common shares into preferred shares.

In December 2006, Westsphere issued 4,767 preferred shares to an employee who exercised his option at $0.94 per share. An additional, 125,418 preferred shares were issued in December 2006 to four debentures holders that exercised their option to convert the total amount of debentures into preferred stock at $1 ($1.16 CDN) per share.

In January 2007, Westsphere executed a share exchange agreement with unaffiliated TRAC shareholders to exchange a total of 24,142 shares of its common stock at $1.38 ($1.62 CDN) per share for a nineteen percent (19%) interest plus $19,092 ($22,500 CDN) shareholders loan in TRAC. Concurrently, Westsphere entered into share exchange agreements with affiliated TRAC shareholders, Jack Thomson and Brett Border, to exchange a total of 6,916 shares of its common stock at $1.38 ($1.62 CDN) per share for a twelve percent (7%) interest in TRAC. Mr. Thomson is a member of our Board of Directors and Mr. Border is the President of Vencash Capital and TRAC. This share exchange resulted in increasing our holdings in TRAC to eighty-two percent (82%). Westsphere issued totaled 31,058 (24,142 + 6,916) common shares for 26% (19% + 7%) interest in TRAC.

In March 2007, Westsphere issued 10,025 common shares to one of the Executive Officers who exercised a portion of his 2002 options to purchase shares of our common stock at $0.70 per share.

Note 8 – Income Taxes

The Company files United States income tax returns, and the Company’s operating subsidiaries file Canadian income tax returns.

The Company has estimated net operating loss carry forwards of $1,433,609, which expire as follows:

2021	$100,146
2022	$237,425
2023	$240,207
2025	$540,831
2026	$315,000

Estimated tax benefits resulting from U.S. net operating loss carry forwards of $487,426 are offset by a reserve of the same amount because it is uncertain that the Company will be able to utilize the carry forwards before they expire.

The Company has no U.S. income other than from its Canadian subsidiaries. The Company anticipates that foreign tax credits allowed for payment of Canadian taxes will be sufficient so that there will be no U.S. income tax liability for the parent company.

WESTSPHERE ASSET CORPORATION, INC.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Income taxes at the statutory rate are reconciled to Company’s actual income taxes as follows:

	2007	2006
Tax (benefit) at statutory rate (34%)	$—	$1,867
Canadian tax benefits	45,953	(11,092)
Income taxes paid and accrued	—	—
Change in reserve for net operating loss carry forwards	—	(1,867)

Income tax expense (benefit)	$45,953	$(11,092)

Canadian tax benefits resulting from non-capital loss carry forwards and excess of undepreciated costs of property and equipment arising from differences between the Company’s depreciation rates and those prescribed for income tax purposes and using projected Canadian tax rates are as follows:

	2007	2006
Non-capital loss carry forwards:	$529,754	$7,907
Temporary differences due to depreciation methods	(473,888)	501

Income tax benefit	$55,866	$8,408

Note 9 — Stock Based Compensation

During 2002, the Company adopted the 2002 Employees Stock Option and Stock Award Plan for directors, employees and consultants. The maximum number of shares that may be optioned or awarded under the plan is 4,000,000. Additional provisions of the plan call for awards, exercise prices and vesting to be determined by the board of directors or its designated administrator.

Following is a table of outstanding options and changes during 2007 and 2006:

	Employee Options	Non- Employee Options	Weighted Average Exercise Price
Options Outstanding, December 31, 2005	315,791	21,250	1.39

Options granted in 2006	—	—	—
Options exercised in 2006	(4,767)	—	.94
Options forfeited in 2006	(86,416)	—	.94

Options Outstanding, December 31, 2006	224,608	21,250	1.78

Options granted in 2007	—	—	—
Options exercised in 2007	(10,025)	—	.70
Options expired in 2007	—	21,250.94

Options Outstanding, December 31, 2007	214,583	—	1.78

All outstanding options vest immediately.

If not previously exercised or cancelled, options outstanding at December 31, 2007 will expire as follows:

	Range of Exercise Prices		Number	Weighted Average Exercise
Year Ending December 31,	High	Low	of Shares	Price
2010	.94	.94	180,058.94
Open ended	.70	.70	34,525.70

WESTSPHERE ASSET CORPORATION, INC.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 10 – Commitments and Contingencies

The Company leases real estate (office and warehouse space) under non-cancelable operating leases that expire on varying dates through 2011. The Company also has various obligations for auto and equipment leases through 2009.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other

2008	$168,159	$19,049
2009	$154,750	$3,412
2010	$137,447	$—
2011	$137,447	$—

On April 7, 2004, the Company sued Fred and Linda Sebastian to recover an outstanding loan of $80,000 (CDN) plus interest and court costs. The Company has reserved this amount due to the uncertainty of recovery. The defendant has withdrawn the counterclaim. As of March 2008, no further actions were filed by either party.

On May 28, 2004 Peter Gregory filed an action in the Ontario Superior Court of Justice against Vencash Capital Corporation. Peter Gregory was a Vencash distributor and agent who filed the action related to a claim of wrongful dismissal from Vencash of $260,000 (CDN). On July 30, 2004 Vencash filed a Statement of Defense and Counterclaim in the amount of $1,600,000 for breach of contract, breach of confidence, breach of fiduciary duties, interference with economic relations, damages for inducing breach of contract, and punitive damages. The Company believes the claim to be without merit and has not accrued a liability for the claim. As of March 2008, the claim is in the negotiation stage.

Note 11 – Related party transactions

The Company expensed $85,540 ($84,000 CDN) during 2007 for consulting and management services to an affiliated company that is controlled by the Company’s president.

The Company is obligated to its president pursuant to a loan payable totaling $46,317 ($45,483 CDN) as of December 31, 2007.

The Company’s subsidiary Vencash is indebted to Vencash’s President for a loan payable totaling $12,769 ($12,539 CDN) as of December 31, 2007.

The Company’s subsidiary Cash Direct Financial Services Ltd. owed Westsphere’s Vice President for a loan payable totaling $50,916 ($50,000 CDN) as of December 31, 2007.

Accounts payable – related parties includes $68,348 ($67,118 CDN) accrued for officer and employee bonuses.

WESTSPHERE ASSET CORPORATION, INC.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

The following table summarizes the Company’s accounts receivable — related party transactions:

Revenue
Sales of ATM to:
Directors' 100% owned company	$36,826

Shareholder loan from:
49% shareholder's of Personal Financial Solution	$2,830

The shareholder loan is payable on demand.

Note 12 – Subsequent Events

On March 17, 2008, the Company has entered into an agreement to sell all inactive companies to external arms-length investors and is expecting to complete the sales by the second quarter of year 2008. The purpose of the sale is to reduce the audit and legal costs since these companies do not have business activities.

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

The following table furnishes the information concerning the members of our Board of Directors and Officers as of March 31, 2008. Our Directors are elected every year and serve until their successors are elected and qualified:

Name	Age	Title	Term of Service
Douglas N. Mac Donald	59	Director, President, CEO	07/98 to present

Robert L. Robins	66	Director/V.P./Sec. Treasurer	07/98 to present

Dr. Roy Queen	65	Director	12/98 to present

Kim Law	40	V.P./CFO	05/00 to present
		Director	08/02 to present

Bernd Reuscher	64	Director	04/02 to present

Jack (John) Thomson	78	Director	11/04 to present

Sonja Dreyer	56	Vice-President	05/00 to present

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

Dr. Roy Queen, B.A., D.M.D., M.S.C., M.R.C.D. – Director
Dr. Roy Queen graduated with a Doctor of Medical Dentistry (D.M.D.) and a Master’s Degree in Biological Science (M.S.C.) from the University of Manitoba. He has established a successful practice in Clinical Orthodontics in Kamloops, British Columbia and became a Fellow of the Royal College of Dentistry (M.R.C.D.) Dr. Queen also acts as an officer and director of several publicly traded companies.

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

Mr. Kim S. Law – Chief Financial Officer, Vice President of Finance and Director
Mr. Law has acted as our Chief Financial Officer, Vice President of Finance and Director since May, 2000. Mr. Law has been instrumental in establishing our financial controls and those of our subsidiary companies. From July 1999 to April 2000, Mr. Law was the Vice President of Finance of Kan-Can Resorts Ltd., a property development corporation. In the nine (9) years prior, Mr. Law was a controller in the hospitality and resort industry. Mr. Law graduated in 2007 with a Bachelor of Applied Business Administration – Accounting & Information Technology Major and a Certified General Accountant designation in Calgary, Alberta, Canada.

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

Presently, Mr. Thomson is the President, CEO and sole shareholder of Cedar Island Sales and Service Ltd., an electronic gaming and lottery corporation and is an active member of the Board of Directors of the “Break Open Ticket Program Management Alliance”. He is currently the Chairman of the “Ethics and Education” committee. From 1989 to 1995, Mr. Thomson served as Vice-Chairman of the Board of Directors of the Canadian Forces “Communication Museum” and later served as its Chairman and CEO. From 1994 to 1986, Mr. Thomson also served on the Board of Directors of the Canadian Red Cross Kingston Ontario Division.

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

2.	Management of Vencash Capital (a wholly owned subsidiary)

Name	Age	Title	Term of Service
Douglas N. Mac Donald	59	Director, CEO	07/98 to present

Robert L. Robins	66	Director/Secretary/Treasurer	07/98 to present

Bernd Reuscher	64	Director	04/02 to present

Dr. Roy Queen	65	Director	12/98 to present

Kim Law	40	Director/CFO	08/02 to present

Mr. Jack (John) Thomson	78	Director	11/04 to present

Mr. Brett Border	39	President	03/04 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see “Our Management” above.

3.	Management of Westsphere Capital Group Ltd. (a wholly owned subsidiary

Name	Age	Title	Term of Service
Douglas N. Mac Donald	59	Director/CEO/President	07/05 to present

Robert L. Robins	66	Director	07/05 to present

Bernd Reuscher	64	Director	04/05 to present

Dr. Roy Queen	65	Director	07/05 to present

Kim Law	40	Director, CFO	07/05 to present

Mr. Jack (John) Thomson	78	Director	07/05 to present

Ms. Sonja Dreyer	56	Vice President	07/05 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see “Our Management” above.

4.	Management of E-Debit International Inc. (a wholly owned subsidiary)

Name	Age	Title	Term of Service
Douglas N. Mac Donald	59	Director, CEO, President	03/00 to present

Robert L. Robins	66	Director	03/00 to present

Bernd Reuscher	64	Director	03/00 to present

Dr. Roy Queen	65	Director	03/00 to present

Kim Law	40	Director, CFO	03/00 to present

Mr. Jack (John) Thomson	78	Director	03/00 to present

Ms. Sonja Dreyer	56	Vice President	06/06 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see “Our Management” above.

5.	Management of Westsphere Systems Inc. (a wholly owned subsidiary)

Name	Age	Title	Term of Service
Douglas N. Mac Donald	59	Director, CEO, President	10/01 to present

Robert L. Robins	66	Director	10/01 to present

Dr. Roy Queen	65	Director	10/01 to present

Bernd Reuscher	64	Director	10/01 to present

Kim Law	40	Director, CFO	10/01 to present

Mr. Jack (John) Thomson	78	Director	11/04 to present

Ms. Sonja Dreyer	56	VP, Chief Operating Officer	06/06 to present

Mr. Brett Border	39	VP, Chief Development Officer	06/06 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, Jack Thomson, and Sonia Dreyer see “Our Management” above. For information on Brett Border see “Management of Vencash Capital Corporation” above.

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

(b)	Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Douglas Mac Donald	President, Chief Executive Officer and a member of B.O.D.	N/A	2	N/A

Robert Robins	Vice President, Sec., Treasurer and member of the B.O.D.	N/A	7	N/A

Sonja Dreyer	Vice President of Administration and Executive Assistant to the B.O.D.	N/A	1	N/A

Kim Law	Vice President of Finance, Chief Financial Officer and a member of the B.O.D	N/A	N/A	N/A

Bernd Reuscher	Member of Board of Directors	N/A	N/A	N/A

Dr. Roy Queen	Member of Board of Directors	N/A	7	N/A

Mr. Jack (John) Thomson	Member of Board of Directors	N/A	2	N/A

Code of Ethics

As of the date of the filing of this report, we have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Since 2005 we have reviewed our requirements and circumstances related to the preparation of such a code of ethics for presentment to our Board of Directors. Upon adoption of a code of ethics, we will file a copy of it with the SEC as an exhibit to our next periodic report after its adoption and post it on our website.

Audit Committee

Our Board of Directors does not currently have an audit committee.

ITEM 10.   EXECUTIVE COMPENSATION

Cash Compensation

Compensation paid by us for all services provided during the fiscal year ended December 31, 2007, (1) to each of our five (5) most highly compensated executive officers whose cash compensation exceeded $100,000 and (2) to all officers as a group is set forth below under directors.

Summary Compensation Table of Executives

Name and Principal Position	Year	Salary		Stock Options

Douglas N. Mac Donald*	2001	$33,393		—
President and Director	2002	$38,049		43,275
	2003	$59,092	**	—
	2004	$84,661		—
	2005	$87,477		33,650
	2006	$87,448		—
	2007	$94,937		—

*   Mr. Mac Donald receives his salary through his corporation, Mac Donald and Associates total $78,183 ($84,000 CDN) and $16,754 ($18,000 CDN) under Douglas Mac Donald.

**  $59,092 represents compensation effective April 1 to year end.

****   USD to CAD currency exchange rate year 2007 average (365 days): 1.07440.

Compensation Pursuant to Management Contracts

Douglas Mac Donald

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

Effective April 1, 2003, Mac Donald & Associates Gaming Specialists Inc. receives $84,000 CDN per annum payable monthly. The management contract provides for an automatic renewal every six (6) months subject only to any defaults by Mr. Mac Donald of the terms of the contract. The contract also provides for a six (6) month severance package. In addition, effective April 1, 2003, Mr. Mac Donald receives $18,000 CDN per annum payable monthly. The contract allows for an automatic renewal every six (6) months subject only to any defaults by Mr. Mac Donald of the terms of the contract. The contract also provides for a six (6) month severance package.

On January 26, 2005, an option of 33,650 shares was granted to Douglas Mac Donald at $0.94 per share. This option expires January 26, 2010.

Option Grants

The following table sets forth information regarding stock option grants to our officers and directors as of March 31, 2008: The option amounts and prices have changed due to the 20 to 1 rollback of April 01, 2005

Options granted in year 2002

Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted	Exercise or Base Price ($/Share)	Expiration Date(1)

Doug MacDonald	490,500-24,525	27%	$0.035-$0.70	(1)
Robert Robins	400,500-20,025	22%	$0.035- $0.70	(1)

(1)	The expiration date of these options has not yet been determined by the Board of Directors.

Options granted in year 2005

Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted	Exercise or Base Price ($/Share)	Expiration Date

Doug MacDonald	673,007-33,650	31%	$0.0470-$0.094	Jan/26/2010
Robert Robins	523,007-26,150	24%	$0.0470-$0.094	Jan/26/2010
Sonja Dreyer	483,795-24,189	22 ½%	$0.0470-$0.094	Jan/26/2010
Kim Law	483,795-24,189	22 ½%	$0.0470-$0.094	Jan/26/2010

Option Exercises

One of the Executive Officers named in the Summary Compensation Table has exercised a portion of his 2002 options to purchase shares of our common stock on March 8, 2007.

The following table sets forth details of each exercise of stock options as of March 31, 2008 by any of the named Executive Officers, and the March 31, 2008 value of unexercised options on an aggregate basis.

Aggregated Options Exercised

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options as of December 31, 2007 Exercisable(2)/ Unexercisable	Value of Unexercised in the Money-Options at December 31, 2007 Exercisable/ Unexercisable (1)

Douglas MacDonald	Nil	Nil	24,525 (exercise) 0 (unexercisable)	$0.035 (exercise) $0 (unexercisable)

Robert Robins	10,025	$0.70	10,000 (exercise) 0 (unexercisable)	$0.035 (exercise) $0 (unexercisable)

(1)	Based on closing price of $0.04 on December 31, 2003.
(2)	Includes Options to purchase common shares within 60 days after December 31, 2003.

Douglas MacDonald	Nil	Nil	33,650 (exercise) 0 (unexercisable)	$0.047 (exercise) $0 (unexercisable)

Robert Robins	Nil	Nil	26,150 (exercise) 0 (unexercisable)	$0.047 (exercise) $0 (unexercisable)

Sonja Dreyer	Nil	Nil	24,189 (exercise) 0 (unexercisable)	$0.047 (exercise) $0 (unexercisable)

Kim Law	Nil	Nil	24,189 (exercise) 0 (unexercisable)	$0.047 (exercise) $0 (unexercisable)

(3)	Based on closing price of $0.0470 on January 26, 2005, multiplied by 20 = $0.94.
(4)	Includes Options to purchase common shares within 5 years after January 26, 2005.

Compensation of Directors

We did not pay any compensation for services provided by the directors during the fiscal year ended December 31, 2007.

Termination of Employment and Change of Control Arrangements

None.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our outstanding common and preferred stock as of March 31, 2008 for: each of our directors and executive officers individually; each person or group that we know owns beneficially more than five percent (5%) of our common stock; and all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term, “beneficial ownership”. Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common stock subject to options currently exercisable or exercisable within sixty (60) days, to be outstanding for purposes of computing the percentage ownership of the person holding the options, but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person. The applicable percentage of ownership for each shareholder is based on 592,785 shares of common stock and 1,416,143 shares of preferred stock outstanding as of December 31, 2007 together with applicable options for that shareholder. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name and Address of Beneficial Owner Officers and Directors	Number of Common Shares of Beneficial Owner	Percentage of Common Shares Owned	Number of Preferred Shares of Beneficial Owner	Percentage of Preferred Shares Owned	Note

Douglas N. Mac Donald
St. Albert, Alberta, Canada
(Personal Shares Held)
(Personal Options Held)	58,175		36,200		(1)
Patricia L. Mac Donald			55,000
(Mac Donald Venture Corporation)			60,002
(Mac Donald & Assoc.)			8,148
(989939 Alberta Ltd)			65,862
(732352 Alberta Ltd)	37,502		34,863
(797320 Alberta Ltd.)			66,530

Total	95,677	14.70%	326,65	23.06%

Robert L. Robins					(2)
Calgary, Alberta, Canada
(Personal Shares Held)	25,025		36,025
(Personal Options Held)	36,150
(Robins Nest Holdings)			38

Total	61,175	9.73%	36,063	2.55%

Dr. Roy L. Queen					(3)
Kamloops, B.C., Canada
(Personal Shares Held)			121,119
(Personal Options Held)
(Drin Holdings Ltd.)	10,030
(Transural Trade)			11,496

Total	10,030	9.73%	132,615	9.36%

Bernd Reuscher					(4)
Edmonton, Alberta, Canada
(Personal Shares Held)			49,582
(Personal Options Held)
(989939 Alberta Ltd.)			65,862
(MBR Venture Corp.)			141,250

Total		0%	256,694	18.13%

Kim Law					(5)
Calgary, Alberta, Canada
(Personal Shares Held)	50		15,000
(Personal Options Held)	24,189

Total	24,239	3.93%	15,000	1.06%

Sonja Dreyer					(6)
Calgary, Alberta, Canada
(Personal Shares Held)	43
(Personal Options Held)	24,189
(1035760 Alberta Ltd,)			27,756

Total	24,232	3.93%	27,756	1.96%

Jack (John) Thomson					(7)
Kingston, Ontario
Canada
(Personal Shares Held)	4,024		18,750
(Personal Options Held)

Total	4,024	0.68%	18,750	1.32%

Total shares owned by Officers and Directors	219,377	34.66%	813,483	57.44%

(1)	Douglas N. Mac Donald 422,282 Shares

36,200 preferred shares are held in the name of Douglas N. Mac Donald. 55,000 preferred shares are held in the name of Mr. Mac Donalds’ wife, Patricia Mac Donald. 60,002 preferred shares are held in the name of Mac Donald Venture Corporation of which Mr. Mac Donald is the sole officer and Director. 66,530 preferred shares are held in the name of 797320 Alberta Ltd. of which Mr. Mac Donald is the sole officer and Director. 24,525 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 24,525 shares for $0.70 per share with an ending date to be determined by the Board of Directors. 33,650 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 33,650 shares for $0.94 per share until January 26, 2010. Douglas N. Mac Donald is part owner of 989939 Alberta Ltd. with a share position of 65,862 preferred shares. *(50% is owned by Doug Mac Donald and 50% is owned by Bernd Reuscher). 37,502 common shares are held in 732352 Alberta Ltd. In which Doug Mac Donald is the sole officer & Director, 34,863 preferred shares are held in 732352 Alberta Ltd in which Mr. Mac Donald is the sole officer and Director. 8,148 preferred shares are held in the name of Mac Donald & Associates Gaming Specialists Inc., of which Mr. Mac Donald is the sole officer and Director.

(2)	Robert L. Robins 97,238 Shares

38 preferred shares are held in the name of Robins Nest Holdings Inc. 36,025 preferred shares are held in the name of Robert L. Robins. 25,025 common shares are held in the name of Robert L. Robins. 10,000 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 10,000 shares for $0.70 per share with an ending date determined by the Board of Directors. 26,150 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 26,150 shares for $0.94 per share until January 26, 2010.

(3)	Dr. Roy Queen – 142,645 Shares

121,119 preferred shares are held in the name of Dr. Roy L. Queen. 10,030 common shares are held in the name of Drin Holdings Ltd., which is solely owned by Dr. Roy L. Queen and 11,496 preferred shares are held in the name of Transural Trade Inc., which is solely owned by Dr. Roy L. Queen.

(4)	Bernd Reuscher —256,694 Preferred Shares

49,582 of these shares are held in the name of Bernd Reuscher. 141,250 of these shares are held in the name of MBR Venture Corp. of which Mr. Reuscher is the sole officer and Director. Bernd Reuscher is part owner of 989939 Alberta Ltd. with a share position of 65,862 shares. *(50% is owned by Bernd Reuscher and 50% is owned by Doug Mac Donald).

(5)	Kim Law – 39,239 Shares

50 common shares and 15,000 preferred shares are held in the name of Kim Law. 24,189 of these shares are held in the form of stock options giving Mr. Law the right to purchase up to 24,189 shares for $0.94 per share until January 26, 2010.

(6)	Jack (John) Thomson–22,774

11,250 preferred shares are held in the name of John Thomson 7,500 preferred shares are held in the name of Jack John Thomson and 4,024 common shares are held in the name of Jack Thomson.

(7)	Sonja Dreyer –51,988 Shares

43 common shares of these shares are held in the name of Sonia Dreyer, 255 preferred shares of these shares are held in the name of Sonia Dreyer. 27,501 preferred shares of these shares are in 1035760 Alberta Ltd, a numbered Corporation wholly owned by Ms. Dreyer. 24,189 of these shares are held in the form of stock options giving Ms. Dreyer the right to purchase up to 24,189 shares for $0.94 per share until January 26, 2010. * Note- Ms. Goeseels name changed to Ms. Sonja Dreyer in October 2006.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits — See attached list of exhibits following signature page.

Exhibit Number	Description	Reference

3.1(i)	Articles of Incorporation filed and all amendments thereto filed with the Secretary of the State of Colorado on July 21, 1998	*

3(i)(a)	By-Laws of Westsphere Asset Corporation, Inc.	*

3(i)(b)	By-Laws of Vencash Capital Corporation	*

31.1	Section 302 Certification - Chief Executive Officer

31.2	Section 302 Certification - Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

*	Incorporated by Reference Exhibits previously filed on Form 10-SB on December 1, 2000, File No. 0-32051.

(b)	Reports on Form 8-K — We filed one (1) report on Form 8-K during the last quarter of the fiscal year ended December 31, 2007.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by Miller & McCollom, Certified Public Accountants for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Miller & McCollom, Certified Public Accountants, in connection with statutory and regulatory filings or engagements were $26,800 for the fiscal year ended 2006 and $10,000 for the fiscal year ended 2007.

Effective April 1, 2007, Westsphere appointed Cordovano and Honeck LLP as our new auditor. The change of the auditor is due to the five year terms rotation requirements. The aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by Cordovano and Honeck LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Cordovano and Honeck LLP, in connection with statutory and regulatory filings or engagements were $0 for the fiscal year ended 2006 and $30,300 for the fiscal year ended 2007.

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2006 and 2007.

Tax Fees

There were no fees for tax compliance, tax advice, and tax planning for the fiscal years ended 2006 and 2007.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Miller & McCollom, Certified Public Accountants, and Cordovano and Honeck LLP other than the services reported above.

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
Date:   April 15, 2008

By:   /s/ Kim Law
Name:   Kim Law Title:   Principal Financial and Accounting Officer
Date:   April 15, 2008

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:   /s/ Douglas N. Mac Donald
Name:   Douglas N. Mac Donald
Title:   President and Board of Directors
Date:   April 15, 2008

By:   /s/ Robert L. Robins
Name:   Robert L. Robins
Title:   Board of Directors
Date:   April 15, 2008

By:   /s/ Bernd Reuscher
Name:   Bernd Reuscher
Title:   Board of Directors
Date:   April 15, 2008

By:   /s/ Roy L. Queen
Name:   Roy L. Queen
Title:   Board of Directors
Date:   April 15, 2008

By:   /s/ Kim Law
Name:   Kim Law
Title:   Board of Directors
Date:   April 15, 2008

By:   /s/ John (Jack) Thomson
Name:   Jack Thomson
Title:   Board of Directors
Date:   April 15, 2008