Form 10QSB
period 2008-05-15
WESTSPHERE ASSET CORP INC
filed 2008-05-15
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

592,785 shares of Common Stock, no par value, as of May 15, 2008

1,416,143 shares of Preferred Stock, no par value, as of May 15, 2008

Transitional Small Business Disclosure Format
(check one): Yes                No X

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO THE FORM 10-QSB

For the quarterly period ended March 31, 2008

			PAGE
PART I	FINANCIAL INFORMATION
	ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
		Consolidated Balance Sheets	3
		Consolidated Statements of Operations	4
		Consolidated Statements of Changes in Stockholders’ Equity Consolidated Statements of Cash Flows	5 6
		Notes to Financial Statements	7
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
	ITEM 3.	CONTROLS AND PROCEDURES	12
Part II	OTHER INFORMATION
	ITEM 1.	LEGAL PROCEEDINGS	13
	ITEM 2.	CHANGES IN SECURITIES	13
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	13
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
	ITEM 5.	OTHER INFORMATION	13
	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	13

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheet

ASSETS	March 31, 2008 (Unaudited)	December 31, 2007 (Note 1)
CURRENT ASSETS
Cash	$137,421	$211,710
Accounts receivable net of allowance for doubtful accounts of $85,026 and $88,258, respectively	466,353	483,934
Accounts receivable – related parties	42,974	39,656
Inventory	262,918	264,027
Prepaid expense and deposit	60,021	62,839
Total current assets	969,687	1,062,166

Property and equipment, net of depreciation	333,207	377,986
Note receivable	8,231	11,502
Intellectual property	42,487	39,228
Deferred tax benefits	53,619	55,866

Total assets	$1,407,231	$1,546,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$506,957	$504,886
Current portion of loans	113,034	113,034
Accounts payable, related parties	152,756	178,350
Current loan payable, related parties	53,755	—
Total current liabilities	826,502	796,270

Shareholder loans	251,491	264,310
Loans payable, less current portion	289,744	324,633
Total liabilities	1,367,737	1,385,213

Minority interest in subsidiaries	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock – authorized 75,000,000 shares, no par value, 1,416,143 shares issued and outstanding at March 31, 2008 and December 31, 2007	1,400,719	1,400,719
Common stock - authorized 75,000,000 shares, no par value; 592,785 shares issued and outstanding at March 31, 2008 and 592,785 at December 31, 2007	558,960	558,960
Accumulated other comprehensive income	147,290	151,657
Accumulated deficit	(2,067,475)	(1,949,801)
Total stockholders’ equity	39,494	161,535

Total liabilities and stockholders’ equity	$1,407,231	1,546,748

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the three Months Ended March 31,

(Unaudited)

	2008	2007
Revenue -
Equipment and supplies	$24,994	$90,457
Residual and interchange income	943,689	924,747
Other	14,889	14,740
Total revenue	983,572	1,029,944

Cost of sales -
Equipment and supplies	27,523	69,935
Residual and interchange costs	553,441	551,252
Commissions	5,341	56
Other	38,767	34,500
Total cost of sales	625,072	655,743

Gross profit	358,500	374,201

Operating expenses -
Depreciation and amortization	27,712	35,779
Consulting fees	43,182	41,171
Legal and accounting fees	206	11,499
Salaries and benefits	236,826	182,162
Travel, delivery and vehicle expenses	30,635	34,150
Other	115,030	105,104
Total operating expenses	453,591	409,865

(Loss) from operations	(95,091)	(35,664)

Other income (expense) -
Interest income	951	4,071
Interest expense	(23,534)	(12,508)

Net (loss) before income taxes	(117,674)	(44,101)

Provision for income taxes	—	—

Net (loss)	$(117,674)	$(44,101)

Basic net (loss) per common share	$(.20)	$(.08)
Weighted number of shares outstanding	592,785	572,244

Other comprehensive income (loss) -
Net (loss)	$(117,674)	$(44,101)
Foreign currency translation adjustment	(4,367)	3,675
Total comprehensive (loss)	$(122,041)	$(40,426)

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Foreign
					Currency
	Preferred Stock		Common Stock		Translation	Accumulated
	Shares	Amount	Shares	Amount	Adjustment	(Deficit)	Total
Balance, December 31, 2007	1,416,143	$1,400,719	592,785	$558,960	$151,657	$(1,949,801)	$161,535
Net loss for the three months ended March 31, 2008	—	—	—	—	(4,367)	(117,674)	(122,041)

Balance, March 31, 2008	1,416,143	$1,400,719	592,785	$558,960	$147,290	$(2,067,475)	$39,494

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statement of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net (loss) from operations	$(117,674)	$(44,101)
Reconciling adjustments -
Depreciation and amortization	27,712	35,779
Other non-cash transactions	—	42,916
Changes in operating assets and liabilities
Accounts receivable	14,263	(14,497)
Inventory	1,109	(2,121)
Prepaid expenses and other	5,065	(4,118)
Accounts payable and accrued liabilities	(23,523)	(81,158)
Net cash (used for) operations	(93,048)	(67,300)

Cash flows from investing activities:
Purchase of equipment	(24,914)	(57,461)
Disposal of equipment	24,192	6,086
Collections of loans receivable	3,271	60,994
Net cash provided by investing activities	2,549	9,619

Cash flows from financing activities:
Exercise of options	—	7,017
Proceeds from loans	53,755	—
Repayments of loans	(47,708)	(29,900)
Net cash provided by (used in) financing activities	6,047	(22,883)

Foreign currency translation adjustment	10,163	2,706
Net change in cash and cash equivalents	(74,289)	(77,858)
Cash at beginning of period	211,710	413,398
Cash at end of period	$137,421	$335,540

Supplemental schedules:
Cash paid for interest	$17,786	$2,837
Cash paid for income taxes	$—	$—
Noncash investing and financing activities
Shares issued to settle debt	$—	$—

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.

Notes to Financial Statements

March 31, 2008 and 2007

(Unaudited)

Note 1 – Basis of Presentation and Nature of Operations

The accompanying consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements and the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X.  The accompanying consolidated financial statements included herein have been prepared by Westsphere Asset Corporation, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Westsphere Asset Corporation, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Westsphere Asset Corporation, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

The Company’s primary business is the sale and operation of cash vending (ATM) and point of sale (POS) machines in Canada.

There is no provision for dividends for the quarter to which this quarterly report relates.

Note 2 – Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.  The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R").  SFAS No. 141R will change the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009.  The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.  The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160").  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161").  SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

Note 3 – Inventory

Inventory consists primarily of cash vending and POS machines, which are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Note 4 – Related Party

On January 2008, an officer of the Company provided short term advances for working capital purposes, which were considered unsecured, interest-free and due on demand totaling $ 53,755 ($55,000 CDN).

Note 5 – Subsequent Events

On March 17, 2008, the Company has entered into an agreement to sell all inactive companies to external arms-length investors and is expecting to complete the sales by the second quarter of year 2008.  The purpose of the sale is to reduce the audit and legal costs since these companies do not have business activities.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – March 31, 2008

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
“Inactive”

Vencash POS Services Inc. (Formerly Westsphere POS Services Ltd.)
100%
“Active”

Kan-Can Resorts Ltd.
99%
“Inactive”

Westsphere Capital Group Ltd.
100%
“Active”

Active = with business activity
Inactive = no business activity

Plan of Operations

During the three (3) month period of operations ending March 31, 2008, Westsphere and its subsidiaries generated a net loss from operations of $117,674, while a net loss from operations of $44,101 was realized for the same period from the previous year.  The increase in net loss of $73,573 over the same period from the previous year was primarily due to a decrease in gross profit of $15,701, an increase in salaries and benefits of $54,664, an increase in interest expense of $11,026.

The decrease in gross profit was primarily caused by the significant decrease in equipment and supplies sales of $65,463.  The decrease in equipment and supplies sales was due to Westsphere’s subsidiary Vencash Capital Corporation mainly focusing on the placement, and finance/lease program offered by an ATM supplier in year 2006. The finance/lease program provides Vencash Capital an opportunity to place more ATMs in the marketplace at a lower cost.  However, due to changes within the organization of a major Vencash ATM supplier, equipment and supply agreements along with related transaction processing agreements signed in the latter part of year 2006 are presently in dispute.

The addition in salaries and benefits was primarily due to an additional three new positions to the organization during the second quarter of year 2007; a sales manager, a service technician, and a junior accountant.

The increase in interest expense was due to Westsphere entered into two new loan agreements during year 2007 totaling $235,234 ($231,000 CDN), bearing interest at 12% per annum, blended monthly payments of interest only of $2,352 ($2,310 CDN). The purpose of these loan are to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers ATM equipment and site locations.  Westsphere also committed to pay $1,527 ($1,500 CDN) interest per month to an investor who provides vault cash to Westsphere’s subsidiary Vencash’s customer’s ATM equipment and site locations. Revenue from these funds will be generated from surcharge transactions.  In January 2008, Westsphere entered into a new loan agreement with Westsphere’s Vice President totaling $53,755 ($55,000 CDN), bearing interest at 12% per annum, blended monthly payments of interest only of $537 ($550 CDN).  The purpose of the loan is to purchase ATM parts and accessories.

To this date 892 ATM and 490 POS sites are being processed between two switches.  There is no change in operations during the first quarter of year 2008.

In March 2008, the Company has entered into an agreement to sell all inactive companies to external arms-length investors and expecting to complete the sale by the second quarter of year 2008. The purpose of the sale is to save costs and reduce the audit and legal fees, since these companies do not have business activities or are outside of the Corporations fee per transaction revenue model.

Westsphere and its subsidiaries currently generate sufficient revenues to meet overhead needs.  In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. Westsphere believes that it will continue as a going concern with the present revenues from its subsidiary Vencash Capital Corporation but it would be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Vencash.

In order for Westsphere’s subsidiaries to remain competitive in the marketplace, Westsphere, through its subsidiary Westsphere Systems Inc., has successfully gained membership into the Canadian Interac Association as an Acquirer.  This will enable the direct processing of ATM, POS and other transactions for its other subsidiaries, Vencash and Trac POS.  Westsphere has sourced out an industry leader, ACI Worldwide, and invested in the development and ongoing support required to facilitate the processing of transactions. Westsphere Systems Inc. will process all transactions through its association with ACI thereby eliminating the costs, restrictions, and potential risks of relying on third party processors. Most importantly, the investment in the processor, or switch, will also enable Westsphere’s direct entry into new and emerging markets such as card management and processing.  To fund the switch development project, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds.  The switch project is expected to launch in May 2008.

Changes in Financial Position

During the three (3) month period ending March 31, 2008, total assets decreased to $1,407,231 primarily due to a decrease in accounts receivable of $17,581; a decrease in property and equipment, net of depreciation of $44,779; and a significant decrease in cash of $74,289.  A significant decrease in cash is mainly due to the repayment of loans payable, less current portion of $34,899, the repayment of shareholder loans of $12,819, an increase in interest expense of $11,026, and $15,545 due for various other general fees and charges.

Westsphere's current liabilities consist of accounts payable and accrued expenses of $506,957, current portion of loans of $113,034, accounts payable to related parties of $152,756, and current loan payable to related parties of $53,755.  Accounts payable and accrued expenses includes payables of $12,368 to suppliers for the purchase of ATM machines and POS machines, $176,607 is payable for the return of surcharge and interchange, accounting and legal payables in the amount of $111,687, unearned revenue in the amount of $20,522, lease payable in the amount of $22,951, telephone expense in the amount of $11,533, vacation payable in the amount of $43,725, $31,276 is payable for return of cash order, and $76,288 due for consulting services, office expenses and various other general fees and charges.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $65,600, a loan advanced from Westsphere’s President in the amount of $76,029, a loan advanced from Vencash’s President in the amount of $7,546, a cash advance from Westsphere’s officers’ in the amount of $3,581.

Current loan payable to related parties consists of a loan advanced from Westsphere’s Vice President in the amount of $53,755 ($55,000 CDN) in January 2008, bearing interest at 12% per annum, blended monthly payments of interest only of $538 ($550 CDN) with no specific repayment term.  The purpose of the loan is to purchase ATM parts and accessories for Westsphere’s wholly owned subsidiary Vencash business.

Long term liabilities as at March 31, 2008 consisted of a shareholder loans totaling $251,491, and loans payable, less current portion of $289,744.  Westsphere’s shareholder loans related to TRAC of $181,129 has an interest rate of 18% per annum. This is a demand loan.  The remaining balance of shareholder loans total $70,362 with no specific terms of repayment.

Westsphere’s subsidiary Vencash entered into two loan agreements with its major ATM supplier in July of 2006.  The first loan agreement of $161,249 ($188,080 CDN) bearing interest at 6% per annum requires blended monthly payments of principal and interest of $4,452 to March 2009. As of March 31, 2008, the balance is $83,408 ($85,340 CDN). The second loan agreement of $36,226 (42,254 CDN), bearing interest at 18% per annum, requires blended monthly payments of principal and interest of $1,041 to July 2011; with a final payment of $90 in August 2011. As of March 31, 2008, the balance is $34,549 ($35,349 CDN).  These loans are reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In May 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $820 ($869 CDN) to May 2012; with a final payment of $90 in May 2012. As of March 31, 2008, the balance is $29,321 ($30,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In June 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $820 ($869 CDN) to June 2012; with a final payment of $90 in June 2012. As of March 31, 2008, the balance is $29,726 ($30,414 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In September 2007, Westsphere’s subsidiary Vencash entered into a loan agreement totaling $100,715 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,007 ($1,000 CDN) to September 2008 with an automatic extension for a further 6 month term.  The principle is to be repaid in a maximum of 18 months.  The purpose of the loan is to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers’ ATM equipment and site locations. As of March 31, 2008, the balance is $97,737 ($100,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

On November 5, 2007, Westsphere’s subsidiary Westsphere Systems Inc. raised $133,401 ($131,000 CDN) through a loan agreement with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,334 ($1,310 CDN) to October 2009, with an automatic extension for a further 12 month term. As of March 31, 2008, the balance is $128,037 ($131,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

Shareholders' equity as of March 31, 2008 was $39,494; inclusive of an accumulated loss from operations of $2,067,475, as compared to shareholders equity of $161,535 as of the same date from the previous year. Total issued and outstanding share capital as of the three months ending March 31, 2008 was 592,785 common shares and 1,416,143 preferred shares as compared to a total of 592,785 common shares and 1,416,143 preferred shares as of December 31, 2007.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2008, the Company had working capital of $143,185 and Stockholders' Equity of $39,494 compared with working capital of $265,896 and Stockholders' Equity of $161,535 as of December 31, 2007.  The Company’s working capital has decreased principally as a result of a decrease in accounts receivable of $17,581, a significant decrease in cash of $74,289, and an increase in current loan payable to related parties of $53,755.  Stockholders' Equity decreased as a result of a net loss for the three months ended of March 31, 2008 of $117,674 and a decrease in accumulated other comprehensive income of $4,367.

Financing activities during the three month period resulted in the use of net cash of $6,047, which was caused by the proceeds from a loan with Westsphere’s Vice President in January 2008 of $53,755 ($55,000 CDN), bearing interest at 12% per annum, blended monthly payments of interest only of $538 ($550 CDN) with no specific repayment term, and partially offset against the repayment of $47,708 in debt.

The Company’s consolidated operations provided negative $93,048 in net cash, compared to the use of net cash in the amount of $67,300 during the same period from the previous year. This decrease in cash flow from operations was the result of the increase in net loss from operations of $73,573, a decrease in other non-cash transactions of $42,916, and partially offset against an increase in accounts payable and accrued expenses of $57,635 and a decrease in operating accounts receivable of $28,760.

Liquidity

Westsphere and its subsidiaries currently generate sufficient revenues to meet overhead needs.  In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. Westsphere believes that it will continue as a going concern with the present revenues from its subsidiary Vencash Capital Corporation but it would be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Vencash.

As mentioned above, Westsphere believes that its subsidiary, Vencash Capital, generates sufficient ongoing revenues to ensure that Westsphere is a going concern.

Capital Resources

The primary capital resource of Westsphere is the operations of Vencash Capital, its wholly owned subsidiary.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2008 (the “Evaluation Date”).

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no changes since the filing of the 10K on December 31, 2007.

ITEM 2.  CHANGES IN SECURITIES

There are no changes since the filing of the 10K on December 31, 2007.

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

May 15, 2008

By:   /s/ Kim Law

Name:  Kim Law

Title:

Principal Financial Officer and Accounting Officer

Date:

May 15, 2008

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