Form 10-Q
period 2008-06-30
WESTSPHERE ASSET CORP INC
filed 2008-08-15
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 12, 2008, there were 592,785 outstanding shares of the Registrant's Common Stock, no par value and 1,416,143 shares of Preferred Stock, no par value.

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO THE FORM 10-Q

For the quarterly period ended June 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Balance Sheet

ASSETS	June 30, 2008 (Unaudited)	December 31, 2007 (Note 1)
CURRENT ASSETS
Cash	$252,078	$211,710
Accounts receivable net of allowance for doubtful accounts of $85,012 and $75,976, respectively	439,207	483,934
Accounts receivable – related parties	17,190	39,656
Inventory	284,120	264,027
Prepaid expense and deposit	64,640	62,839
Total current assets	1,057,235	1,062,166

Property and equipment, net of depreciation	313,057	377,986
Note receivable	17,659	11,502
Intellectual property	60,637	39,228
Deferred tax benefits	54,257	55,866

Total assets	$1,502,845	$1,546,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$634,652	$504,886
Current portion of loans	113,034	113,034
Accounts payable, related parties	307,528	178,350
Current loan payable, related parties	—	—
Total current liabilities	1,055,214	796,270

Shareholder loans	259,687	264,310
Loans payable, less current portion	269,094	324,633
Total liabilities	1,583,995	1,385,213

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock – authorized 75,000,000 shares, no par value, 1,416,143 shares issued and outstanding at June 30, 2008 and December 31, 2007	1,400,719	1,400,719
Common stock - authorized 75,000,000 shares, no par value; 592,785 shares issued and outstanding at June 30, 2008 and 592,785 at December 31, 2007	558,960	558,960
Accumulated other comprehensive income	147,847	151,657
Accumulated deficit	(2,188,676)	(1,949,801)
Total stockholders’ (deficit) equity	(81,150)	161,535

Total liabilities and stockholders’ equity	$1,502,845	1,546,748

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the Six Months Ended June 30,

(Unaudited)

	2008		2007
Revenue -
Equipment and supplies	$57,570		$178,854
Residual and interchange income	1,926,300		1,946,093
Other	35,242		37,895
Total revenue	2,019,112		2,162,842

Cost of sales -
Equipment and supplies	68,042		143,103
Residual and interchange costs	1,158,561		1,155,897
Commissions	8,310		186
Other	71,166		63,170
Total cost of sales	1,306,079		1,362,356

Gross profit	713,033		800,486

Operating expenses -
Depreciation and amortization	52,828		65,491
Consulting fees	86,148		85,863
Legal and accounting fees	3,813		98,126
Salaries and benefits	454,761		371,594
Travel, delivery and vehicle expenses	54,511		79,602
Other	245,816		202,626
Total operating expenses	897,877		903,302

(-Loss-) from operations	(184,844)		(102,816)

Other income (expense) -
Interest income	1,623		8,535
Interest expense	(55,654)		(22,943)

Net (-loss-) before income taxes	(238,875)		(117,224)

Provision for income taxes	—		—

Net (-loss-)	$(238,875)		$(117,224)

Basic and diluted net (-loss-) per common share	$(.40)		$(.20)
Weighted average number of shares outstanding	592,785		579,091

Other comprehensive income (loss) -
Net (-loss-)	$(238,875)		$(117,224)
Foreign currency translation adjustment	(3,810)		35,124
Total comprehensive (-loss-)	$(242,685)	$	(82,100)

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Operations

For the three Months Ended June 30,

(Unaudited)

	2008	2007
Revenue -
Equipment and supplies	$32,576	$88,397
Residual and interchange income	982,611	1,021,346
Other	20,353	23,155
Total revenue	1,035,540	1,132,898

Cost of sales -
Equipment and supplies	40,519	73,168
Residual and interchange costs	605,120	604,645
Commissions	2,969	130
Other	32,399	28,669
Total cost of sales	681,007	706,612

Gross profit	354,533	426,286

Operating expenses -
Depreciation and amortization	25,116	29,712
Consulting fees	42,966	44,692
Legal and accounting fees	3,607	86,627
Salaries and benefits	217,935	189,432
Travel, delivery and vehicle expenses	23,876	45,453
Other	130,786	97,522
Total operating expenses	444,286	493,438

(-Loss-) from operations	(89,753)	(67,152)

Other income (expense) -
Interest income	672	4,464
Interest expense	(32,120)	(10,435)

Net (-loss-) before income taxes	(121,201)	(73,123)

Provision for income taxes	—	—

Net (-loss-)	$(121,201)	$(73,123)

Basic and diluted net (-loss-) per common share	$(.20)	$(.12)
Weighted average number of shares outstanding	592,785	592,785

Other comprehensive income (loss) -
Net (-loss-)	$(121,201)	$(73,123)
Foreign currency translation adjustment	557	31,449
Total comprehensive (-loss-)	$(120,644)	$(41,674)

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

					Foreign
					Currency
	Preferred Stock		Common Stock		Translation	Accumulated
	Shares	Amount	Shares	Amount	Adjustment	(Deficit)	Total
Balance, December 31, 2007	1,416,143	$1,400,719	592,785	$558,960	$151,657	$(1,949,801)	$161,535
Net loss	—	—	—	—	(3,810)	(238,875)	(242,685)

Balance, June 30, 2008	1,416,143	$1,400,719	592,785	$558,960	$147,847	$(2,188,676)	$(81,150)

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.

Consolidated Statement of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net (loss) from operations	$(238,875)	$(117,224)
Reconciling adjustments -
Depreciation and amortization	52,828	65,491
Other non-cash transactions	—	45,714
Changes in operating assets and liabilities
Accounts receivable	67,193	(38,118)
Inventory	(20,093)	(36,846)
Prepaid expenses and other	(1,801)	(11,748)
Accounts payable and accrued liabilities	258,944	6,299
Net cash provided by (used in) operations	118,196	(86,432)

Cash flows from investing activities:
Purchase of equipment	(50,358)	(176,884)
Disposal of equipment	30,806	35,034
Collections of loans receivable	5,078	64,972
Net cash (used in) investing activities	(14,474)	(76,878)

Cash flows from financing activities:
Exercise of options	—	7,017
Repayments of loans	(60,162)	(25,858)
Net cash (used in) financing activities	(60,162)	(18,841)

Foreign currency translation adjustment	(3,192)	34,743
Net change in cash and cash equivalents	40,368	(147,408)
Cash at beginning of period	211,710	413,398
Cash at end of period	$252,078	$265,990

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,926	$8,490
Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.

Notes to Financial Statements

June 30, 2008 and 2007

(Unaudited)

Note 1 – Basis of Presentation and Nature of Operations

The accompanying consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements and the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X.  The accompanying consolidated financial statements included herein have been prepared by Westsphere Asset Corporation, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Westsphere Asset Corporation, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Westsphere Asset Corporation, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160").  SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

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

Note 4 – Related Party

The following table summarizes the Company’s accounts receivable - related party transactions as at June 30, 2008:

Revenue	Amount
Sales of ATM to: Director’s 100% owned company	$ 9,461
Sales of ATM parts and accessories to: Directors’ 100% owned company	4,981
Shareholder loan from:
49% shareholder’s of Personal Financial Solution The shareholder loan is payable on demand.	2,748
Total	$17,190

The following table summarizes the Company’s accounts payable - related party transactions as at June 30, 2008:

Payable to:	Amount
A loan advanced from Company’s subsidiary Vencash President for working capital.	$ 4,370
Officers’ and Directors’ bonuses payable carried forward from year 2002.	66,380
Deposits advanced from Westsphere’s President to support the switch development project.	102,912
A loan advanced from Westsphere’s President for working capital.	51,028
A deposit from Westsphere’s vice president to purchase ATMs	9,157
A deposit from Westsphere’s vice president to purchase cash for ATMs.	29,670
A loan advance from Westsphere’s vice president bearing interest at 12% per annum, blended monthly payment of interest only for working capital.	44,011
Total	$307,528

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – June 30, 2008

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
“Inactive”

Vencash POS Services Inc. (Formerly Westsphere POS Services Ltd.)
100%
“Active”

Kan-Can Resorts Ltd.
99%
“Inactive”

Westsphere Capital Group Ltd.
100%
“Active”

Active = with business activity
Inactive = no business activity

Plan of Operations

During the three (3) month period of operations ending June 30, 2008, Westsphere and its subsidiaries generated a net loss from operations of $121,201, while a net loss from operations of $73,123 was realized for the same period from the previous year.  The increase in net loss of $48,078 over the same period from the previous year was caused by a decrease in gross profit of $71,753, an increase in salaries and benefits of $28,503, an increase in other expenses of $33,264, and an increase in interest expense of $21,685.  The increase in net loss is partially offset against a significant decrease in legal and accounting fees of $83,020 and a decrease in travel, delivery and vehicle expenses of $21,577 over the same period from the previous year.

Westsphere's gross margin during the three month ended June 2008 decreased by 4% to 34% from the gross margin during the same period from the previous year of 38%.  This was mainly caused by a decrease in net of residual and interchange income of $38,735 and a decrease in net equipment and supplies revenue of $55,821.

The decrease in net of residual and interchange income was mainly caused by a decrease in the number of placements of ATMs in the latter part of year 2007 to present.  The decrease in the number of placements was due to Westsphere’s subsidiary Vencash no longer having the finance/lease program available offered by an ATM supplier to place more ATMs in the market place at a lower cost.  This is due to changes within the organization of a major Vencash ATM supplier, equipment and supply agreements along with related transaction processing agreements signed in the latter part of year 2006 that are presently in dispute.  In addition, according to Canadian Interac data, the number of transactions using an ATM other than the cardholder’s institution has dropped from 375 million in 2001 to 285 million in 2006 and the number of shared ATMs increased by 4% but the number of shared cash dispensing decreased by 6.5%.

The decrease in net of equipment and supplies sales was due to Westsphere’s subsidiary Vencash Capital Corporation mainly focusing on the placement, and finance/lease program offered by an ATM supplier in year 2006.  The finance/lease program provides Vencash Capital an opportunity to place more ATMs in the marketplace at a lower cost.  However, as mentioned above, the finance/lease program offered by an ATM supplier is currently under dispute.  The dispute with the ATM supplier is an ongoing matter with no further agreement in place.  This has resulted in a requirement to find additional financial resourses related to growth in its ATM business and to determine whether or not Vencash’s current ATM equipment supplier can meet the upgrade requirements as set forth in regards to meeting ongoing regulatory compliance.

The addition in salaries and benefits was primarily due to an additional three new positions to the organization during the second quarter of year 2007; a sales manager, a service technician, and a junior accountant.

An increase in other expenses was primarily caused by the writing off of an unsecured promissory note of $15,835 ($16,000 CDN), a reduction in foreign exchange gain of $7,250, an increase in bank charges for cash purchases of $5,533, and the remaining $4,646 was related to various general and administrative expenses.

The increase in interest expense was due to Westsphere entering into two new loan agreements during year 2007 totaling $228,460 ($231,000 CDN), bearing interest at 12% per annum, blended monthly payments of interest only of $2,286 ($2,310 CDN). The purpose of these loans is to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers ATM equipment and site locations.  Westsphere also committed to pay $1,485 ($1,500 CDN) interest per month to an investor who provides vault cash to Westsphere’s subsidiary Vencash’s customer’s ATM equipment and site locations.  Revenue from these funds will be generated from surcharge transactions.  In January 2008, Westsphere entered into a new loan agreement with Westsphere’s Vice President totaling $54,395 ($55,000 CDN), bearing interest at 12% per annum, blended monthly payments of interest only of $544 ($550 CDN).  The purpose of the loan is to purchase ATM parts and accessories.

The significant decrease in legal and accounting fees of $83,020 was primarily due to the recording of the annually and quarterly audit fees in the same period from the previous year.  The prior year’s legal and accounting fees include the annual audit fee for year ending December 31, 2005, accrued annual and quarterly audit fees for the year ending December 31, 2006, and two quarterly audit fees accrued for the year 2007.

To this date, 889 ATM and 482 POS sites are being processed between two switches.  There was no change in operations during the second quarter of year 2008.

Westsphere and its subsidiaries currently generate sufficient revenues to meet overhead needs.  In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds.  Westsphere believes that it will continue as a going concern with the present revenues from its subsidiary Vencash but it would be unable to meet its market growth projections without further funding outside of the ongoing revenue from the operations of Vencash.

Westsphere is unable to continue supporting the switch development project where it has funded the start up costs.  This is due to Westsphere’s subsidiary Vencash experiencing a steady decrease in gross profit; specifically in the residual and interchange income over the past year.  Westsphere’s President has advanced deposits of $102,912 to support the switch development project.  Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds to fund the switch development project.  The completion date of the project has been extended due to technical reasons and is expecting to be completed by the end of this year.

In order to grow Westsphere’s businesses in ATM machines and in POS machines, Westsphere is dependent upon private placements, loans and/or joint venture arrangements. The profits are expected to be generated by the interchange and surcharges collected from ATM and POS machines and the sale of ATM and POS machines.

Changes in Financial Position

During the Six (6) month period ending June 30, 2008, total assets decreased to $1,502,845 primarily due to a collection of accounts receivable of $44,727, a collection from accounts receivable related parties of $22,466.  The decrease in total assets is partially offset against an increase in intellectual property of $21,409.

The increase in intellectual property was caused by the switch development project with ACI Worldwide Inc.  The completion date of the project has been extended due to technical reasons and is expecting to be completed by the end of this year.

Westsphere's current liabilities consist of accounts payable of $634,652, accounts payable to related parties of $307,528, and current portion of loans payable of $113,034.

Accounts payable includes payables of $35,316 to suppliers for the purchase of ATM machines and POS machines, $222,859 is payable for the return of surcharge and interchange, accounting and legal payables in the amount of $108,866, unearned revenue in the amount of $20,538, lease payable in the amount of $29,091, telephone expenses in the amount of $19,524, vacation payable in the amount of $48,240, $98,900 is payable for the return of vault cash, switch expense in the amount of $6,102, and $45,216 due for consulting services, office expenses and various other general fees and charges.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $66,380, a loan advanced from Westsphere’s President in the amount of $51,028, deposits advanced from Westsphere’s President to support the switch development project in the amount of $102,912, a loan advance from Vencash’s President of $4,370, a deposit from Westsphere’s Vice President to purchase ATMs in the amount of $9,157, a deposit from Westsphere’s Vice President to purchase cash in the amount of $29,670, and a loan advance from Westsphere’s vice president bearing interest at 12% per annum in the amount of $44,011.

Long term liabilities as at June 30, 2008 consisted of a shareholder loan totaling $259,687, and loans payable, less current portion of $269,094.  Westsphere’s shareholder loans related to TRAC of $186,504 has an interest rate of 18% per annum. This is a demand loan.  The remaining balance of shareholder loans total $73,183 with no specific terms of repayment.

Westsphere’s subsidiary Vencash entered into two loan agreements with its major ATM supplier in July of 2006.  The first loan agreement of $161,249 ($188,080 CDN) bearing interest at 6% per annum requires blended monthly payments of principal and interest of $4,452 to March 2009.  As of June 30, 2008, the balance is $63,491 ($64,197 CDN). The second loan agreement of $36,226 (42,254 CDN), bearing interest at 18% per annum, requires blended monthly payments of principal and interest of $1,226 to July 2011; with a final payment of $90 in August 2011.  As of June 30, 2008, the balance is $32,932 ($33,298 CDN).  These loans are reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In May 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $885 ($869 CDN) to May 2012; with a final payment of $90 in May 2012.  As of June 30, 2008, the balance is $28,408 ($28,724 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In June 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $885 ($869 CDN) to June 2012; with a final payment of $90 in June 2012.  As of June 30, 2008, the balance is $28,837 ($29,157 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In September 2007, Westsphere’s subsidiary Vencash entered into a loan agreement totaling $101,833 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,007 ($1,000 CDN) to September 2008 with an automatic extension for a further 6 month term.  The principle is to be repaid in a maximum of 18 months.  The purpose of the loan is to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers’ ATM equipment and site locations. As of June 30, 2008, the balance is $98,900 ($100,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

On November 5, 2007, Westsphere’s subsidiary Westsphere Systems Inc. raised $133,401 ($131,000 CDN) through a loan agreement with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,334 ($1,310 CDN) to October 2009, with an automatic extension for a further 12 month term. As of June 30, 2008, the balance is $129,560 ($131,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

Shareholders' equity as of June 30, 2008 was negative $81,150; inclusive of an accumulated loss from operations of $2,188,676, as compared to shareholders equity of $161,535 as of the same date from the previous year. Total issued and outstanding share capital as of the six months ending June 30, 2008 was 592,785 common shares and 1,416,143 preferred shares as compared to a total of 592,785 common shares and 1,416,143 preferred shares as of December 31, 2007.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2008, the Company had working capital of $2,021 and Stockholders' Equity of negative $81,150 compared with working capital of $265,896 and Stockholders' Equity of $161,535 as of December 31, 2007.  The Company’s working capital has decreased principally as a result of an increase in accounts payable and accrued expenses of $129,766, and an increase in accounts payable to related parties of $129,178.

The increase in the accounts payable and accrued liabilities is primarily due to investor’s deposits for a cash purchase of $98,900 ($100,000 CDN).  The increase in accounts payable to related parties is from Westsphere’s President’s advanced deposits to support the switch development project.  Stockholders' Equity decreased as a result of a net loss for the six months ended of June 30, 2008 of $238,875 and a decrease in accumulated other comprehensive income of $3,810.

The Company’s consolidated operations provided positive $118,196 in net cash, compared to the use of net cash in the amount of $86,432 during the same period from the previous year. This increase in cash flow from operations was the result of the increase in accounts payable and accrued liabilities of $252,645 and is partially offset against other non-cash transactions of $45,714.

Investing activities during the six month period resulted in the use of net cash of negative $14,474, which was caused by the purchase of equipment of $50,358 and partially offset against the disposal of equipment of $30,806 and collection on loans receivable of $5,078.

Financing activities during the six month period resulted in the use of net cash of negative $60,162 for the repayment of debt.

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

Westsphere will not have sufficient cash flow to continue supporting the switch development project.  This is due to Westsphere’s subsidiary Vencash experiencing a steady decrease in gross profit; specifically in the residual and interchange income over the past year.  As a result, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds to fund the switch development project.  The completion date of the project has been extended due to technical reasons and is expected to complete by the end of this year.

As mentioned above, Westsphere believes that its subsidiary, Vencash Capital, generates sufficient ongoing revenues to ensure that Westsphere is a going concern.

Capital Resources

The primary capital resource of Westsphere is the operations of Vencash Capital, its wholly owned subsidiary.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008 (the “Evaluation Date”).

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

ITEM 1A. RISK FACTORS

N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no changes since the filing of the 10K on December 31, 2007.

Each of the foregoing issuances of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no direct selling efforts of any kind made in the Untied States; neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption there from is available and that no hedging transactions involving those securities may be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that they were not a U.S. person, and were not acquiring the securities for the account or benefit of any U.S. person, and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933, or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed with this report.

31.1    Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2    Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1    Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350

32.2    Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSPHERE ASSET CORPORATION, INC.

By:   /s/ Douglas MacDonald

Name:  Douglas MacDonald

Title:

President

Date:

August 14, 2008

By:   /s/ Kim Law

Name:  Kim Law

Title:

Principal Financial Officer and Accounting Officer

Date:

August 14, 2008

Endnotes

4