Form 10KSB/A
period 2007-12-31
WESTSPHERE ASSET CORPORATION, INC
filed 2008-09-29
CIK 1129120

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

EXPLANATORY NOTE

This Amendment No.2 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the year ended December 31, 2007 of the Registrant which was filed with the Securities Exchange Commission on April 15, 2008 (the “Original Filing”) is being filed to amend or include certain disclosure contained in Item 8A Controls and Procedures. Other Information and in the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

As a result of this Amendment No. 2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment No. 2 on Form 10-KSB/A.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer originally concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-KSB. However while management reported on the effectiveness of its Disclosure Controls and Procedures to the board of directors, the Company was also required by regulation to include the report on the effectiveness of Disclosure Controls and Procedures in its original filing of the Annual Report on Form 10-KSB. The Company failed to include the report and as a result, management has revised its conclusion on Disclosure Controls and Procedures that its controls were not effective at December 31, 2007 with respect to the requirement of including the report in the Form 10-KSB.

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
Date:  September 26, 2008

By: /s/ Kim Law
Name:  Kim Law
Title:  Principal Financial and Accounting Officer
Date:  September 26, 2008

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:  /s/ Douglas N. Mac Donald
Name:  Douglas N. Mac Donald
Title:  President and Board of Directors
Date:  September 26, 2008

By:  /s/ Robert L. Robins
Name:  Robert L. Robins
Title:  Board of Directors
Date:  September 26, 2008

By:  /s/ Bernd Reuscher
Name:  Bernd Reuscher
Title:  Board of Directors
Date:  September 26, 2008

By:  /s/ Roy L. Queen
Name:  Roy L. Queen
Title:  Board of Directors
Date:  September 26, 2008

By:  /s/ Kim Law
Name:  Kim Law
Title:  Board of Directors
Date:  September 26, 2008

By:  /s/ John (Jack) Thomson
Name:  Jack Thomson
Title:  Board of Directors
Date:  September 26, 2008