Form 10-Q
period 2008-09-30
WESTSPHERE ASSET CORPORATION, INC
filed 2008-11-14
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commissions file number 0-32051

WESTSPHERE ASSET CORPORATION, INC.
(Exact name of small business issuer
as specified in its charter)

COLORADO	98-0233968
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2140 Pegasus Way N.E.
Calgary, Alberta Canada T2E 8M5
Telephone (403) 290-0264
(Issuer’s telephone number)

NOT APPLICABLE
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 29, 2008, there were 592,701 outstanding shares of the Registrant’s Common Stock, no par value and 1,416,143 shares of Preferred Stock, no par value.

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO THE FORM 10-Q

For the quarterly period ended September 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Balance Sheet

	September 30, 2008 (Unaudited)	December 31, 2007 (Note 1)

ASSETS

CURRENT ASSETS
Cash	$207,553	$211,710
Accounts receivable net of allowance for doubtful accounts of $82,521 and $75,976, respectively	394,307	483,934
Accounts receivable – related parties	18,977	39,656
Inventory	260,450	264,027
Prepaid expense and deposit	77,272	62,839

Total current assets	958,559	1,062,166

Property and equipment, net of depreciation	289,296	377,986
Note receivable	14,248	11,502
Intellectual property	90,056	39,228
Deferred tax benefits	52,839	55,866

Total assets	$1,404,998	$1,546,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$506,406	$504,886
Current portion of loans	126,962	113,034
Accounts payable, related parties	492,209	178,350
Current loan payable, related parties	—	—

Total current liabilities	1,125,577	796,270

Shareholder loans	257,972	264,310
Loans payable, less current portion	222,492	324,633

Total liabilities	1,606,041	1,385,213

STOCKHOLDERS’ DEFICIT (EQUITY)
Preferred stock – authorized 75,000,000 shares, no par value, 1,416,143 shares issued and outstanding at September 30, 2008 and December 31, 2007	1,400,719	1,400,719
Common stock - authorized 75,000,000 shares, no par value; 592,785 shares issued and outstanding at September 30, 2008 and 592,785 at December 31, 2007	558,960	558,960
Accumulated other comprehensive income	149,716	151,657
Accumulated deficit	(2,310,433)	(1,949,801)

	(201,048)	161,535
Less: Treasury stock (84 shares)	(5)	—

Total stockholders’ equity	(201,043)	161,535

Total liabilities and stockholders’ equity	$1,404,998	1,546,748

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Operations
For the Nine Months Ended September 30,
(Unaudited)

	2008	2007

Revenue -
Equipment and supplies	$79,282	$254,887
Residual and interchange income	2,892,422	3,036,044
Other	50,629	55,613

Total revenue	3,022,333	3,346,544

Cost of sales -
Equipment and supplies	98,597	198,803
Residual and interchange costs	1,757,129	1,782,887
Commissions	8,310	1,906
Other	99,204	103,310

Total cost of sales	1,963,240	2,086,906

Gross profit	1,059,093	1,259,638

Operating expenses -
Depreciation and amortization	79,978	97,194
Consulting fees	127,902	130,783
Legal and accounting fees	13,705	106,776
Salaries and benefits	650,934	595,649
Travel, delivery and vehicle expenses	96,939	121,346
Currency exchange	—	(15,704)
Other	371,969	336,554

Total operating expenses	1,341,427	1,372,598

(-Loss-) from operations	(282,334)	(112,960)

Other income (expense) -
Interest income	2,136	9,819
Interest expense	(80,434)	(37,826)

Net (-loss-) before income taxes	(360,632)	(140,967)

Provision for income taxes	—	—

Net (-loss-)	$(360,632)	$(140,967)

Basic and diluted net (-loss-) per common share	$(.61)	$(.24)

Weighted average number of shares outstanding	592,701	592,785

Other comprehensive income (loss) -
Net (-loss-)	$(360,632)	$(140,967)
Foreign currency translation adjustment	(1,941)	56,170

Total comprehensive (-loss-)	$(362,573)	$(84,797)

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Operations
For the three Months Ended September 30,
(Unaudited)

	2008	2007

Revenue -
Equipment and supplies	$21,712	$76,033
Residual and interchange income	966,122	1,089,951
Other	15,387	17,718

Total revenue	1,003,221	1,183,702

Cost of sales -
Equipment and supplies	30,555	55,700
Residual and interchange costs	598,568	626,990
Commissions	—	1,720
Other	28,038	40,141

Total cost of sales	657,161	724,551

Gross profit	346,060	459,151

Operating expenses -
Depreciation and amortization	27,150	31,703
Consulting fees	41,754	44,920
Legal and accounting fees	9,892	8,650
Salaries and benefits	196,173	224,055
Travel, delivery and vehicle expenses	42,428	41,743
Currency exchange	—	(8,190)
Other	126,153	126,414

Total operating expenses	443,550	469,295

(-Loss-) from operations	(97,490)	(10,144)

Other income (expense) -
Interest income	513	1,284
Interest expense	(24,780)	(14,883)

Net (-loss-) before income taxes	(121,757)	(23,743)

Provision for income taxes	—	—

Net (-loss-)	$(121,757)	$(23,743)

Basic and diluted net (-loss-) per common share	$(.21)	$(.04)

Weighted average number of shares outstanding	592,701	592,785

Other comprehensive income (loss) -
Net (-loss-)	$(121,757)	$(23,743)
Foreign currency translation adjustment	1,869	24,721

Total comprehensive (-loss-)	$(119,888)	$978

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(Unaudited)

					Foreign Currency Translation Adjustment
	Preferred Stock		Common Stock
						Accumulated (Deficit)
	Shares	Amount	Shares	Amount			Total

Balance, December 31, 2007	1,416,143	$1,400,719	592,785	$558,960	$151,657	$(1,949,801)	$161,535

Net loss	—	—	—	—	(1,941)	(360,632)	(362,573)

	1,416,143	$1,400,719	592,785	$558,960	$149,716	$(2,310,433)	$(201,038)

Treasury stock	—	—	(84)	(5)	—	—	(5)

Balance, September 30, 2008	1,416,143	$1,400,719	592,701	$558,955	$149,716	$(2,310,433)	$(201,043)

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net (loss) from operations	$(360,632)	$(140,967)
Reconciling adjustments -
Depreciation and amortization	79,978	97,194
Other non-cash transactions	—	48,033
Changes in operating assets and liabilities
Accounts receivable	110,306	(75,448)
Inventory	3,577	(10,167)
Prepaid expenses and other	(14,433)	1,389
Accounts payable and accrued liabilities	15,448	(41,612)

Net cash provided by (used in) operations	(165,756)	(121,578)

Cash flows from investing activities:
Purchase of equipment	(96,506)	(220,656)
Disposal of equipment	33,321	53,856
Collections of loans receivable	(2,746)	68,267
Treasury stock	(5)	—

Net cash (used in) investing activities	(65,936)	(98,533)

Cash flows from financing activities:
Exercise of options	—	7,017
Proceeds from loans	313,859	113,276
Repayments of loans	(108,479)	(15,733)

Net cash (used in) financing activities	205,380	104,560

Foreign currency translation adjustment	22,155	63,526

Net change in cash and cash equivalents	(4,157)	(52,025)
Cash at beginning of period	211,710	413,398

Cash at end of period	$207,553	$361,373

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,723	$23,911
Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.
Notes to Financial Statements
September 30, 2008 and 2007
(Unaudited)

Note 1 – Basis of Presentation and Nature of Operations

The accompanying consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements and the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X. The accompanying consolidated financial statements included herein have been prepared by Westsphere Asset Corporation, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Westsphere Asset Corporation, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Westsphere Asset Corporation, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

The Company’s primary business is the sale and operation of cash vending (ATM) and point of sale (POS) machines in Canada.

There is no provision for dividends for the quarter to which this quarterly report relates.

Note 2 – Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future financial position or results of operations.

Note 3 – Inventory

Inventory consists primarily of cash vending and POS machines, which are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Note 4 – Related Party

The following table summarizes the Company’s accounts receivable - related party transactions as at September 30, 2008:

Revenue	Amount

Sales of ATM to:
Director’s 100% owned company	$9,461

Sales of ATM parts and accessories to:
Directors’ 100% owned company	6,840

Shareholder loan from:

49% shareholder’s of Personal Financial Solution	2,677

The shareholder loan is payable on demand.
Total	$18,977

The following table summarizes the Company’s accounts payable - related party transactions as at September 30, 2008:

Payable to:	Amount

A loan advanced from Company’s subsidiary Vencash President for working capital.	$1,933

Officers’ and Directors’ bonuses payable carried forward from year 2002	64,646

Deposits advanced from Westsphere’s President to support the switch development project	225,789

A loan advanced from Westsphere’s President for working capital.	77,807

A loan advance from Westphere’s officer and director.	2,214

A deposit from Westsphere’s vice president to purchase cash for ATMs.	77,053

A loan advance from Westsphere’s vice president bearing interest at 12% per annum, blended monthly payment of interest only for working capital.	42,767

Total	$492,209

Note 5 – Share Capital

On September 30, 2008 Westsphere redeems 84 shares @ $0.05 per share. The cost of such shares is equal to their stated value. This redemption of shares is reflected in the accompanying consolidated balance sheet as treasury stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – September 30, 2008

WESTSPHERE ASSET CORPORATION, INC.

Subsidiaries CDN	Subsidiaries CDN	Subsidiaries US

Vencash Capital Corporation	Trac POS Processing Inc.	Vencash Financial Systems Inc. (US)
100%	82%	100%
“Active”	“Active”	“Inactive”

Westsphere Systems Inc.	Cash Direct Financial Services Ltd.
100%	100%
“Active”	“Active”

E Debit International Inc. 100% “Inactive”	105725 Alberta Ltd. o/a Personal Financial Solutions 51% owned by Cash Direct Financial Services Ltd. “Inactive”

Vencash POS Services Inc.
(Formerly Westsphere POS Services Ltd.) 100%
“Active”

Kan-Can Resorts Ltd.
99%
“Inactive”

Westsphere Capital Group Ltd.
100%
“Active”

Active = with business activity

Inactive = no business activity

Plan of Operations

Results of Operations – Three Month Period

During the three (3) month period of operations ending September 30, 2008, Westsphere and its subsidiaries generated a net loss from operations of $121,757, while a net loss from operations of $23,743 was realized for the same period from the previous year. The increase in net loss of $98,014 over the same period from the previous year was caused by a decrease in net of residual and interchanges income of $95,407 and a decrease in net equipment and supplies revenue of $29,176. The increase in net loss is partially offset against a decrease in salaries and benefits of $27,882 over the same period from the previous year.

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

The decrease in salaries and benefits was primarily due to a deletion of one accounting position during the year 2008.

Results of Operations - Nine Month Period

During the nine (9) month period of operations ending September 30, 2008, Westsphere and its subsidiaries generated a net loss from operations of $360,632, while a net loss from operations of $140,967 was realized for the same period from the previous year. The increase in net loss for the nine (9) month period of $219,665 over the same period from the previous year was caused by a decrease in net of residual and interchanges income of $117,864, a decrease in net equipment and supplies revenue of $75,399, an increase in salaries and benefits of $55,285, an increase in other expenses of $35,415, an increase in interest expense of $42,608, and a decrease in interest income of $7,683. The increase in net loss is partially offset against a significant decrease in legal and accounting fees of $93,071 and a decrease in travel, delivery and vehicle expenses of $24,407 over the same period from the previous year.

The decrease in net of residual and interchange income for the nine (9) month period was mainly caused by a decrease in the number of placements of ATMs in the latter part of year 2007 to present. The decrease in the number of placements was due to Westsphere’s subsidiary Vencash no longer having the finance/lease program available offered by an ATM supplier to place more ATMs in the market place at a lower cost. This is due to changes within the organization of a major Vencash ATM supplier, equipment and supply agreements along with related transaction processing agreements signed in the latter part of year 2006 that are presently in dispute. In addition, according to Canadian Interac data, the number of transactions using an ATM other than the cardholder’s institution has dropped from 375 million in 2001 to 285 million in 2006 and the number of shared ATMs increased by 4% but the number of shared cash dispensing decreased by 6.5%.

The decrease in net of equipment and supplies sales for the nine (9) month period was due to Westsphere’s subsidiary Vencash Capital Corporation mainly focusing on the placement, and finance/lease program offered by an ATM supplier in year 2006. The finance/lease program provides Vencash Capital an opportunity to place more ATMs in the marketplace at a lower cost. However, as mentioned above, the finance/lease program offered by an ATM supplier is currently under dispute. The dispute with the ATM supplier is an ongoing matter with no further agreement in place. This has resulted in a requirement to find additional financial resources related to growth in its ATM business and to determine whether or not Vencash’s current ATM equipment supplier can meet the upgrade requirements as set forth in regards to meeting ongoing regulatory compliance.

The addition in salaries and benefits for the nine (9) month period was primarily due to an additional three new positions to the organization during the second quarter of year 2007; a sales manager, a service technician, and a junior accountant.

An increase in other expenses for the nine (9) month period was primarily caused by the writing off of an unsecured promissory note of $15,835 ($16,000 CDN), an increase in rent of $25,809, a decrease in office supplies of $14,808, and the remaining $8,579 was related to various general and administrative expenses.

The increase in interest expense for the nine (9) month period was due to Westsphere entering into two new loan agreements during year 2007 totaling $222,492 ($231,000 CDN), bearing interest at 12% per annum, blended monthly payments of interest only of $2,225 ($2,310 CDN). The purpose of these loans is to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customer’s ATM equipment and site locations. Westsphere also committed to pay $1,445 ($1,500 CDN) interest per month to an investor who provides vault cash to Westsphere’s subsidiary Vencash’s customer’s ATM equipment and site locations. Revenue from these funds will be generated from surcharge transactions. In January 2008, Westsphere entered into a new loan agreement with Westsphere’s Vice President totaling $52,974 ($55,000 CDN), bearing interest at 12% per annum, blended monthly payments of interest only of $530 ($550 CDN). As of September 30, 2008, the balance is $42,767 ($44,402 CDN). The purpose of the loan is to purchase ATM parts and accessories.

A significant decrease in interest income for the nine (9) month period was primarily caused by the sale of the sales-type lease contract in November 2006 and the mortgage receivable was paid in full on April 1, 2007. Therefore, no interest income was earned.

The significant decrease in legal and accounting fees of $93,071 for the nine (9) month period was primarily due to the recording of the annually and quarterly audit fees in the same period from the previous year. The prior year’s legal and accounting fees include the annual audit fee for year ending December 31, 2005, accrued annual and quarterly audit fees for the year ending December 31, 2006, and two quarterly audit fees accrued for the year 2007.

A decrease in travel, delivery and vehicle expenses for the nine (9) month period was caused by a decrease in number of placement of ATMs in the marketplace. The decrease in the number of placements was due to Westsphere’s subsidiary Vencash no longer having the finance/lease program available offered by an ATM supplier to place more ATMs in the market place at a lower cost. This is due to changes within the organization of a major Vencash ATM supplier, equipment and supply agreements along with related transaction processing agreements signed in the latter part of year 2006 that are presently in dispute.

To this date, 892 ATM and 482 POS sites are being processed between two switches. There was no change in operations during the third quarter of year 2008.

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

Westsphere is unable to continue supporting the switch development project where it has funded the start up costs. This is due to Westsphere’s subsidiary Vencash experiencing a steady decrease in gross profit; specifically in the residual and interchange income over the past year. Westsphere’s President has advanced deposits of $225,789 ($234,423 CDN) to support the switch development project. Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds to fund the switch development project.

The switch development project is in the final phase where the testing of the systems is expected to be completed by the end of November this year. The production date of the project is expected to commence by the end of this year.

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

Westsphere Systems Inc. will process all transactions through its association with ACI thereby eliminating the costs, restrictions, and potential risks of relying on third party processors. Most importantly, the investment in the processor, or switch, will also enable Westsphere’s direct entry into new and emerging markets such as card management and processing. The switch project is expected to launch in December 2008.

Changes in Financial Position

During the Nine (9) month period ending September 30, 2008, total assets decreased to $1,404,998 primarily due to a collection of accounts receivable of $89,627, a collection from accounts receivable related parties of $20,679, a decrease in property and equipment of $88,690. The decrease in total assets is partially offset against an increase in intellectual property of $50,828.

The increase in intellectual property was caused by the switch development project with ACI Worldwide Inc. The switch development project is in the final phase where the testing of the systems is expecting to be completed by the end of November this year. The switch project is expected to launch in December 2008.

Westsphere’s current liabilities consist of accounts payable of $506,406, accounts payable to related parties of $492,209, and current portion of loans payable of $126,962.

Accounts payable includes payables of $27,063 to suppliers for the purchase of ATM machines and POS machines, $216,709 is payable for the return of surcharge and interchange, accounting and legal payables in the amount of $95,975, unearned revenue in the amount of $3,887, lease payable in the amount of $27,636, telephone expenses in the amount of $10,138, vacation payable in the amount of $41,177, $36,600 is payable for the return of vault cash, switch expense in the amount of $4,193, investor deposit in the amount of $5,748, and $37,280 due for consulting services, office expenses and various other general fees and charges.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $64,646, a loan advanced from Westsphere’s President in the amount of $77,807, deposits advanced from Westsphere’s President to support the switch development project in the amount of $225,789, a loan advance from Vencash’s President of $1,933, a loan advance from Westsphere’s officer and director of $2,214, a deposit from Westsphere’s Vice President to purchase cash in the amount of $77,053, and a loan advance from Westsphere’s vice president bearing interest at 12% per annum in the amount of $42,767.

Westsphere’s subsidiary Vencash entered into two loan agreements with its major ATM supplier in July of 2006. The first loan agreement of $181,153 ($188,080 CDN) bearing interest at 6% per annum requires blended monthly payments of principal and interest of $4,452 to March 2009. As of September 30, 2008, the balance is $43,758 ($45,431 CDN). The second loan agreement of $40,698 (42,254 CDN), bearing interest at 18% per annum, requires blended monthly payments of principal and interest of $1,226 to July 2011; with a final payment of $90 in August 2011. As of September 30, 2008, the balance is $30,005 ($31,153 CDN). These loans are reflected in the accompanying consolidated balance sheet as current portion of loans.

In May 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $852 ($869 CDN) to May 2012; with a final payment of $90 in May 2012. As of September 30, 2008, the balance is $26,382 ($27,390 CDN). This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

In June 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $852 ($869 CDN) to June 2012; with a final payment of $90 in June 2012. As of September 30, 2008, the balance is $26,817 ($27,842 CDN). This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

Long term liabilities as at September 30, 2008 consisted of a shareholder loan totaling $257,972, and loans payable, less current portion of $222,492.

Westsphere’s shareholder loans related to TRAC of $188,633 has an interest rate of 18% per annum. This is a demand loan. The remaining balance of shareholder loans total $69,339 with no specific terms of repayment.

In September 2007, Westsphere’s subsidiary Vencash entered into a loan agreement totaling $96,317 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $963 ($1,000 CDN) to September 2008 with an automatic extension for a further 6 month term. The principle is to be repaid in a maximum of 18 months. The purpose of the loan is to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers’ ATM equipment and site locations. As of September 30, 2008, the balance is $96,317 ($100,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

On November 5, 2007, Westsphere’s subsidiary Westsphere Systems Inc. raised $126,175 ($131,000 CDN) through a loan agreement with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,262 ($1,310 CDN) to October 2009, with an automatic extension for a further 12 month term. As of September 30, 2008, the balance is $126,175 ($131,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

Shareholders’ equity as of September 30, 2008 was negative $201,043; inclusive of an accumulated loss from operations of $2,310,433 and treasury stock of $5, as compared to shareholders equity of $161,535 as of the same date from the previous year. Total issued and outstanding share capital as of the nine (9) months ending September 30, 2008 was 592,785 common shares and 1,416,143 preferred shares as compared to a total of 592,785 common shares and 1,416,143 preferred shares as of December 31, 2007. On September 30, 2008 Westsphere redeems 84 common shares @ $0.05 per share. The cost of such shares is equal their stated value. This redemption of shares is reflected in the accompanying consolidated balance sheet as treasury stock.

On October 27, 2008, Westsphere’s President exercised his option to convert 975 common shares to preferred shares.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders’ Equity

As of September 30, 2008, the Company had negative working capital of $167,018 and Stockholders’ Equity of negative $201,043 compared with working capital of $265,896 and Stockholders’ Equity of $161,535 as of December 31, 2007. The Company’s working capital has decreased principally as a result of a decrease in accounts receivable of $89,627, a decrease in accounts receivable related parties of $20,679, and an increase in accounts payable to related parties of $313,859.

The increase in accounts payable to related parties is from Westsphere’s President’s advanced deposits to support the switch development project.

Stockholders’ Equity decreased as a result of a net loss for the nine (9) months ended September 30, 2008 of $360,632 and a decrease in accumulated other comprehensive income of $1,941.

The Company’s consolidated operations to the use of net cash in the amount of $165,756, compared to the use of net cash in the amount of $121,578 during the same period from the previous year. This increase in the use of net cash flow from operations was the result of the increase in net loss of $219,665, a decrease in other non-cash transactions of $48,033. The increase in the use of net cash is partially offset against accounts payable and accrued liabilities of $57,060 and accounts receivable of $185,754 and other various activities of $24,884.

Investing activities during the nine (9) month period resulted in the use of net cash of $65,936, which was caused by the purchase of equipment of $96,506, an increase in loans receivable of $2,746, redemption of treasury stock of $5. The use of net cash is partially offset against the disposal of equipment of $33,321.

Financing activities during the nine (9) month period resulted in the provided of net cash of $205,380, which was caused by the proceeds from loans of $313,859, and partially offset against the repayment of debt of $108,479.

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

Westsphere will not have sufficient cash flow to continue supporting the switch development project. This is due to Westsphere’s subsidiary Vencash experiencing a steady decrease in gross profit; specifically in the residual and interchange income over the past year. As a result, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds to fund the switch development project. The switch development project is in the final phase where the testing of the systems is expected to complete by the end of November this year. The switch project is expected to launch in December 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company’s disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008 (the “Evaluation Date”).

Based on such evaluation, Messrs. Mac Donald and Law have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Moreover, there were no significant changes in internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

WESTSPHERE ASSET CORPORATION, INC.

By:	/s/ Douglas MacDonald

Name:	Douglas MacDonald
Title:	President
Date:	November 14, 2008

By:	/s/ Kim Law

Name:	Kim Law
Title:	Principal Financial Officer and Accounting Officer
Date:	November 14, 2008