Form 10-K
period 2008-12-31
WESTSPHERE ASSET CORPORATION, INC
filed 2009-05-18
CIK 1129120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ______________

Commission file number: 0-32051

WESTSPHERE ASSET CORPORATION, INC.

(Exact name of registrant as specified in its charter)

Colorado	98-0233968

State or other jurisdiction of Incorporation	I.R.S. Employer Identification No. or organization

2140 Pegasus Way N.E., CALGARY, ALBERTA, CANADA T2E 8M5

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (403) 290-0264

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Common

(Title of class)

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Seethe definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:( 1,190,579 shares) based on the average bid and asked price as of June 30, 2008: $238,116.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 591,726 common shares and 1,417,118 preferred shares as of May 15, 2009

Documents Incorporated by Reference: None

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K and the documents we incorporate by reference contain certain forward-looking statements that involve a number of risks and uncertainties. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K to conform them to actual results. We do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors.”

We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Form 10-K and the documents we incorporate by reference might not occur.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Act.

You should carefully read this Form 10-K and the documents incorporated by reference in their entirety. They contain information that you should consider when making your investment decision.

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

“Non-Conventional Banking Business”is described as business related activities which would be normally associated in Canada with a registered chartered bank or bank affiliated financial institution but is privately owned and operated and not affiliated with a Canadian Chartered Bank.

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

Vencash Capital maintains offices at 2140 Pegasus Way N.E., Calgary, AB T2E 8M5. Vencash Capital has sites located nationally across Canada and as of December 31, 2008, holds under management Eight Hundred and Eight (808) automated teller machines (“ATMs”) sites in Canada, most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes. A “site” is described as used herein means a location where an ATM has been placed, and has contracted with Vencash Capital to provide monitoring, reporting and distribution of financial surcharge transaction revenues.

Of the Eight Hundred and Eight (808) ATM sites managed by Vencash Capital & Vencash Capital owns Eighty (80) and the balance is owned by private purchasers or investors. Vencash Capital’s principal operations are in Calgary, Alberta with several contracted sales persons and three (3) service and system technicians.

On January 7, 2009 the Board of Directors after reviewing the Corporations business operations at the Annual General Meeting of the Shareholders on December 6, 2008 approved the consolidation of Vencash’s processing and business operations with the assignment of ATM related processing agreements and ATM assets under a purchase and sale agreement to be offset against receivables and payables to the Corporation’s wholly owned subsidiary Westsphere Systems Inc.

Allowing for the completion of the consolidation and integration of the ATM operations into Westsphere Systems Inc. over the next fiscal year it is anticipated that the business operations of Vencash Capital will be wound down.

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

Allowing for the completion of the consolidation and integration of the ATM operations into Westsphere Systems Inc. over the next fiscal year it is anticipated that the business operations of Vencash Financial will be wound down.

(See “Business of Vencash Capital Corporation” below.)

Kan-Can Resorts Ltd.

Kan-Can Resorts Ltd. having no current or future business operations or opportunities has been dissolved effective January 08, 2009.

Vencash POS Services Inc. VENCASH POS SERVICES INC.

On May 09, 2003, we incorporated Westsphere POS Services Ltd. WESTSPHERE POS SERVICES LTD. under the laws of the Province of Alberta for the purpose of providing sales and servicing for the point of sale POS market. “Point of Sale” “POS,” as described and used herein, means an electronic terminal that accepts bank debit cards and credit cards to pay by way of direct settlement to the retailers account from the customers banking or credit card provider on a daily basis for purchases of goods or services. On January 04, 2006,Westsphere POS Services Ltd. WESTSPHERE POS SERVICES LTD changed its name to Vencash POS Services Inc. VENCASH POS SERVICES INC. Vencash POS Services Inc. has no business activity to the date. (See “Business of Vencash POS Services Inc.” below.)

Vencash POS Services Inc. having no current or future business operations or opportunities will be dissolved during the second quarter of 2009.

Westsphere Systems Inc.

On May 16, 2000, we incorporated Westsphere Systems Inc. (“Westsphere Systems”) under the laws of the Province of Alberta. In January 2002, Westsphere Systems began business in the area of hosting web-sites, leasing server space and network services.

On January 7, 2009 the Board of Directors, after reviewing the Corporations business operations at the Annual General Meeting of the Shareholders on December 6, 2008, approved the sale and transfer of the 100% of the issued and outstanding shares of E-Debit International to the Corporation’s wholly owned subsidiary Westsphere Systems Inc. Also at this time, the Board approved the consolidation of its wholly owned subsidiary Vencash Capital Corporation’s processing and business operations with the assignment of ATM related processing agreements and ATM assets under a purchase and sale agreement to be offset against receivables and payables to Westsphere Systems Inc.

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

On June 1, 2004, we executed a share exchange agreement with a non-affiliated third party E-Debit shareholder, Mr. Prathavan Venkatraman, to exchange a total of 33,333 shares of our common stock at $0.04 per share for a ten percent (10%) interest in E-Debit International. As a result of this share exchange, E-Debit was a wholly owned subsidiary of the Corporation.

On January 7, 2009 the Board of Directors, after reviewing the Corporations business operations at the Annual General Meeting of the Shareholders on December 6, 2008, approved the sale and transfer of 100% of the issued and outstanding shares of E-Debit International to the Corporation’s wholly owned subsidiary Westsphere Systems Inc.

(See “Business of E-Debit International Inc.” below.)

TRAC POS Processing Inc.

TRAC POS Processing Inc. (“TRAC”) is an Alberta registered corporation with its principal offices located in Calgary, Alberta. TRAC is a distributor and financial processor of POS terminals. We owned a one percent (1%) interest in TRAC upon its incorporation on May 16, 2000.

On January 5, 2001, we purchased an additional four percent (4%) interest in TRAC for $3.00 USD ($4.00 CDN) from a non-affiliated third party, Mr. Joseph Bowser, who, with his family, was a majority shareholder of TRAC.

In 2002, we acquired an additional forty-one percent (41%) interest of TRAC through various share exchange agreements and share purchase agreements and, as a result, issued a total of 857,152 shares of our common stock and paid $143,294 ($225,000 CDN). in 2002. We also sold a five percent (5%) interest of TRAC to MBR Venture Corporation (“MBR Venture”) for $48,133 ($75,000 CDN). MBR Venture is a corporation owned solely by Bernd Reuscher, one of our directors.

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

Our Business

Our principal place of business and executive offices are located at 2140 Pegasus Way, N.E. Calgary, Alberta, Canada T2E 8M5. Our agent for service of process is located at 18 Mountain Laurel Drive, Littleton, Colorado 80127, United States of America. We provide operational and administrative support as well as financial services and related packages to our subsidiaries through our wholly-owned subsidiary Westsphere Capital, and intend to conduct our business operations through our wholly-owned subsidiaries. (See “General Description and Development of Business” below).

a. Business of Vencash Capital Corporation

Vencash Capital in the past has been our major subsidiary operation which produces the majority of our consolidated revenues from the sale of ATMs, financial service fees for ATM customer financing, processing and maintenance fees in addition to transactional fees which include interchange fees and surcharge revenues. Vencash Capital has contracted for switching services allowing it to participate within the Canadian INTERAC system as a channel. During the month of November 2008, Vencash commenced the transfer of its contracted switch services to the Corporations wholly owned subsidiary Westsphere Systems Inc. Vencash Capital also contracts with Triton Systems, Inc., a supplier of ATM equipment.

(See “Other Requested Information– Data West Solutions,-Contract, Calypso Canada Ltd. Contract - Triton Systems, Inc. contract” below.)

ATM Business in Canada

Background of the ATM Business

In the latter part of 1997, the Canadian Banking and Financial sectors of Canadian industry commenced a government deregulation program in which, under deregulation of the Canada Bank Act, allowed for the release of certain segments of proprietary control involving banking institutions. One of the preliminary results of the deregulation was the allowance of the private operation of ATMs not associated with Canadian Banking financial institutions. This private ownership and operation of ATM equipment has been described within the industry as the “white label ATM” market.

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

The Entry of Vencash into the ATM Business

Vencash Capital identified opportunities resulting from the privatization of the ATM business. During December 1997, the first privately owned ATMs were placed in Western Canada and in July 1998, Vencash Capital entered the “white label” ATM marketplace. Vencash Capital contracted with TNS Smart Network Inc., an Etobicoke, Ontario Corporation, which provides switching services to the industry, and became the 7th Canadian Channel authorized to participate within the “white label” ATM business.

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

By December 2005, Vencash Capital had sites located nationally across Canada and managed nine hundred thirty-two (932) ATMs. As of March 31, 2006, Vencash Capital held nine hundred twenty-five (925) ATM sites under management nationally across Canada, most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes. As of March 31, 2007, Vencash Capital held nine hundred seventy-seven (977) ATM sites under management nationally across Canada, most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes. As of March 31, 2008, Vencash Capital held nine hundred and twenty (920) ATM sites under management nationally across Canada, most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes. As of March, 31, 2009, Vencash Capital held Eight Hundred and Eight (808) ATM sites under management nationally across Canada, most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes.

Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada and presently has one (1) distributor in the Maritime region of Canada, one (1) independent distributor in the Metro Toronto area of Ontario, Canada, one (1) distributor in the Province of Saskatchewan, one (1) distributor in Kamloops, British Columbia and one (1) distributor in the Greater Vancouver, British Columbia area.

At present, Vencash Capital acts as a “channel” which contracts its financial electronic transfer responsibilities with three (3) “switches” (Data West Solutions and Calypso Canada Ltd. and Westsphere Systems Inc.)

The “switch” supplies the financial information to the “channel” in relationship to the processing of all surcharge fees that are associated with the customer use of the ATM.

Current Stage of Corporate Development

Historically, Vencash Capital has provided a large percentage of the cash flow which fuelled its and our other expansion. Our management believes that Vencash Capital will continue to generate positive revenues and returns. We plan to focus on supplying the required funding for the growth of our placement and ownership of equipment to Vencash Capital customers through our relationship with equipment suppliers and our contracted Switching Network to allow for the growth of the Vencash Capital distribution network.

Growth Strategy and Market Niche

Vencash Capital has been an integrated ATM provider offering a complete suite of ATM management services ranging from ATM deployment, maintenance reporting and settlement. Vencash Capital has focused on organic growth over the past three (3) years and its management’s plan is to continue to grow within the ATM market place into the future as follows:

i.

In 2009, Vencash Capital plans to evaluate the management of its ATMs in the Canadian in the view to consolidate all of its ATM processing and business operations in order to maximize our current revenues and reduce our costs of administration and operations.

ii.

Vencash Capital will review its geographically based ATM estate to determine the viability of reorganizing those business operations in order to maximize our current revenues and reduce our costs of administration, which might include the sale of those estates to our distribution network or other third parties.

The Canadian Current ATM Market

In late 1997, “non-conventional banking” participation and private ownership of ATMs was authorized allowing for participation within the “Canadian INTERAC system”. The “Canadian Interac Association” as used herein is a national organization linking enterprises that have proprietary networks to enable them to communicate with each other for purposes of exchanging electronic financial transactions. Five (5) Canadian Banking and Financial Institutions founded the association in 1984. As of March 2006, there were eighty-eight (88) member organizations. INTERAC is the organization responsible for the development of a national network of shared electronic financial services: INTERAC Shared Cash Dispensing Service (“SCD”) at ATMs and INTERAC Direct Payment Services (“IDP”),Canada’s national debit service. IDP is Canada’s national debit card service, available at more than 365,616 merchants across the country.

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

The Corporation believes there will be a continued consolidation in the Canadian white-label ATM marketplace in 2009. Over the past two years several large national organizations have been vying for marketplace dominance. The sourcing of acquisitions and business consolidation has been quite active in Canada but to date the Corporation has not found an acceptable model for consolidated with third parties that would provide maximum benefit to the Corporation. As a result the Corporation is in the process of consolidating our associated subsidiary business operations. It is anticipated that the consolidation will maximize our consolidated revenues and reduce our costs of administration and operations.

Competitors

i.	DirectCash Income Trust - Canada’s largest ATM company in operation. It has offices and distribution centers in all of the major cities across Canada.

ii.	Frisco Bay - A large ATM corporation with integrated business operations which supplies security systems to major financial corporations and the banking industry.

iii.	Laser Cash (Threshold) - A large ATM operator in service. This corporation also has distribution capabilities across Canada with head offices located in Mississauga, Ontario.

iv.	Cash-Line - A Victoria, B.C. based corporation with ATM machines in service primarily across Western Canada.

v.	Ezee Cash-An Ontario and Quebec centered ATM company that has a national presence.

vi.	Several Regional and National Companies - These companies compete on a regional basis with Vencash Capital’s regional distributor network and nationally with Vencash Capital corporately.

Competitive Advantages

Motivation of the Vencash Distribution network has been to focus on customer site and consumer service, and on long-term contractual relationships which provide recurring transactional and fixed revenue streams with a national presence and a diverse customer base, including primarily small and medium retail site locations as well as a secondary presence in national or regional chain accounts.

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

Vencash Capital’s management believes there will be a continued consolidation in the white-label ATM marketplace in 2009. This will likely result in several large national organizations vying for marketplace dominance. The sourcing of acquisitions and business consolidation has been quite active in Canada and remains an option that continues to be reviewed by us.

On June 08, 1998, Vencash Capital signed a supply agreement with Triton Systems, Inc., an ATM manufacturer and supplier. The agreement contains pricing schedules based upon Vencash Capital’s volume purchase requirements.

Vencash Capital has processing agreements with the following vendors:

i.	Open Solutions formerly known as Data West and TCS (Canada) Ltd, executed June 24, 1999.

ii.	Calypso Canada Ltd. originally executed on August 1999 and later renegotiated in December 2003.

iii.	Westsphere Systems Inc. executed November, 2009

We have a large customer base and a large geographical area in which to market our products. Vencash Capital presently has ten (10) distributors of its equipment, products and services under contract across Canada, two (2) contracted sales persons in Vancouver, B.C. and five (5) contracted sales persons in the Province of Alberta, Canada. Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada. To enhance the opportunities of the Distributor Network, the Corporation is developing a business model based on consolidating all of its related business operations and the enhancement of its Distribution network with the potential of direct ownership of its ATM estate under terms and conditions which allows for growth and development of both the Distributor and the Corporation.

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

On January 7, 2009 the Board of Directors, after reviewing the Corporations business operations at the Annual General Meeting of the Shareholders on December 6, 2008, approved the consolidation of Vencash’s processing and business operations with the assignment of ATM related processing agreements and ATM assets under a purchase and sale agreement to be offset against receivables and payables to the Corporation’s wholly owned subsidiary Westsphere Systems Inc.

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

c. Business of Vencash POS Services Inc.

On May 09, 2003, we incorporated Westsphere POS Services Ltd. (“Westsphere POS”) under the laws of the Province of Alberta for the purpose of providing sales and servicing in the POS market. POS as used herein means an electronic terminal that accepts bank debit cards and credit cards to pay by way of direct settlement to the retailer’s account from the customers banking or credit card provider on a daily basis for the purchase of goods or services. On January 04, 2006,Westsphere POS changed its name to Vencash POS Services Inc. (“Vencash POS”) with the intent that Vencash POS would consolidate all of our POS related business activity to date. The consolidation process is ongoing and, until such time as the consolidation is completed, there will be limited business activity.

d. Business of Kan-Can Resorts Ltd.

Kan-Can Resorts Ltd. having no current or future business operations or opportunities has been dissolved effective January 08, 2009

e. Business of Westsphere Systems Inc.

Westsphere Systems currently has a staff of (3) three with two contracted teams of contractor developers/engineers/designers with diverse technical backgrounds including:

i.	Hardware and systems design specialists with twelve (12) years international experience.

ii.	Server and DNS specialists with global experience particularly centered in Korea and eastern Asia.

iii.	Multi-national professional sales experience centering on sale of electronic components and equipment.

iv.	Software engineering and development.

v.	Web Design and Graphic content

Westsphere Systems was formed to provide the Corporation with technical services and is focusing its business development primarily on:

i.

Having received approval in March 2007 by INTERAC Association, as an acquirer in the Association’s SCD Service and as an acquirer in the Association’s IDP Service. This allows Westsphere Systems to become an indirect connector, thereby resulting in it owning and managing a switch. Westsphere Systems has been working with ACI on Demand in the switch development.

ii.

During the Month of November 2008 Westsphere Systems Inc. commenced processing the Corporations ATM estate held under contract by Vencash Capital. As of March 2009, 146ATM’s were under Westsphere Systems processing.

iii.	Providing internal security for intellectual property and technical development.

iv.	Providing premium in-house web-hosting services to us and other selected customers.

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

On January 7, 2009 the Board of Directors, after reviewing the Corporations business operations at the Annual General Meeting of the Shareholders on December 6, 2008, approved the sale and transfer of 100% of the issued and outstanding shares of E-Debit International to the Corporation’s wholly owned subsidiary Westsphere Systems Inc. Also at this time, the Board approved the consolidation of its wholly owned subsidiary Vencash Capital Corporation’s processing and business operations with the assignment of ATM related processing agreements and ATM assets under a purchase and sale agreement to be offset against receivables and payables to Westsphere System.

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

The events of September 11, 2001 caused our management to seriously evaluate the anonymity factor of the E-debit process, particularly because the E-debit process allowed for the anonymous transfer of currency. The anonymity extended to E-Debit as the E-debit account holder’s identity would not be available to E-Debit once the account numbers had been changed by the individual account holder; thereby allowing currency transfers without any ability to track or trace the account holder.

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

On January 7, 2009 the Board of Directors, after reviewing the Corporations business operations at the Annual General Meeting of the Shareholders on December 6, 2008, approved the sale and transfer of 100% of the issued and outstanding shares of E-Debit International to the Corporation’s wholly owned subsidiary Westsphere Systems Inc.

g. Business of Cash Direct Financial Services Inc.

Cash Direct was formed to expand our “non-conventional banking” operations branded “Personal Financial $olutions”.

The first Personal Financial Solutions storefront commenced business operations on November 1, 2004, supplying short-term cash advance loan agreements under the brand name “CashDirect Advance”, cheque cashing services, corporate registry and filing and other related services.

Cash Direct generated revenues from its investment in Personal Financial $olutions and through its first beta site which grew on a monthly basis during the first full year of operations. It was apparent that the beta test supported the acceptance, convenience, versatility and reliability of the Cash Direct proprietary hardware and related software and through two (2) additional Personal Financial $olutions arms length privately held distributorships – one in Edmonton, Alberta and another in Calgary, Alberta

With the start up of the second Calgary Personal Financial $olutions independent business centre on March 15, 2006, the Calgary beta test store was wound down and its client base was transferred to the Calgary, Alberta distributor which continued to operate into 2007. The Calgary, Alberta based distributor wound down its business operations in mid 2007 while the Edmonton, Alberta based distributor suspended his business operations in order to renovate the building which housed his distributorship.

The Corporation had previously viewed the operation of cheque cashing services, corporate registry and filing services was not adding to the financial potential of our core business model as the fee per transaction based business operations of its ATM, POS and card management businesses. With recent changes to the current North American economy and damage to the conventional banking infrastructure the Corporation is engaged in a renewed review of Cash Directs potential.

Current Stage of Our Development

Our group of companies employs eighteen (18) full-time employees and three (2) contracted consultant groups working in Edmonton, Alberta and Omaha, Nebraska We were incorporated in Colorado on July 21, 1998, and hold wholly owned subsidiaries which conduct business throughout Canada. We file and prepare our financial information in accordance with U.S. generally accepted accounting principles (“GAAP”).

ITEM 1A RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this registration statement before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks.

We have substantial indebtedness.

As of December 31, 2008, we had a working capital deficit of $445,656 which includes $551,446 payable to suppliers and day-to-day operations. Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow. Our cash flow will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Accordingly, we cannot be certain as to whether or when we will have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies can be effect on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences, including:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general corporate purposes may be materially limited or impaired,

•	a substantial portion of our cash flow from operations may need to be dedicated to the payment of general operations and therefore not available to finance our business growth, and our indebtedness,

•

our high degree of indebtedness may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures or reduce our flexibility in responding to changing business and economic conditions.

Requirements associated with being a reporting public company will require significant company resources and management attention.

Compliance with reporting and other requirements applicable to public companies such as Sarbanes Oxley will create additional costs for us, will require the time and attention of management and will require the hiring of additional personnel and outside consultants. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact on our management’s attention to these matters will have on our business.

In addition, being a reporting public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We depend upon key personnel, the loss of which could seriously harm our business.

Our performance is substantially dependent on the continued services of our executive officers and key employees. Our long-term success will depend on our ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel, and we may experience difficulties in the future. The inability to attract and retain necessary technical and managerial personnel could seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness.

Our management has broad discretion over the use of capital raised.

We plan on raising capital for working capital and to help pay off the outstanding indebtedness and for general corporate purposes. Thus, management will have broad discretion in allocating proceeds of any offering.

Our prior growth rates may not be indicative of our future growth rates and should not be relied upon.

You should not consider prior growth rates in our revenue to be indicative of our future operating results. The timing and amount of future revenues will depend on our ability to add new ATM/POS terminals to the switch product. Our future operating results will depend upon many other factors, including:

           - the level of processing transactions and price competition,

           - our success in expanding our business network and managing our growth,

           - our ability to develop and market product enhancements and new products,

           - the ability to hire additional employees, and

           - the timing of such hiring and the ability to control costs.

We do not anticipate paying cash dividends on our capital stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the growth of our business.

ITEM 1B UNRESOLVED STAFF COMMENTS

As a smaller reporting Company, the Company is not required to include this Item.

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

ITEM 3. LEGAL PROCEEDINGS

We have been a party to legal proceedings which have arisen in our normal course of business. We are presently involved in the following material litigation:

Ontario Superior Court of Justice – Action No. 2940-04SR Peter Gregory (Plaintiffs/Defendant by Counterclaim) vs. Vencash Capital Corporation (Defendants/Plaintiff by Counterclaim)

On May 28, 2004, Peter Gregory, a Vencash Capital distributor and agent, filed a claim for wrongful dismissal in the Ontario Superior Court of Justice against Vencash Capital for $260,000 (CDN). On July 30, 2004, Vencash Capital filed a Statement of Defence and Counterclaim in the amount of $1,600,000 for breach of contract, breach of confidence, breach of fiduciary duties, interference with economic relations, damages for inducing breach of contract and punitive damages. We believe Mr. Gregory’s claim to be without merit and have not accrued a liability for the claim. This matter is still in the Discovery mode and continuing dialogue & documents are being exchanged between our legal counsel & Gregory’s counsel. No court dates or Hearing dates have yet been set. As of April 2009, the court actions and negotiation with Peter Gregory have been terminated with the withdrawal of the company lawyer. No further actions were filed by either party.

Vencash is involved in other civil claims which have arisen in our normal course of business. These claims are of minor issues and will not cause any significant material changes to the business.

Investment Policies

We do not have any investments in real estate, real estate mortgages or securities involving real estate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the shareholders during the fourth quarter of our 2008 fiscal year. The Annual Meeting of Shareholders was held on December 06, 2008.

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

We approved twenty (20) to one (1) rollbacks at the shareholder meeting held January 22, 2005 which took effect on April 1, 2005. Consequently, the following highs and lows are affected by the rollback:

2008	High	Low

1st Quarter	$0.290	$0.290
2nd Quarter	$0.200	$0.200
3rd Quarter	$0.140	$0.140
4th Quarter	$0.080	$0.075

2007	High	Low

1st Quarter	$1.100	$0.970
2nd Quarter	$0.660	$0.590
3rd Quarter	$0.532	$0.525
4th Quarter	$0.330	$0.320

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of March 31, 2009, we had two hundred and eighty-three (283) shareholders of record of our common stock and one hundred sixty (160) shareholders of record of our preferred stock.

No dividends on outstanding common or preferred stock have been paid within the last two (2) fiscal years or during any interim periods. We do not anticipate or intend to pay any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders (1)	214,583	$193,421	0

Total	214,583	$193,421	0

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

ITEM 6 - SELECTED FINANCIAL DATA

As a smaller reporting Company, the Company is not required to include this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Westsphere and its subsidiaries generated a net loss of $650,868 from operations for the twelve month period ending December 31, 2008. During the period of operations ending December 31, 2007, Westsphere and its subsidiaries generated a net loss of $314,427. The increase in year 2008’s net loss of $336,441 over the previous year was primarily due to a significant decrease in gross profit of $320,841 or 19.68%, a decrease in interest income of $8,544, an increase in interest expense of $42,970, increase in other expenses of $86,109, and a decrease in provision for income taxes of $89,652 was due to valuation allowance. The increase in net loss is partially offset against a significant decrease in legal and accounting fees of $116,800, a decrease in travel, delivery and vehicle expenses of $65,770, and a decrease in salaries and benefits of $19,855 over the same period from the previous year.

The decrease in gross profit was primarily caused by a decrease in residual and interchange income and a decrease in equipment and supplies sales.

The decrease in residual and interchange income was caused by a decrease in the number of placements of ATMs in the latter part of year 2007 to present. The decrease in the number of placements was due to Westsphere’s subsidiary Vencash no longer having the finance/lease program available offered by an ATM supplier to place more ATMs in the market place at a lower cost. This is due to changes within the organization of a major Vencash ATM supplier, equipment and supply agreements along with related transaction processing agreements signed in the latter part of year 2006 that are presently in dispute. In addition, according to Canadian Interac data, the number of transactions using an ATM other than the cardholder’s institution has dropped from 375 million in 2001 to 285 million in 2006 and the number of shared ATMs increased by 4% but the number of shared cash dispensing decreased by 6.5%.

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

A significant decrease in interest income was mainly caused by the sale of the sales-type lease contract in November 2006 and the mortgage receivable was paid in full on April 1, 2007. Therefore, no interest income was earned.

The increase in interest expense was due to Westsphere entering into two new loan agreements during year 2007 totaling $188,918 ($231,000 CDN), bearing interest at 12% per annum, blended monthly payments of interest only of $1,889 ($2,310 CDN). The purpose of these loans is to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customer’s ATM equipment and site locations. Westsphere also committed to pay $1,227 ($1,500 CDN) interest per month to an investor who provides vault cash to Westsphere’s subsidiary Vencash’s customer’s ATM equipment and site locations. Revenue from these funds will be generated from surcharge transactions. In January 2008, Westsphere entered into a new loan agreement with Westsphere’s Vice President totaling $44,980 ($55,000 CDN), bearing interest at 12% per annum, blended monthly payments of interest only of $450 ($550 CDN). As of December 31, 2008, the balance is $36,313 ($44,402 CDN). The purpose of the loan is to purchase ATM parts and accessories.

An increase in other expenses was primarily caused by the written off of bad debt of $93,174 and partially offset against the decrease in related to various general and administrative expenses of $7,065.

The significant decrease in legal and accounting fees of $116,800 was primarily due to the recording of the annually and quarterly audit fees in the same period from the previous year. The prior year’s legal and accounting fees include the annual audit fee for year ending December 31, 2005, accrued annual and quarterly audit fees for the year ending December 31, 2006, and two quarterly audit fees accrued for the year 2007.

A decrease in travel, delivery and vehicle expenses was caused by a decrease in number of placement of ATMs in the marketplace. The decrease in the number of placements was due to Westsphere’s subsidiary Vencash no longer having the finance/lease program available offered by an ATM supplier to place more ATMs in the market place at a lower cost. This is due to changes within the organization of a major Vencash ATM supplier, equipment and supply agreements along with related transaction processing agreements signed in the latter part of year 2006 that are presently in dispute.

To this date, 808 ATM and 480 POS sites are being processed between two switches. There was no change in operations during the year 2008 as compared to prior year.

Westsphere and its subsidiaries currently on the border of generate sufficient revenues to meet overhead needs. This is due to Westsphere’s subsidiary Vencash experiencing a steady decrease in gross profit; specifically in the residual and interchange income over the past two year. In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. Westsphere believes that it will continue as a going concern with the present revenues from its subsidiary Vencash but it would be unable to meet its market growth projections without further funding outside of the ongoing revenue from the operations of Vencash.

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

Westsphere is unable to continue supporting the switch development project where it has funded the start up costs. As mentioned above, this is due to Westsphere’s subsidiary Vencash experiencing a steady decrease in the residual and interchange income over the past two year. As of December 31, 2008, Westsphere has raised total $369,129 ($451,653 CDN) for the switch development project. The funds are advanced by Westsphere’s President of $208,348 ($254,757 CDN),Westsphere’s Vice President of $81,300 ($99,410 CDN), and Westsphere’s arms-length directors of $79,481 ($97,486 CDN). These advances are not a demand loan. Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds to fund the switch development project.

The switch development project is in the final phase where the testing of the systems has been completed at the end of December 2008. As of March 2009, 146 ATM’s were under Westsphere Systems processing.

In order to grow Westsphere’s businesses in ATM machines and in POS machines, Westsphere is dependent upon private placements, loans and/or joint venture arrangements. The profits are expected to be generated by the interchange and surcharges collected from ATM and POS machines and the sale of ATM and POS machines.

In January 2009, the board after reviewing the business operations of its wholly owned subsidiary E-Debit International Inc. have determined that it is in the best financial interests of the Corporation to sell all of the issued and outstanding shares of E-Debit International Inc. to the Corporation’s wholly owned subsidiary Westsphere Systems Inc. for the total cash purchase price of one hundred ($100) dollars in Canadian funds. The completion of the transaction is expecting to be completed by the second quarter of year 2009.

In January 2009, the board after reviewing the business operations of its wholly owned subsidiary Vencash Capital Corporation and Westsphere Systems Inc. have determined that it is in the best financial interests of the Corporation to consolidate the ATM processing and business operations with the assignment of ATM related processing agreements from Vencash Capital Corporation to Westsphere Systems Inc. and a net book value consolidation and transfer of the ATM related capital assets of Vencash Capital Corporation to Westsphere Systems Inc. under a purchase and sale agreement to be offset against receivable and payables due to Westsphere Systems Inc. The completion of the transition is expecting to be completed by the second quarter of the year 2009.

In January 2009, the boards have resolved to dissolve its wholly owned subsidiary Kan-Can Resorts Ltd. as there is no a further business operation or remaining value. The purpose of the dissolution is to reduce the audit and legal costs.

Changes in Financial Position

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

During fiscal year 2008, total assets decreased to $971,636 primarily due to the decrease in currency exchange rates of $0.24231 as compared with prior year, a decrease in accounts receivable of $235,041, and a decrease in deferred tax benefits of $55,866. The decreased is partially offset against an increase in intellectual property of $107,541.

The currency exchange rate as of December 31, 2008 was 1US dollar = 1.22275 Canadian dollar as compared to currency exchange rate of 1US dollar = 0.98044 Canadian dollar as of the same date from the previous year; the decrease in currency exchange rate of 0.24231.

The decrease in accounts receivable of $235,041 is primarily consist of a collection of accounts receivable of $77,401 and $157,640 as allowance for doubtful account.

The increase in intellectual property of $107,541 was caused by the switch development project with ACI Worldwide Inc. The project is in the final phase where the testing of the systems has been completed at the end of December 2008. The production date of the project has been commenced in January 2009.

As of December 31, 2008, Westsphere’s current liabilities consisted of accounts payable of $465,784, current portion of loans of $85,662, and accounts payable to related parties of $485,768. Accounts payable includes a payable of $18,092 to suppliers for the purchase of ATM machines and POS machines; $165,602 is payable for the return of surcharge and interchange; legal and accounting fees of $121,133; accrued vacation payable of $36,037; and $124,920 due for consulting services, office expenses and various other general fees and charges.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $54,891 ($67,118 CDN), a loan advanced from Westsphere’s President in the amount of $270,096 ($330,259 CDN), a loan advanced from Westsphere’s Vice President in the amount of $81,300 ($99,410 CDN), and a loan advance from Westsphere’s arms-length directors in the amount of $79,481 ($97,186 CDN).

Long term liabilities as at December 31, 2008 consisted of a shareholder loans totaling $205,363, and loans payable, less current portion of $188,918. Westsphere’s shareholder loans related to TRAC of $164,471 has an interest rate of 18% per annum. This is a demand loan. The remaining balance of shareholder loans total $40,892 with no specific terms of repayment.

Westsphere’s subsidiary Vencash entered into two loan agreements with its major ATM supplier in July of 2006. The first loan agreement, bearing interest at 6% per annum, requires blended monthly payments of principal and interest of $4,452 to March 2009. As of December 31, 2008, the balance is $19,113 ($23,371 CDN). The second loan agreement, bearing interest at 18% per annum, requires blended monthly payments of principal and interest of $985 ($1,204 CDN) to July 2011; with a final payment of $90 in August 2011. As of December 31, 2008, the balance is $23,643 ($28,910 CDN). These loans are reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In May 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $711 ($869 CDN) to May 2012; with a final payment of $90 in May 2012. As of December 31, 2008, the balance is $21,260 ($25,995 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In June 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $711 ($869 CDN) to June 2012; with a final payment of $90 in June 2012. As of December 31, 2008, the balance is $21,646 ($26,468 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In September 2007, Westsphere’s subsidiary Vencash entered into a loan agreement totaling $81,783 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $818 ($1,000 CDN) to September 2008, with an automatic extension for a further 6 month term. The principle is to be repaid in a maximum of 18 months. The purpose of the loan is to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers ATM equipment and site locations. As of December 31, 2008, the balance is $81,783 ($100,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

On November 5, 2007, Westsphere’s subsidiary Westsphere Systems Inc. raised $107,135 ($131,000 CDN) through a loan agreement with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,071 ($1,310 CDN) to October 2009, with an automatic extension for a further 12 month term. The purpose of the loan is to fund the switch development project. As of December 31, 2008, the balance is $107,135 ($131,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

Shareholders’ equity as of December 31, 2008 was negative $459,859, inclusive of an accumulated loss from operations of $2,600,669, as compared to shareholders equity of $161,535 as of the same date from the previous year. The decrease in shareholders’ equity of $621,394 was primarily due the current year deficit of $650,868 and partially offset against an increase in accumulated other comprehensive income of $29,474.

In September 2008, Westsphere cancelled 84 common shares.

In October 2008, Westphere’s President exercised his option to convert 975 common shares to preferred shares.

Total issued and outstanding share capital as of the year ending December 31, 2007 was 592,785 common shares and 1,416,143 preferred shares as compared to a total of 591,726 common shares and 1,417,118 preferred shares as of December 31, 2008.

Liquidity

Westsphere was able to raise $188,918 ($231,000 CDN) from the collection of loans payable in the latter part of year 2007. The cash is used for circulation in Vencash’s owned ATMs of $81,782 ($100,000 CDN) and $107,136 ($131,000 CDN) is used for the switch development.

Westsphere was able to raise $430,877 ($526,855 CDN) from directors and officers in year 2008: A loan advanced from Westsphere’s President in the amount of $270,096 ($330,259 CDN), a loan advanced from Westsphere’s Vice President in the amount of $81,300 ($99,410 CDN), and a loan advance from Westsphere’s arms-length directors in the amount of $79,481 ($97,186 CDN). The cash is used to support the switch development project.

Westsphere did not raise funds last year to facilitate Vencash Capital growth opportunities due to the condition of Corporations’ financial market.

Westsphere expects that its need for liquidity will increase in 2009 in anticipation of expending funds to develop its growth and upgrade plan. The need is due to the finance/lease requirements to replace an aged estate of ATM equipment which is under VenCash management and/or ownership. Due to changes within the organization of a major Vencash ATM supplier, equipment and supply agreements along with related transaction processing agreements signed in the latter part of year 2006 are presently in dispute. This has resulted in a requirement to find additional financial recourses related to growth in its ATM business and to determine whether or not Vencash’s current ATM equipment supplier can meet the upgrade requirements as set forth in regards to meet ongoing regulatory compliance.

Short Term

On a short term basis, Westsphere and its subsidiaries are currently on the border of generating sufficient revenues to meet overhead needs. This is due to Westsphere’s subsidiary Vencash experiencing a steady decrease in gross profit; specifically in the residual and interchange income over the past two years. The Company has incurred net losses for the years ended December 31, 2008 and 2007, and as of December 31, 2008, had a working capital deficit of $445,656 and an accumulated deficit of $459,859. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.

Furthermore, Westsphere’s management is in the process of restructuring, reorganization and consolidation of all its operations as a whole in order to save costs. In addition, there is no demand for payment on the accounts payable to related parties of $485,768 as this liability is owed to internal officers and directors. Westsphere believes that the Corporations subsidiaries upon restructuring, reorganization and consolidation combined with continued investment from related parties and outside investors will continue to produce sufficient ongoing funding to meet its current and future financial requirements.

In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. Westsphere believes that it will continue as a going concern with the present revenues from its subsidiary Vencash Capital Corporation, but it would be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Vencash.

Westsphere’s current assets of $591,558 are lower than its current liabilities of $1,037,214 as at the year ending December 31, 2008. The current liabilities include the accounts payable to related parties of $485,768 which consist of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $54,891 ($67,118 CDN), a loan advanced from Westsphere’s President in the amount of $270,096 ($330,259 CDN), a loan advanced from Westsphere’s Vice President in the amount of $81,300 ($99,410 CDN), and a loan advance from Westsphere’s arms-length directors in the amount of $79,481 ($97,186 CDN).

Long Term

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

As mentioned above, Westsphere believes that the Corporations subsidiaries upon consolidation combined with continued investment from related parties and outside investors will continue to produce sufficient ongoing funding to meet its current and future financial requirements. The Corporation also will continue its plan to sell some of its business operations to its current distribution network participants and/or non-related parties in order to maximize the financial potential of those assets.

Capital Resources

The primary capital resources of Westsphere are its consolidated business operations as well as equity funds raised, joint venture arrangements and/or loan proceeds.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Business Issuer, Westsphere is not required to include this Item.

ITEM 8. FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2008

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007	F-4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Period from January 1, 2007 through December 31, 2008	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7 to F-15

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
Westsphere Asset Corporation, Inc.

We have audited the accompanying consolidated balance sheets of Westsphere Asset Corporation, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westsphere Asset Corporation, Inc. as of December 31, 2008 and 2007, and the results of their operations and cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has suffered recurring losses, has a working capital deficit at December 31, 2008, and has an accumulated deficit of $459,859 as of December 31, 2008. These factors and others discussed in Note 13 raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
May 14, 2009

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007

ASSETS
CURRENT ASSETS
Cash	$87,880	$211,710
Accounts receivable net of allowance for doubtful accounts of $157,640 and $88,258	248,893	483,934
Accounts receivable – related parties	5,416	39,656
Inventory	192,962	264,027
Prepaid expense and deposit	56,407	62,839

Total current assets	591,558	1,062,166

Property and equipment, net of depreciation	223,797	377,986
Note receivable	9,512	11,502
Deferred Costs	146,769	39,228
Deferred tax benefits	—	55,866

Total assets	$971,636	$1,546,748

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$465,784	$504,886
Current portion of loans	85,662	113,034
Accounts payable, related parties	485,768	178,350

Total current liabilities	1,037,214	796,270

Shareholder loans	205,363	264,310
Loans payable, less current portion	188,918	324,633

Total liabilities	1,431,495	1,385,213

Minority interest in subsidiaries	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – authorized 75,000,000 shares, no par value, 1,417,118 shares issued and outstanding at December 31, 2008 and 1,416,143 at December 31, 2007	1,400,855	1,400,719
Common stock - authorized 75,000,000 shares, no par value;591,726 shares issued and outstanding at December 31, 2008 and 592,785 at December 31, 2007	558,824	558,960
Accumulated other comprehensive income	181,131	151,657
Accumulated deficit	(2,600,669)	(1,949,801)

Total stockholders’ equity (Deficit)	(459,859)	161,535

Total liabilities and stockholders’ equity (Deficit)	$971,636	1,546,748

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenue -
Equipment and supplies	$112,973		$289,736
Residual and interchange income	3,664,213		4,060,481
Other	64,255		80,706

Total revenue	3,841,441		4,430,923

Cost of sales -
Equipment and supplies	131,829		244,961
Residual and interchange costs	2,234,999		2,418,863
Other	164,783		136,428

Total cost of sales	2,531,611		2,800,252

Gross profit	1,309,830		1,630,671

Operating expenses -
Depreciation and amortization	102,692		113,374
Consulting fees	163,479		177,537
Legal and accounting fees	65,069		181,869
Salaries and benefits	816,614		836,469
Travel, delivery and vehicle expenses	120,386		186,156
Currency exchange	—		(16,490)
Other	550,017		463,908

Total operating expenses	1,818,257		1,943,823

Loss from operations	(508,427)		(313,152)

Other income -
Interest income	2,531		11,075
Interest expense	(101,273)		(58,303)

Net loss before income taxes	(607,169)		(360,380)

Provision for income taxes	(43,699)		45,953

Net loss	$(650,868)		$(314,427)

Net loss per common share
Basic	$(1.1)		$(.54)
Fully Diluted	$(1.1)	$	Nm
Weighted average number of shares outstanding
Basic	592,513		584,569
Fully Diluted	592,513		2,000,712

Other comprehensive loss -
Net loss	$(650,868)		$(314,427)
Foreign currency translation adjustment	31,415		59,491

Total comprehensive loss	$(619,453)		$(254,936)

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2008 and 2007

					Foreign
	Preferred Stock		Common Stock		Currency
					Translation	Accumulated
	Shares	Amount	Shares	Amount	Adjustment	(Deficit)	Total

Balance, January 1, 2007	1,416,143	$1,400,719	551,702	$509,261	$92,166	$(1,635,374)	$366,772

Exercise of options	—	—	10,025	7,017	—	—	7,017
Shares issued for acquisition of subsidiary stock	—	—	31,058	42,682	—	—	42,682
Net loss for the year ended December 31, 2007	—	—	—	—	59,491	(314,427)	(254,936)

Balance, December 31, 2007	1,416,143	$1,400,719	592,785	$558,960	$151,657	$(1,949,801)	$161,535
Cancellation of shares	—	—	(84)	—	—	—	—
Exchange of common stock for preferred	975	136	(975)	(136)	—	—	—
Net loss for the year ended December 31, 2008	—	—	—	—	31,415	(290,236)	(258,821)

Balance, December 31, 2008	1,417,118	$1,400,855	591,726	$558,824	$181,131	$(2,600,669)	$(459,859)

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net (loss) income from operations	$(650,868)	$(314,427)
Reconciling adjustments -
Depreciation and amortization	43,335	113,374
Other non-cash transactions	89,285	51,303
Changes in operating assets and liabilities
Accounts receivable	239,353	(159,998)
Inventory	71,065	(4,584)
Prepaid expenses and other	(93,764)	(88,545)
Accounts payable and accrued liabilities	(66,474)	(57,817)

Net cash (used for) operations	(122,721)	(460,694)

Cash flows from investing activities:
Purchase of equipment	(143,042)	(282,867)
Disposal of equipment	32,662	71,907
Collections of loans receivable	1,990	72,915

Net cash (used for) investing activities	(108,390)	(138,045)

Cash flows from financing activities:
Exercise of options	—	7,017
Proceeds from loans	307,418	347,340
Repayments of loans	(194,662)	(16,804)

Net cash provided by financing activities	112,756	337,553

Foreign currency translation adjustment	(5,475)	59,498

Net change in cash and cash equivalents	(123,830)	(201,688)
Cash at beginning of year	211,710	413,398

Cash at end of year	$87,880	$211,710

Supplemental schedules:
Cash paid for interest	$69,830	$15,394
Cash paid for income taxes	$—	$9,359

WESTSPHERE ASSET CORPORATION, INC.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

Accounts Receivable

Accounts receivable consist of amounts due from customers. The Company considers accounts more than 180 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance.

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

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing the net (loss) by the weighted average number of shares outstanding during the years ended December 31, 2008 and 2007. Diluted earnings (loss) per common share is calculated by dividing the applicable net earnings (loss) by the sum of the weighted-average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive Westphere Asset Corporation, Inc. common shares had been issued during the years ended December 31, 2008 and 2007.

The weighted-average number of shares computation for diluted earnings (loss) per common share does not include the 214,583 options to purchase common shares because the potential common shares are anti-dilutive. The options’ exercise price was greater than the average market price of the common shares at the end of year 2008.

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

The Company rents ATM machines to customers on a month-to-month basis. The carrying value of property rented to customers as of December 31, 2008 is $28,621. Because all rental agreements are on a month-to-month basis, there are no minimum future rentals.

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

Advertising expenses

The Company expenses advertising costs as incurred and the total amounts for 2008 and 2007 where nominal.

Reclassifications

Certain comparative figures for the prior period have been reclassified to conform to the current year presentation.

Dividends

The Company paid no dividends during the years presented.

Recent Accounting Pronouncements

EITF No. 03-6-1 – In June 2008, the FASB issued Staff Position No. EITF 03-6-1 (“EITF No. 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128, Earnings per Share. EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential effect of EITF No. 03-6-1 on its financial statements.

SFAS No. 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS No. 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not anticipate the adoption of SFAS No. 162 to have a material impact on its financial statements.

 FSP No. 142-3 – In April 2008, the FASB issued Staff Position No. 142-3 (“FSP No. 142-3”), Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the potential effect of FSP No. 142-3 on its financial statements.

SFAS No. 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

The above pronouncements are not currently expected to have a material effect on the Company’s financial statements.

Note 3 – Property and Equipment

Property and equipment consists of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value	Depreciation Rate and Method

December 31, 2007 -
Office furniture and equipment	$123,404	69,389	54,015	20% DB
Computer hardware and software	255,899	205,709	50,190	30% DB
ATM machines	488,849	236,469	252,380	30% DB
Other	86,281	64,880	21,401	Var

	$954,433	576,447	377,986

December 31, 2008 -
Office furniture and equipment	$105,446	68,786	36,660	20% DB
Computer hardware and software	211,069	183,100	27,969	30% DB
ATM machines	376,579	224,903	151,676	30% DB
Other	58,758	51,266	7,492	Var

	$751,852	528,055	223,797

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized. Depreciation and amortization expense for the years ended December 31, 2008 and 2007 totaled $102,692 and $113,374, respectively.

Note 4 – Deferred Costs

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

Note 5 – Notes Receivable

There are four notes receivable which are demand loan agreements. The first note receivable of $26,916 ($31,112 CDN) has a three year term, bears interest at 12% per annum, and requires monthly payments of principal and interest of $894 ($1,033 CDN) to December 1, 2009. The current balance is $9,512 ($11,631 CDN). This note receivable is reflected in the accompanying consolidated balance sheet as note receivable.

The remaining three notes receivable total $192,190 ($235,000 CDN), carry no interest rate, and require no monthly payments. The Company can demand funds be returned at anytime. The purpose of these notes receivable are to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers ATM equipments and site locations. Revenue from these notes is generated from surcharge transactions. These notes receivable are reflected in the accompanying consolidated balance sheet as accounts receivable net of allowance for doubtful accounts.

Note 6 – Loans Payable

At December 31, 2008, the Company has loans payable of $205,363 ($259,553 CDN) due to shareholders of the Company. Westsphere’s shareholder loan related to TRAC of $164,471 ($201,107 CDN) has an interest rate of 18% per annum and is due on demand. The remaining balance of shareholder loans total $40,892 ($50,000 CDN) with no specific terms of repayment. These shareholder loans are reflected in the accompanying consolidated balance sheet as shareholder loans.

Westsphere’s subsidiary Vencash entered into two loan agreements with its major ATM supplier in July of 2006. The first loan agreement, bearing interest at 6% per annum, requires blended monthly payments of principal and interest of $4,452 to March 2009. As of December 31, 2008, the balance is $19,113 ($23,371 CDN). The second loan agreement, bearing interest at 18% per annum, requires blended monthly payments of principal and interest of $985 ($1,204 CDN) to July 2011; with a final payment of $90 in August 2011. As of December 31, 2008, the balance is $23,643 ($28,910 CDN). These loans are reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In May 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $711 ($869 CDN) to May 2012; with a final payment of $90 in May 2012. As of December 31, 2008, the balance is $21,260 ($25,995 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In June 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $711 ($869 CDN) to June 2012; with a final payment of $90 in June 2012. As of December 31, 2008, the balance is $21,646 ($26,468 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In September 2007, Westsphere’s subsidiary Vencash entered into a loan agreement totaling $81,783 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $818 ($1,000 CDN) to September 2008, with an automatic extension for a further 6 month term. The principle is to be repaid in a maximum of 18 months. The purpose of the loan is to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers ATM equipment and site locations. As of December 31, 2008, the balance is $81,783 ($100,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

On November 5, 2007, Westsphere’s subsidiary Westsphere Systems Inc. raised $107,135 ($131,000 CDN) through a loan agreement with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,071 ($1,310 CDN) to October 2009, with an automatic extension for a further 12 month term. The purpose of the loan is to fund the switch development project. As of December 31, 2008, the balance is $107,135 ($131,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

Minimum future loan payments having remaining terms in excess of one year are as follows:

Year	Amount

2009	$85,662
2010	$47,229
2011	$47,229
2012	$47,230
2013	$47,230

Note 7 – Common and Preferred Stock

The conversion from common to preferred shares was a result of the shareholders’ resolution, approved at the Annual Meeting of Shareholders held on December 7, 2002.

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

In September 2008, Westsphere repurchased and cancelled 84 common shares.

In October 2008, Westphere’s President exercised his option to convert 975 common shares to preferred shares.

Note 8 – Income Taxes

The Company files United States income tax returns, and the Company’s operating subsidiaries file Canadian income tax returns.

The Company has estimated net operating loss carry forwards of $2,084,477, which expire as follows:

2021	$100,146
2022	$237,425
2023	$240,207
2025	$540,831
2026	$315,000
2027	$650,868

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

Income taxes at the statutory rate are reconciled to Company’s actual income taxes as follows:

	2008	2007

Tax (benefit) at statutory rate (34%)	$—	$—
Canadian tax benefits	(43,699)	45,953
Income taxes paid and accrued	—	—
Change in reserve for net operating loss carry forwards	—	—

Income tax expense (benefit)	$(43,699)	$45,953

Canadian tax benefits resulting from non-capital loss carry forwards and excess of undepreciated costs of property and equipment arising from differences between the Company’s depreciation rates and those prescribed for income tax purposes and using projected Canadian tax rates are as follows:

	2008	2007

Non-capital loss carry forwards:	$698,672	$529,754
Temporary differences due to depreciation methods	(542,610)	(473,888)

Income tax benefit	156,062	55,866
Valuation allowance	(156,062)	—

Income tax benefit	$—	$55,866

Note 9 - Stock Based Compensation

During 2002, the Company adopted the 2002 Employees Stock Option and Stock Award Plan for directors, employees and consultants. The maximum number of shares that may be optioned or awarded under the plan is 4,000,000. Additional provisions of the plan call for awards, exercise prices and vesting to be determined by the board of directors or its designated administrator.

Following is a table of outstanding options and changes during 2008 and 2007:

	Employee Options	Non- Employee Options	Weighted Average Exercise Price

Options Outstanding, December 31, 2006	224,608	21,250	1.78

Options granted in 2007	—	—	—
Options exercised in 2007	(10,025)	—	.70
Options expired in 2007	—	(21,250)	.94

Options Outstanding, December 31, 2007	214,583	—	1.78

Options granted in 2008	—	—	—
Options exercised in 2008	—	—	—
Options expired in 2008	—	—	—

Options Outstanding, December 31, 2008	214,583	—	1.78

All outstanding options vest immediately.

If not previously exercised or canceled, options outstanding at December 31, 2008 will expire as follows:

				Weighted Average Exercise Price
	Range of Exercise Prices		Number of Shares

	High	Low
Year Ending December 31, 2010	.94	.94	180,058	.94
Open ended	.70	.70	34,525	.70

Note 10 – Commitments and Contingencies

The Company leases real estate (office and warehouse space) under non-cancelable operating leases that expire on varying dates through 2011. The Company also has various obligations for auto and equipment leases through 2009.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other

2009	$154,750	$3,412
2010	$137,447	$—
2011	$137,447	$—

	2008	2007

Rental expense	$197,083	$185,030

On April 7, 2004, the Company sued Fred and Linda Sebastian to recover an outstanding loan of $80,000 (CDN) plus interest and court costs. The Company has reserved this amount due to the uncertainty of recovery. The defendant has withdrawn the counterclaim. As of March 2008, no further actions were filed by either party.

On May 28, 2004 Peter Gregory filed an action in the Ontario Superior Court of Justice against Vencash Capital Corporation. Peter Gregory was a Vencash distributor and agent who filed the action related to a claim of wrongful dismissal from Vencash of $260,000 (CDN). On July 30, 2004 Vencash filed a Statement of Defense and Counterclaim in the amount of $1,600,000 for breach of contract, breach of confidence, breach of fiduciary duties, interference with economic relations, damages for inducing breach of contract, and punitive damages. The Company believes the claim by Gregory to be without merit and has not accrued a liability for the claim. As of April 2009, the court actions and negotiation with Peter Gregory have been terminated with the withdrawal of the company lawyer. No further actions were filed by either party.

Note 11 – Related party transactions

Year 2007

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

The following table summarizes the Company’s accounts receivable - related party transactions:

Revenue
Sales of ATM to:
Directors’ 100% owned company	$36,826

Shareholder loan from:
49% shareholder’s of Personal Financial Solution	$2,830

The shareholder loan is payable on demand.

Year 2008

The Company expensed $85,540 ($84,000 CDN) during 2008 for consulting and management services to an affiliated company that is controlled by the Company’s president.

Accounts receivable - related party:

Revenue
Sales of ATM accessories to:
Directors’ 100% owned company	$3,143

Shareholder loan from:
49% shareholder’s of Personal Financial Solution	$2,273

The shareholder loan is payable on demand.

Accounts payable, related parties:

The Company is obligated to its president pursuant to a loan payable totaling $61,748 ($75,502 CDN) as of December 31, 2008.

The Company is obligated to an affiliated company that is controlled by the Company’s president pursuant to a loan payable totaling $208,348 ($254,757 CDN) as of December 31, 2008.

The Company’s subsidiary Vencash is indebted to Westsphere Vice President for a loan payable totaling $81,300 ($99,410 CDN) as of December 31, 2008.

The Company’s subsidiary Westsphere Systems Inc. owed Westsphere’s arms-length directors for loans advance totaling $79,481 ($97,186 CDN) as of December 31, 2008.

The Company’s subsidiary Vencash Capital Corporation accrued for officer and employee bonuses totaling $54,891 ($67,118 CDN) as of December 31, 2008.

Note 12 – Subsequent Events

On January 7, 2009, the board after reviewing the business operations of its wholly owned subsidiary E-Debit International Inc. have determined that it is in the best financial interests of the Corporation to sell all of the issued and outstanding shares of E-Debit International Inc. to the Corporation’s wholly owned subsidiary Westsphere Systems Inc. for the total cash purchase price of one hundred ($100) dollars in Canadian funds. The completion of the transaction is expected to be completed by the second quarter of year 2009.

On January 7, 2009, the board after reviewing the business operations of its wholly owned subsidiary Vencash Capital Corporation and Westsphere Systems Inc. have determined that it is in the best financial interests of the Corporation to consolidate the ATM processing and business operations with the assignment of ATM related processing agreements from Vencash Capital Corporation to Westsphere Systems Inc. and a net book value consolidation and transfer of the ATM related capital assets of Vencash Capital Corporation to Westsphere Systems Inc. under a purchase and sale agreement to be offset against receivable and payables due to Westsphere Systems Inc. The completion of the transition is expected to be completed by the second quarter of the year 2009.

On January 8, 2009, the boards have resolved to dissolve its wholly owned subsidiary Kan-Can Resorts Ltd. as there is no a further business operation or remaining value. The purpose of the dissolution is to reduce the audit and legal costs.

Note 13 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses for the years ended December 31, 2008 and 2007, and as of December 31, 2008, had a working capital deficit of $445,656 and an accumulated deficit of $459,859.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. Furthermore, the management is in the process of restructuring, reorganization and consolidation of all its operations as a whole in order to save costs. In addition, there is no demand for payment on the accounts payable to related parties of $485,768 as this liability is owed to internal officers and directors. Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-KSB.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-KSB for the year ended December 31, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of December 31, 2008. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our chief executive and chief financial officer, of the effectiveness, as of December 31, 2008, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Due to the fact that we have a limited number of employees and are not able to have proper segregation of duties based on the cost/benefit of hiring additional employees solely to address the segregation of duties issue, we have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. However, we have determined that the risks associated with the lack of segregation of duties are partially mitigated based on the close involvement of management in day-to-day operations. We have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

Further, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2008 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There are been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Although management did not conduct an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, it has concluded that notwithstanding the foregoing, the Company’s internal controls over financial reporting are not effective. This is based on the fact that we have only 15 employees. As noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

Our independent public accountant has not conducted an audit of our controls and procedures regarding internal control over financial reporting and expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

ITEM 9A(T). Controls and Procedures.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Our Directors and Officers and Our Subsidiaries

      1. Our Management

The following table furnishes the information concerning the members of our Board of Directors and Officers as of May 15, 2009. Our Directors are elected every year and serve until their successors are elected and qualified:

Name	Age	Title	Term of Service

Douglas N. Mac Donald	60	Director, President, CEO	07/98 to present
Robert L. Robins	67	Director/V.P./Sec. Treasurer	07/98 to present
Dr. Roy Queen	66	Director	12/98 to present
Kim Law	41	V.P./CFO	05/00 to present
		Director	08/02 to present
Bernd Reuscher	65	Director	04/02 to present
Jack (John) Thomson	79	Director	11/04 to present
Sonja Dreyer	57	Vice-President	05/00 to present

Mr. Douglas N. Mac Donald – Chief Executive Officer, President and Director

Mr. Mac Donald is one of the original founders of Vencash Capital. In March 1995, Mr. Mac Donald retired from the Royal Canadian Mounted Police after twenty-five (25) years of service. In April 1995, Mr. Mac Donald formed the Mac Donald Gaming Specialists Inc. and Mac Donald Venture Corporation. Since 1998, Mr. Mac Donald has devoted his time to our development and the development of our subsidiary companies. Mr. Mac Donald is presently both our and Vencash Capital’s Chief Executive Officer (“CEO”) and is member of the Board of Directors.

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

Mr. Kim S. Law – Chief Financial Officer, Vice President of Finance and Director

Mr. Law has acted as our Chief Financial Officer, Vice President of Finance and Director since May, 2000. Mr. Law has been instrumental in establishing our financial controls and those of our subsidiary companies. From July 1999 to April 2000, Mr. Law was the Vice President of Finance of Kan-Can Resorts Ltd., a property development corporation. In the nine (9) years prior, Mr. Law was a controller in the hospitality and resort industry. Mr. Law graduated in 2008 with a Bachelor of Applied Business Administration – Accounting & Information Technology Major and a Certified General Accountant designation in Calgary, Alberta, Canada.

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

Ms. Sonja Dreyer –Vice President of Administration

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

      1. Management of Vencash Capital (a wholly owned subsidiary)

Name	Age	Title	Term of Service

Douglas N. Mac Donald	60	Director/CEO/	07/98 to present
Robert L. Robins	67	Director//Secretary/Treasurer	07/98 to present
Bernd Reuscher	65	Director	04/02 to present
Dr. Roy Queen	66	Director	12/98 to present
Kim Law	41	Director/CFO	08/02 to present
Mr. Jack (John) Thomson	79	Director	11/04 to present
Mr. Brett Border	40	President	03/04 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see “Our Management” above.

      2. Management of Westsphere Capital Group Ltd. (a wholly owned subsidiary

Name	Age	Title	Term of Service

Douglas N. Mac Donald	60	Director/CEO/President	07/05 to Present
Robert L. Robins	67	Director	07/05 to Present
Bernd Reuscher	65	Director	07/05 to Present
Dr. Roy Queen	66	Director	07/05 to Present
Kim Law	41	Director, CFO	07/05 to Present
Mr. Jack (John) Thomson	79	Director	07/05 to Present
Ms. Sonja Dreyer	57	Vice President	07/05 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see

“Our Management” above.

      3. Management of E-Debit International Inc. (a wholly owned subsidiary)

Name	Age	Title	Term of Service

Douglas N. Mac Donald	60	Director/CEO/President	03/00 to Present
Robert L. Robins	67	Director	03/00 to Present
Bernd Reuscher	65	Director	03/00 to Present
Dr. Roy Queen	66	Director	03/00 to Present
Kim Law	41	Director/CFO	03/00 to Present
Mr. Jack (John) Thomson	79	Director	03/00 to Present
Ms. Sonja Dreyer	57	Vice President	06/06 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see

“Our Management” above.

      4. Management of Westsphere Systems Inc. (a wholly owned subsidiary)

Name	Age	Title	Term of Service

Douglas N. Mac Donald	60	Director, CEO/President	10/01to present
Robert L. Robins	67	Director	10/01to present
Dr. Roy Queen	66	Director	10/01 to present
Bernd Reuscher	65	Director	10/01 to present
Kim Law	41	Director/CFO	10/01 to present
Mr. Jack (John) Thomson	79	Director	11/04 to present
Ms. Sonja Dreyer	57	VP/Chief Operating Officer	06/06 to present
Mr. Brett Border	40	VP/Chief Development Officer	06/06 to present

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

(b) Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions

Douglas Mac Donald	President, Chief Executive Officer and a member of the B.O.D.	N/A	N/A	N/A
Robert Robins	Vice President, Sec., Treasurer and member of the B.O.D.	N/A	N/A	N/A
Sonja Dreyer	Vice President of Administration and Executive Assistant to the B.O.D.	N/A	4	N/A
Kim Law	Vice President of Finance, Chief Financial Officer and a member of the B.O.D.	N/A	N/A	N/A
Bernd Reuscher	Member of Board of Directors	N/A	N/A	N/A
Dr. Roy Queen	Member of Board of Directors	N/A	N/A	N/A
Mr. Jack (John) Thomson	Member of Board of Directors	N/A	1	N/A

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

ITEM 11. EXECUTIVE COMPENSATION

Cash Compensation

Compensation paid by us for all services provided during the fiscal year ended December 31, 2007, (1) to each of our five (5) most highly compensated executive officers whose cash compensation exceeded $100,000 and (2) to all officers as a group is set forth below under directors.

Summary Compensation Table of Executives

Name and Principal Position	Year	Salary		Stock Options

Douglas N. Mac Donald*	2001	$33,393		—
President and Director	2002	$38,049		43,275
	2003	$59,092	**	—
	2004	$84,661		—
	2005	$87,477		33,650
	2006	$87,448		—
	2007	$94,937		—
	2008	$84,293		—

* Mr. Mac Donald receives his salary through his corporation, Mac Donald and Associates total $69,418 ($84,000 CDN) and $14,875 ($18,000 CDN) under Douglas Mac Donald.

** $59,092 represents compensation effective April 1 to year end.

**** USD to CAD currency exchange rate year 2008 average (365 days): 1.06669.

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

The following table sets forth details of each exercise of stock options as of March 31, 2009 by any of the named Executive Officers, and the March 31, 2009 value of unexercised options on an aggregate basis.

Aggregated Options Exercised

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options as of December 31, 2008 Exercisable(2)/ Unexercisable	Value of Unexercised in the Money-Options at December 31, 2008 Exercisable/ Unexercisable (1)

Douglas MacDonald	Nil	Nil	24,525 (exercise)	$0.035 (exercise)
			0 (unexercisable)	$0 (unexercisable)

Robert Robins	10,025	$0.70	10,000 (exercise)	$0.035 (exercise)
			0 (unexercisable)	$0 (unexercisable)

          (1) Based on closing price of $0.04 on December 31, 2003.

          (2) Includes Options to purchase common shares within 60 days after December 31, 2003.

Douglas MacDonald	Nil	Nil	33,650 (exercise)	$0.047 (exercise)
			0 (unexercisable)	$0 (unexercisable)

Robert Robins	Nil	Nil	26,150 (exercise)	$0.047 (exercise)
			0 (unexercisable)	$0 (unexercisable)

Sonja Dreyer	Nil	Nil	24,189 (exercise)	$0.047 (exercise)
			0 (unexercisable)	$0 (unexercisable)

Kim Law	Nil	Nil	24,189 (exercise)	$0.047 (exercise)
			0 (unexercisable)	$0 (unexercisable)

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

Termination of Employment and Change of Control Arrangements

None.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our “Named Executive Officers” during our fiscal year ended December 31, 2008. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. Currently our Board does not have a compensation committee. Our officers are members of our Board of Directors and are able to vote on matters of compensation. We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time. In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended December 31, 2008 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

The executive employment market in general is very competitive due to the number of companies with whom we compete to attract and retain executive and other staff with the requisite skills and experience to carry out our strategy and to maintain compliance with multiple Federal and State regulatory agencies. Many of these companies have significantly greater economic resources than our own. Our Board has recognized that our compensation packages must be able to attract and retain highly talented individuals that are committed to our goals and objectives, without at this time paying cash salaries that are competitive with some of our peers with greater economic resources. Our compensation structure is weighted towards equity compensation in the form of options to acquire common stock, which the Board believes motivates and encourages executives to pursue strategic opportunities while managing the risks involved in our current business stage, and aligns compensation incentives with value creation for our shareholders.

Components of Our Executive Compensation Program

Our current executive compensation program is entirely salary based. In the future we intend to incorporate additional components we believe are necessary in order for the Company to provide a competitive compensation package relative to our peers and to provide an appropriate mix between short-term and long-term cash and non-cash compensation. Elements of our future executive compensation are likely to include:

•	Base Salary

•	Stock Awards

•	Other benefits available to all employees

•	Items specific to our President and Chief Executive Officer per an employment agreement

Base Salary: At present we do not have a salary structure for employees and Executives, and amounts are based on skill set, knowledge and responsibilities. Base salaries may be established as necessary. During the year ended December 31, 2008 none of our Named Executive Officers received a salary increase.

Stock Awards: A portion of compensation paid to our executives will be equity based. We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives’ compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives. No stock compensation awards were granted during the year ending December 31, 2008.

Other Benefits: Our Executive Officers and employees receive group benefits plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our outstanding common and preferred stock as of May 15, 2009 for: each of our directors and executive officers individually; each person or group that we know owns beneficially more than five percent (5%) of our common stock; and all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term, “beneficial ownership”. Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common stock subject to options currently exercisable or exercisable within sixty (60) days, to be outstanding for purposes of computing the percentage ownership of the person holding the options, but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person. The applicable percentage of ownership for each shareholder is based on 592,785 shares of common stock and 1,416,143 shares of preferred stock outstanding as of May 15, 2009 together with applicable options for that shareholder. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name and Address of Beneficial Owner Officers and Directors	Number of Common Shares of Beneficial Owner	Percentage of Common Shares Owned	Number of Preferred Shares of Beneficial Owner	Percentage of Preferred Shares Owned	Note

Douglas N. Mac Donald
St. Albert, Alberta, Canada
(Personal Shares Held)
(Personal Options Held)	58,175		36,200		(1)
Patricia L. Mac Donald			55,000
(Mac Donald Venture Corporation)			60,002
(Mac Donald & Assoc.)			8,148
(989939 Alberta Ltd)			65,862
(732352 Alberta Ltd)	37,502		35,838
(797320 Alberta Ltd.)			66,530

Total	95,677	14.72%	327,580	23.12%

Robert L. Robins					(2)
Calgary, Alberta, Canada
(Personal Shares Held)	25,025		36,025
(Personal Options Held)	36,175
(Robins Nest Holdings)			38

Total	61,200	9.75%	36,063	2.54%

Dr. Roy L. Queen					(3)
Kamloops, B.C., Canada
(Personal Shares Held)			121,119
(Personal Options Held)
(Drin Holdings Ltd.)	10,030
(Transural Trade)			11,496

Total	10,030	1.70%	132,615	9.36%

Bernd Reuscher					(4)
Edmonton, Alberta, Canada
(Personal Shares Held)			49,582
(Personal Options Held)
(989939 Alberta Ltd.)			65,862
(MBR Venture Corp.)			141,250

Total		0%	256,694	18.11%

Kim Law					(5)
Calgary, Alberta, Canada
(Personal Shares Held)	50		15,000
(Personal Options Held)	24,189

Total	24,239	3.94%	15,000	1.06%

Sonja Dreyer					(6)
Calgary, Alberta, Canada
(Personal Shares Held)	12,376
(Personal Options Held)	24,189
(1035760 Alberta Ltd,)			27,756

Total	36,565	5.94%	27,756	1.96%

Jack (John) Thomson					(7)
Kingston, Ontario
Canada
(Personal Shares Held)	10,024		18,750
(Personal Options Held)

Total	10,024	1.69%	18,750	1.32%

Total shares owned by Officers and Directors	237,735	37.73%	814,458	57.47%

(1) Douglas N. Mac Donald 423,257 Shares

36,200 preferred shares are held in the name of Douglas N. Mac Donald. 55,000 preferred shares are held in the name of Mr. Mac Donalds’ wife, Patricia Mac Donald. 60,002 preferred shares are held in the name of Mac Donald Venture Corporation of which Mr. Mac Donald is the sole officer and Director. 66,530 preferred shares are held in the name of 797320 Alberta Ltd. of which Mr. Mac Donald is the sole officer and Director. 24,525 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 24,525 shares for $0.70 per share with an ending date to be determined by the Board of Directors. 33,650 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 33,650 shares for $0.94 per share until January 26, 2010. Douglas N. Mac Donald is part owner of 989939 Alberta Ltd. with a share position of 65,862 preferred shares. *(50% is owned by Doug Mac Donald and 50% is owned by Bernd Reuscher). 37,502 common shares are held in 732352 Alberta Ltd. In which Doug Mac Donald is the sole officer & Director, 35,838 preferred shares are held in 732352 Alberta Ltd in which Mr. Mac Donald is the sole officer and Director. 8,148 preferred shares are held in the name of Mac Donald & Associates Gaming Specialists Inc., of which Mr. Mac Donald is the sole officer and Director.

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

(6) Jack (John) Thomson – 28,774 Shares

11,250 preferred shares are held in the name of John Thomson 7,500 preferred shares are held in the name of Jack John Thomson and 10,024 common shares are held in the name of Jack Thomson.

(7) Sonja Dreyer – 64,321 Shares

12,376 common shares of these shares are held in the name of Sonja Dreyer, 255 preferred shares of these shares are held in the name of Sonja Dreyer. 27,501 preferred shares of these shares are in 1035760 Alberta Ltd, a numbered Corporation wholly owned by Ms. Dreyer. 24,189 of these shares are held in the form of stock options giving Ms. Dreyer the right to purchase up to 24,189 shares for $0.94 per share until January 26, 2010. * Note- Ms. Goeseels name changed to Ms. Sonja Dreyer in October 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Effective April 1, 2007, Westsphere appointed Cordovano and Honeck LLP as our new auditor. The change of the auditor is due to the five year terms rotation requirements. The aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by Cordovano and Honeck LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Cordovano and Honeck LLP, in connection with statutory and regulatory filings or engagements were $30,300 for the fiscal year ended 2007 and $25,770 for the fiscal year ended 2008.

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2007 and 2008.

Tax Fees

There were no fees for tax compliance, tax advice, and tax planning for the fiscal years ended 2007 and 2008.

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

By:	/s/ Douglas N. Mac Donald

Name:	Douglas N. Mac Donald
Title:	President
Date:	May 14, 2009

By:	/s/ Kim Law

Name:	Kim Law Title: Principal Financial and Accounting Officer
Date:	May 14, 2009

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:	/s/ Douglas N. Mac Donald

Name:	Douglas N. Mac Donald
Title:	President and Board of Directors
Date:	May 14, 2009

By:	/s/ Robert L. Robins

Name:	Robert L. Robins
Title:	Board of Directors
Date:	May 14, 2009

By:	/s/ Bernd Reuscher

Name:	Bernd Reuscher
Title:	Board of Directors
Date:	May 14, 2009

By:	/s/ Roy L. Queen

Name:	Roy L. Queen
Title:	Board of Directors
Date:	May 14, 2009

By:	/s/ Kim Law

Name:	Kim Law
Title:	Board of Directors
Date:	May 14, 2009

By:	/s/ John (Jack) Thomson

Name:	Jack Thomson
Title:	Board of Directors
Date:	May 14, 2009