Form 10-Q
period 2009-03-31
WESTSPHERE ASSET CORPORATION, INC
filed 2009-05-28
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commissions file number 0-32051

WESTSPHERE ASSET CORPORATION, INC.
(Exact name of registrant as specified in charter)

COLORADO	98-0233968
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

#12, 3620 – 29th Avenue NE
Calgary, Alberta Canada T1Y 5Z8
(Address of principal executive offices)(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 25, 2009, there were 591,726 outstanding shares of the Registrant’s Common Stock, no par value and 1,417,118 shares of Preferred Stock, no par value.

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO THE FORM 10-Q

For the quarterly period ended March 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Balance Sheet

	March 31, 2009 (Unaudited)	December 31, 2008

ASSETS
CURRENT ASSETS
Cash	$299,222	$87,880
Accounts receivable net of allowance for doubtful accounts of $154,259 and $157,640, respectively	252,726	248,893
Accounts receivable – related parties	8,081	5,416
Inventory	195,174	192,962
Prepaid expense and deposit	37,848	56,407

Total current assets	793,051	591,558

Property and equipment, net of depreciation	197,701	223,797
Note receivable	7,084	9,512
Deferred Costs	153,577	146,769

Total assets	$1,151,413	$971,636

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$632,251	$465,784
Current portion of loans	65,226	85,662
Accounts payable, related parties	670,254	485,768

Total current liabilities	1,367,731	1,037,214

Shareholder loans	205,169	205,363
Loans payable, less current portion	184,867	188,918

Total liabilities	1,757,767	1,431,495

Minority interest in subsidiaries	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – authorized 75,000,000 shares, no par value, 1,417,118 shares issued and outstanding at March 31, 2009 and December 31, 2008	1,400,855	1,400,855
Common stock - authorized 75,000,000 shares, no par value; 591,726 shares issued and outstanding at March 31, 2009 and December 31, 2008	558,824	558,824
Accumulated other comprehensive income	187,826	181,131
Accumulated deficit	(2,753,859)	(2,600,669)

Total stockholders’ equity (Deficit)	(606,354)	(459,859)

Total liabilities and stockholders’ equity (Deficit)	$1,151,413	971,636

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Operations
For the Three Months Ended March 31,
(Unaudited)

	2009	2008

Revenue -
Equipment and supplies	$32,237	$24,994
Residual and interchange income	696,577	943,689
Other	6,605	14,889

Total revenue	735,419	983,572

Cost of sales -
Equipment and supplies	38,262	27,523
Residual and interchange costs	445,285	553,441
Commissions	2,011	5,341
Other	31,517	38,767

Total cost of sales	517,075	625,072

Gross profit	218,344	358,500

Operating expenses -
Depreciation and amortization	21,457	27,712
Consulting fees	43,719	43,182
Legal and accounting fees	11,226	206
Salaries and benefits	155,461	236,826
Travel, delivery and vehicle expenses	36,419	30,635
Other	85,323	115,030

Total operating expenses	353,605	453,591

(Loss) from operations	(135,261)	(95,091)

Other income (expense) -
Interest income	261	951
Interest expense	(18,190)	(23,534)

Net (loss) before income taxes	(153,190)	(117,674)

Provision for income taxes	—	—

Net (loss)	$(153,190)	$(117,674)

Basic net (loss) per common share	$(.26)	$(.20)

Weighted number of shares outstanding	591,726	592,785

Other comprehensive income (loss) -
Net (loss)	$(153,190)	$(117,674)
Foreign currency translation adjustment	6,695	(4,367)

Total comprehensive (loss)	$(146,495)	$(122,041)

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(Unaudited)

					Foreign
	Preferred Stock		Common Stock		Currency
					Translation	Accumulated
	Shares	Amount	Shares	Amount	Adjustment	(Deficit)	Total

Balance, December 31, 2008	1,417,118	$1,400,855	591,726	$558,824	$181,131	$(2,600,669)	$(459,859)
Net loss for the three months ended March 31, 2009	—	—	—	—	6,695	(153,190)	(146,495)

Balance, March 31, 2009	1,417,118	$1,400,855	591,726	$558,824	$187,826	$(2,753,859)	$(606,354)

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.
Consolidated Statement of Cash Flows
For the Three Months Ended March 31,
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net (loss) from operations	$(153,190)	$(117,674)
Reconciling adjustments -
Depreciation and amortization	21,457	27,712
Changes in operating assets and liabilities
Accounts receivable	(6,498)	14,263
Inventory	(2,212)	1,109
Prepaid expenses and other	18,559	5,065
Accounts payable and accrued liabilities	146,031	(23,523)

Net cash (used for) provided by operations	24,147	(93,048)

Cash flows from investing activities:
Purchase of equipment	(10,781)	(24,914)
Disposal of equipment	775	24,192
Collections of loans receivable	2,428	3,271

Net cash (used for) provided by investing activities	(7,578)	2,549

Cash flows from financing activities:
Proceeds from loans	184,486	53,755
Repayments of loans	(4,245)	(47,708)

Net cash provided by financing activities	180,241	6,047

Foreign currency translation adjustment	14,532	10,163

Net change in cash and cash equivalents	211,342	(74,289)
Cash at beginning of period	87,880	211,710

Cash at end of period	$299,222	$137,421

Supplemental schedules:
Cash paid for interest	$13,958	$17,786
Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.
Notes to Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 1 – Basis of Presentation and Nature of Operations

The accompanying consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements and the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X. The accompanying consolidated financial statements included herein have been prepared by Westsphere Asset Corporation, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Westsphere Asset Corporation, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2008 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Westsphere Asset Corporation, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

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

Note 3 - Accounts Receivable

Accounts receivable consist of amounts due from customers. The Company considers accounts more than 180 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance.

Note 4 – Inventory

Inventory consists primarily of cash vending and POS machines, which are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Note 5 – Deferred Costs

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

Note 6 – Related Party

The following table summarizes the Company’s accounts receivable - related party transactions as at March 31, 2009:

Revenue	Amount

Sales of ATM parts and accessories to:
Directors’ 100% owned company	$5,857

Shareholder loan from:

49% shareholder’s of Personal Financial Solution	2,224

The shareholder loan is payable on demand.

Total	$8,081

The Company expensed $19,207 ($24,000 CDN) during the first quarter of 2009 for consulting and management services to an affiliated company that is controlled by the Company’s president.

The following table summarizes the Company’s accounts payable - related party transactions as at March 31, 2009:

Payable to:	Amount

A loan advanced from Westsphere’s Directors’ to support the switch development project	$124,006
Officers’ and Directors’ bonuses payable carried forward from year 2002	53,715
Deposits advanced from Westsphere’s President to support the switch development project	211,415
A loan advanced from Westsphere’s President for working capital.	100,330
A loan advanced from Westsphere’s vice President for working capital.	21,208
A deposit from Westsphere’s vice president to purchase cash for ATMs.	80,030
A loan advance from Westsphere’s vice president bearing interest at 12% per annum, blended monthly payment of interest only for working capital.	79,550
Total	$670,254

Note 7 – Subsequent event

On May 4, 2009 Westsphere’s majority controlled subsidiary TRAC was served with a Notice of Intention to Enforce a Security Form 86 (Rule 124) which is basically a notice to place TRAC into insolvency by the trustees of the estate of June Barr of $165,155 has an interest rate of 18% per annum.

The outstanding claim being initiated by the Barr trustees is for $357,729 ($447,000 CDN) which represents compounded interest on principal of $93,572 ($116,923 CDN). In addition Westsphere Asset Corporation, Inc. will also be filing a Notice of Intention to Enforce a Security Form 86 (Rule 124) for $158,716 reflecting simple interest on its loans to TRAC of $102,235 ($127,748 CDN).

Currently there are six (6) additional TRAC Shareholders. These Shareholders are non claimants holding loans to TRAC of $6,002 ($7,500 CDN). TRAC incapable of meeting its repayment responsibilities is currently insolvent. As a result and in order to ensure continued customer connectivity and support, the TRAC distribution network took over the service and operations of the Point of Sale business directly. Based on the termination of business operations of TRAC the Board of Directors resigned, and TRAC ceased to do business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – March 31, 2009

Vencash POS Services Inc.
(Formerly Westsphere POS
Services Ltd.)
100%
“Active”

Westsphere Capital Group Ltd.
100%
“Active”

Active = with business activity

Inactive = no business activity

Plan of Operations

During the three (3) month period of operations ending March 31, 2009, Westsphere and its subsidiaries generated a net loss from operations of $153,190, while a net loss from operations of $117,674 was realized for the same period from the previous year. The increase in net loss of $35,516 over the same period from the previous year was caused by a decrease in net of residual and interchanges income of $247,112, an increase in legal and accounting fees of $11,020, and an increase in travel, delivery and vehicle expenses of $5,874. The increase in net loss is partially offset against a decrease in residual and interchange costs of $108,156, a decrease in salaries and benefits of $81,365, a decrease in other expenses of $29,707, and a decrease in interest expense of $5,344 over the same period from the previous year.

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

The increase in legal and accounting fees was mainly due to the SEC filing services of $3,820, switch audit fees of $3,383, and Westsphere’s subsidiary Vencash involved in civil claims which have arisen in the normal course of business of $3,817. These claims are of minor issues and will not cause any significant material changes to the business.

The increase in travel, delivery and vehicle expenses was mainly due to the rollover of ATMs commencing in January 2009 to the switch that was managed under Westsphere’s subsidiary Westsphere Systems.

The decrease in salaries and benefits was primarily due to the deletion of three positions during the year 2008: Sale manager, and two junior accountants.

The decrease in other expenses was primarily due to a decrease in telephone expenses of $11,908, office supplies of $3,690, repairs and maintenance of $4,967, and various general and administrative expenses of $9,142. The decreases are caused by the reorganization of the company which took place in January 2009.

The decrease in interest expense was due to the pay down of the balance owed to the loans payable during the year.

In January 2009, Westsphere, through its subsidiary Westsphere Systems Inc. has officially launched its switch and commence rollover of ATMs to process all transactions through its association with ACI. The rollover will eliminate the costs, restrictions, and potential risks of relying on third party processors. Most importantly, the investment in the processor, or switch, will also enable Westsphere’s direct entry into new and emerging markets such as card management and processing. As of May 25, 2009, 198 ATM’s were under Westsphere Systems processing.

As of May 25, 2009, 778 ATM and 452 POS sites are being processed between three switches.

Westsphere and its subsidiaries currently on the border of generate sufficient revenues to meet overhead needs. This is due to Westsphere continues experiencing a steady decrease in gross profit; specifically in the residual and interchange income. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.

Furthermore, Westsphere’s management is in the process of restructuring, reorganization and consolidation of all its operations as a whole in order to save costs.

Westsphere believes that the Corporations subsidiaries upon restructuring, reorganization and consolidation combined with continued investment from related parties and outside investors will continue to produce sufficient ongoing funding to meet its current and future financial requirements. The completion of the reorganization and restructuring is expecting to be completed by the end of second quarter this year.

Changes in Financial Position

During the Three (3) month period ending March 31, 2009, total assets increased to $1,151,413 primarily due to an increase in cash on hand of $211,342. The increase in cash was due to the cash settlement collected on behalf of customers which is payable for the return of surcharge and interchange of $126,478 ($158,040 CDN), and $110,440 ($138,000 CDN) is payable for the return of vault cash. The increase in total assets is partially offset against a decrease in prepaid expense and deposit of $18,559.

Westsphere’s current liabilities consist of accounts payable of $632,251, accounts payable to related parties of $670,254, and current portion of loans payable of $65,226.

Accounts payable includes payables of $26,906 to suppliers for the purchase of ATM machines and POS machines, $289,031 is payable for the return of surcharge and interchange, accounting and legal payables in the amount of $124,438, telephone expenses in the amount of $17,569, vacation payable in the amount of $34,205, $30,411 is payable for the return of vault cash, switch expense in the amount of $34,225, commission in the amount of $5,754, and $69,712 due for consulting services, office expenses and various other general fees and charges.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $53,715 ($67,118 CDN), a loan advanced from Westsphere’s President in the amount of $85,286 ($106,569 CDN), deposits advanced from Westsphere’s President to support the switch development project in the amount of $226,460 ($282,974 CDN), a loan advance from Westsphere’s directors of $124,006 ($154,952 CDN), a loan advance from Westsphere’s Vice President to support the switch development project in the amount of $21,208 ($26,500 CDN), a deposit from Westsphere’s Vice President to purchase cash in the amount of $80,029 ($100,000 CDN), and a loan advance from Westsphere’s vice president bearing interest at 12% per annum in the amount of $79,550 ($99,402 CDN).

Westsphere’s subsidiary Vencash entered into two loan agreements with its major ATM supplier in July of 2006. The first loan agreement of $150,519 ($188,080 CDN) bearing interest at 6% per annum requires blended monthly payments of principal and interest of $4,452 to March 2009. As of March 31, 2009, the balance is $4,299 ($5,372 CDN). The second loan agreement of $33,815 (42,254 CDN), bearing interest at 18% per annum, requires blended monthly payments of principal and interest of $1,226 to July 2011; with a final payment of $90 in August 2011. As of March 31, 2009, the balance is $21,260 ($26,565 CDN). These loans are reflected in the accompanying consolidated balance sheet as current portion of loans.

In May 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $852 ($869 CDN) to May 2012; with a final payment of $90 in May 2012. As of March 31, 2009, the balance is $19,635 ($24,536 CDN). This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

In June 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $852 ($869 CDN) to June 2012; with a final payment of $90 in June 2012. As of March 31, 2009, the balance is $20,032 ($25,030 CDN). This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

Long term liabilities as at March 31, 2009 consisted of a shareholder loan totaling $205,169, and loans payable, less current portion of $184,867.

Westsphere’s shareholder loans related to TRAC of $165,155 has an interest rate of 18% per annum. This is a demand loan. The remaining balance of shareholder loans total $40,014 with no specific terms of repayment.

In September 2007, Westsphere’s subsidiary Vencash entered into a loan agreement totaling $80,029 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $800 ($1,000 CDN) to September 2008 with an automatic extension for a further 6 month term. The principle is to be repaid in a maximum of 18 months. The purpose of the loan is to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers’ ATM equipment and site locations. As of March 31, 2009, the balance is $80,029 ($100,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

On November 5, 2007, Westsphere’s subsidiary Westsphere Systems Inc. raised $104,838 ($131,000 CDN) through a loan agreement with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,048 ($1,310 CDN) to October 2009, with an automatic extension for a further 12 month term. As of March 31, 2009, the balance is $104,838 ($131,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

Shareholders’ deficit as of March 31, 2009 was $606,354; inclusive of an accumulated loss from operations of $2,753,859, as compared to shareholders deficit of $459,859 as of December 31, 2008. Total issued and outstanding share capital as of the three (3) months ending March 31, 2009 was 591,726 common shares and 1,417,118 preferred shares as compared to a total of 591,726 common shares and 1,417,118 preferred shares as of December 31, 2008.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders’ Equity

As of March 31, 2009, the Company had working capital deficit of $574,680 and Stockholders’ Deficit of $606,354 compared with working capital deficit of $445,656 and Stockholders’ Deficit of $459,859 as of December 31, 2008. The Company’s working capital deficit has increased principally as a result of an increase in accounts payable to related parties of $184,486.

The increase in accounts payable to related parties is from Westsphere’s directors and officers advanced deposits to support the switch development project.

Stockholders’ Deficit increased as a result of a net loss for the three (3) months ended March 31, 2009 of $153,190 and an increase in accumulated other comprehensive income of $6,695.

The Company’s consolidated operations provided of net cash of $24,147, compared to the use of net cash in the amount of $93,048 during the same period from the previous year. This decrease in the use of net cash flow from operations was the result of an increase in accounts payable and accrued liabilities of $169,554. The decrease in the use of net cash is partially offset against an increase in accounts receivable of $20,761 and other various activities of $31,598.

Investing activities during the three (3) month period resulted in the use of net cash of $7,578, which was caused by the purchase of equipment of $10,781. The use of net cash is partially offset against the disposal of equipment of $775 and collection of loan receivable of $2,428.

Financing activities during the three (3) month period resulted in the provided of net cash of $180,241, which was caused by the proceeds from loans of $184,486, and partially offset against the repayment of debt of $4,245.

Liquidity

As of March 31, 2009, Westsphere was able to raise $114,875 ($143,542 CDN) from directors and officers: A loan advanced from Westsphere’s President in the amount of $47,445 ($59,284 CDN), a loan advanced from Westsphere’s Vice President in the amount of $21,201 ($26,492 CDN), and a loan advance from Westsphere’s arms-length directors in the amount of $46,229 ($57,766 CDN). The cash is used to support the switch development project.

Westsphere did not raise funds this year to facilitate ATMs growth opportunities due to the condition of Corporations’ financial market.

Westsphere expects that its need for liquidity will increase this year in anticipation of expending funds to develop its growth and upgrade plan. The need is due to the finance/lease requirements to replace an aged estate of ATM equipment which is under VenCash management and/or ownership. Due to changes within the organization of a major Vencash ATM supplier, equipment and supply agreements along with related transaction processing agreements signed in the latter part of year 2006 are presently in dispute. This has resulted in a requirement to find additional financial recourses related to growth in its ATM business and to determine whether or not Vencash’s current ATM equipment supplier can meet the upgrade requirements as set forth in regards to meet ongoing regulatory compliance.

On a short term basis, Westsphere and its subsidiaries are currently on the border of generating sufficient revenues to meet overhead needs. This is due to Westsphere continues experiencing a steady decrease in gross profit; specifically in the residual and interchange income.

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

Furthermore, Westsphere’s management commenced the process of restructuring, reorganization and consolidation of all its operations as a whole in order to save costs. Westsphere believes that the Corporations subsidiaries upon restructuring, reorganization and consolidation combined with continued investment from related parties and outside investors will continue to produce sufficient ongoing funding to meet its current and future financial requirements.

On May 4, 2009 Westsphere’s majority controlled subsidiary TRAC was served with a Notice of Intention to Enforce a Security Form 86 (Rule 124) which is basically a notice to place TRAC into insolvency by the trustees of the estate of June Barr of $165,155 has an interest rate of 18% per annum.

The outstanding claim being initiated by the Barr trustees is for $357,729 ($447,000 CDN) which represents compounded interest on principal of $93,572 ($116,923 CDN). In addition Westsphere Asset Corporation, Inc. will also be filing a Notice of Intention to Enforce a Security Form 86 (Rule 124) for $158,716 reflecting simple interest on its loans to TRAC of $102,235 ($127,748 CDN).

Currently there are six (6) additional TRAC Shareholders. These Shareholders are non claimants holding loans to TRAC of $6,002 ($7,500 CDN). TRAC incapable of meeting its repayment responsibilities is currently insolvent. As a result and in order to ensure continued customer connectivity and support, the TRAC distribution network took over the service and operations of the Point of Sale business directly. Based on the termination of business operations of TRAC the Board of Directors resigned, and TRAC ceased to do business.

Capital Resources

The primary capital resources of Westsphere are its consolidated business operations as well as equity funds raised, joint venture arrangements and/or loan proceeds.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company’s disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009 (the “Evaluation Date”).

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no changes since the filing of the 10K on December 31, 2008.

ITEM 1A. RISK FACTORS

          N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no changes since the filing of the 10K on December 31, 2008.

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

WESTSPHERE ASSET CORPORATION, INC.

By:	/s/ Douglas MacDonald

Name:	Douglas MacDonald
Title:	President
Date:	May 26, 2009

By:	/s/ Kim Law

Name:	Kim Law
Title:	Principal Financial Officer and Accounting Officer
Date:	May 26, 2009