Form 10-Q
period 2009-08-14
WESTSPHERE ASSET CORPORATION, INC
filed 2009-08-14
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

#12, 3620 – 29th Street NE

Calgary, Alberta Canada T1Y 5Z8

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 11, 2009, there were 591,726 outstanding shares of the Registrant's Common Stock, no par value and 1,417,118 shares of Preferred Stock, no par value.

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO THE FORM 10-Q

For the quarterly period ended June 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.

Condensed Consolidated Balance Sheet

ASSETS	June 30, 2009 (Unaudited)	December 31, 2008 (Restated)
CURRENT ASSETS
Cash	$357,484	$69,280
Accounts receivable net of allowance for doubtful accounts of $167,575 and $157,640, respectively	290,091	241,975
Accounts receivable – related parties	4,972	5,416
Inventory	200,636	162,192
Prepaid expense and deposit	4,553	55,683
Total current assets	857,736	534,546

Property and equipment, net of depreciation	177,942	204,476
Note receivable	—	9,512
Deferred Costs	133,458	146,769

Total assets	$1,169,136	$895,303

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$837,127	$434,060
Current portion of loans	50,966	85,662
Indebtedness to related parties	303,764	476,908
Net liabilities of discontinued operations	—	295,622
Total current liabilities	1,191,857	1,292,252

Shareholder loans	457,546	38,463
Loans payable, less current portion	199,827	24,447
Total liabilities	1,849,230	1,355,162

Minority interest in subsidiaries	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – authorized 75,000,000 shares, no par value, 1,417,118 shares issued and outstanding at June 30, 2009 and December 31, 2008	1,400,855	1,400,855
Common stock - authorized 75,000,000 shares, no par value; 591,726 shares issued and outstanding at June 30, 2009 and December 31, 2008	558,824	558,824
Accumulated other comprehensive income	146,802	181,131
Accumulated deficit	(2,786,575)	(2,600,669)
Total stockholders’ equity (Deficit)	(680,094)	(459,859)

Total liabilities and stockholders’ equity (Deficit)	$1,169,136	895,303

See accompanying notes to the condensed consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.

Condensed Consolidated Statements of Operations

For the Six Months Ended June 30,

(Unaudited)

	2009	2008 (Restated)
Revenue -
Equipment and supplies	$19,625	$27,113
Residual and interchange income	1,402,989	1,811,312
Other	53,952	35,242
Total revenue	1,476,566	1,873,667

Cost of sales -
Equipment and supplies	17,437	28,863
Residual and interchange costs	937,253	1,158,561
Commissions	2,011	8,310
Other	175,979	71,166
Total cost of sales	1,132,680	1,266,900

Gross profit	343,886	606,767

Operating expenses -
Depreciation and amortization	37,039	49,370
Consulting fees	89,942	86,148
Legal and accounting fees	3,150	(17,723)
Salaries and benefits	248,480	389,395
Travel, delivery and vehicle expenses	56,377	50,768
Other	189,813	212,839
Total operating expenses	624,801	770,797

(-Loss-) from operations	(280,915)	(164,030)

Other income (expense) -
Interest income	421	1,623
Interest expense	(33,462)	(55,654)
Net (-loss-) before income taxes	(313,956)	(218,061)

Provision for income taxes	—	—

Net (-loss-) from continuing operations	$(313,956)	$(218,061)

Discontinued operations
Loss from operations of POS component, net of tax	(12,676)	(20,814)
Loss on the disposal of POS component, net of tax	(443,549)	—

Net (-loss-)	$(770,181)	$(238,875)

Per-Share Amounts Loss from continuing operations	$(0.53)	$(0.37)
Loss from discontinued operations	(0.77)	(0.03)
Basic and diluted net (-loss-) per common share	$(1.30)	$(0.40)
Weighted average number of shares outstanding	591,726	592,785

Other comprehensive income (loss) -
Net (-loss-)	$(770,181)	$(238,875)
Foreign currency translation adjustment	(34,329)	(3,810)
Total comprehensive (-loss-)	$(804,510)	$(242,685)

See accompanying notes to the condensed consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.

Condensed Consolidated Statements of Operations

For the three Months Ended June 30,

(Unaudited)

		2009	2008 (Restated)
Revenue -
Equipment and supplies		$11,526	$9,717
Residual and interchange income		746,080	921,992
Other		47,347	20,353
Total revenue		804,953	952,062

Cost of sales -
Equipment and supplies		9,709	15,723
Residual and interchange costs		491,968	605,120
Commissions		—	2,969
Other		144,462	32,399
Total cost of sales		646,139	656,211

Gross profit		158,814	295,851

Operating expenses -
Depreciation and amortization		16,623	23,392
Consulting fees		46,223	42,966
Legal and accounting fees		371	(7,478)
Salaries and benefits		116,902	184,845
Travel, delivery and vehicle expenses		20,957	22,565
Other		116,068	114,167
Total operating expenses		317,144	380,457

(-Loss-) from operations		(158,330)	(84,606)

Other income (expense) -
Interest income		160	672
Interest expense		(15,272)	(32,120)

Net (-loss-) before income taxes		(173,442)	(116,054)

Provision for income taxes		—	—
Net (-loss-) from continuing operations		$(173,442)	$(116,054)

Discontinued operations
Loss from operations of POS component, net of tax		—	(5,147)
Loss on the disposal of POS component, net of tax		(443,549)	—

Net (-loss-)		$(616,991)	$(121,201)

Per-Share Amounts Loss from continuing operations		$(0.29)	$(0.19)
Loss from discontinued operations		(0.75)	(0.01)
Basic and diluted net (-loss-) per common share	$	(1.04)	$(.20)
Weighted average number of shares outstanding		591,726	592,785

Other comprehensive income (loss) -
Net (-loss-)		$(616,991)	$(121,201)
Foreign currency translation adjustment		(41,024)	557
Total comprehensive (-loss-)		$(658,015)	$(120,644)

See accompanying notes to the condensed consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

					Foreign
					Currency
	Preferred Stock		Common Stock		Translation	Accumulated
	Shares	Amount	Shares	Amount	Adjustment	(Deficit)	Total
Balance, December 31, 2008	1,417,118	$1,400,855	591,726	$558,824	$181,131	$(2,600,669)	$(459,859)
Net loss for the six months ended June 30, 2009	—	—	—	—	(34,329)	(770,181)	(804,510)
Disposition of Trac’s Equity						584,275	584,275

Balance, June 30, 2009	1,417,118	$1,400,855	591,726	$558,824	$146,802	$(2,786,575)	$(680,094)

See accompanying notes to the condensed consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net (loss) from operations	$(770,181)	$(238,875)
Reconciling adjustments -
Depreciation and amortization	37,039	52,828
Other non-cash transactions	(295,622)	—
Changes in operating assets and liabilities
Accounts receivable	(47,672)	67,193
Inventory	(38,444)	(20,093)
Prepaid expenses and other	51,130	(1,801)
Accounts payable and accrued liabilities	403,067	258,944
Net cash (used for) provided by operations	(660,683)	118,196

Cash flows from investing activities:
Purchase of equipment	(1,050)	(50,358)
Disposal of equipment	—	30,806
Disposal of investment in POS component	443,549	—
Collections of loans receivable	9,512	5,078
Net cash (used for) provided by investing activities	452,011	(14,474)

Cash flows from financing activities:
Proceeds from loans	421,319	—
Repayments of loans	(34,696)	(60,162)
Net cash provided by financing activities	386,623	(60,162)

Foreign currency translation adjustment	110,253	(3,192)
Net change in cash and cash equivalents	288,204	40,368
Cash at beginning of period	69,280	211,710
Cash at end of period	$357,484	$252,078

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,230	$17,926
Cash paid for income taxes	$—	$—

See accompanying notes to the condensed consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2009 and 2008

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

SFAS No. 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company believes that the adoption of this standard will not have a material impact on its financial statements.

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

Note 6 – Related Party

The following table summarizes the Company’s accounts receivable - related party transactions as at June 30, 2009:

Revenue	Amount
Sales of ATM parts and accessories to: Directors’ 100% owned company	$ 2,568
Shareholder loan from:
49% shareholder’s of Personal Financial Solution The shareholder loan is payable on demand.	2,404
Total	$ 4,972

The Company expensed $20,537 ($24,000 CDN) during the second quarter of 2009 for consulting and management services to an affiliated company that is controlled by the Company’s president.

The following table summarizes the Company’s indebtedness to related party transactions as at June 30, 2009:

Payable to:	Amount
A loan advanced from Westsphere’s Directors’ to support the switch development project	$ 17,309
Officers’ and Directors’ bonuses payable carried forward from year 2002	58,061
Deposits advanced from Westsphere’s President to support the switch development project	61,447
A loan advanced from Westsphere’s President for working capital.	75,062
A loan advanced from Westsphere’s vice President for working capital.	5,812
A loan advance from Westsphere’s vice president bearing interest at 12% per annum, blended monthly payment of interest only for working capital.	86,073
Total	$303,764

Note 7 – Discontinued Operations

Results of Discontinued Operations

On May 4, 2009 TRAC was served with a Notice of Intention to Enforce a Security Form 86 (Rule 124) a precursor to placing TRAC into receivership.  This Notice was served on behalf of the Trustees of the estate of June Barr, the holder of a TRAC loan agreement secured by a General Security Agreement registered under the Alberta Personal Property Protection Act.

As a result Westsphere initiated a similar action to secure its loan to TRAC which also was secured by a General Security Agreement registered under the Alberta Personal Property Protection Act.   TRAC subsequently turned over the business operations, books and records to the appointed receiver in bankruptcy after the termination of TRAC business operations on May 5, 2009.  On August 11, 2009, Notice was given to Westsphere of a first creditor’s meeting which will be held on August 27, 2009 whereby Westsphere was listed as a secured creditor under the TRAC bankruptcy.

TRAC business related to the sale and processing of Point of Sale Equipment which ran at a continual loss historically and will have no impact on Westsphere’s continuing operations.

At this time the assets of TRAC are with the court appointed receiver and control of TRAC by Westsphere ended on May 5, 2009.  No financial reporting for the 2nd quarter.

Results for discontinued operations were as follows:

	6 Months Ended June 2009	6 Months Ended June 2008	3 Months Ended June 2009	3 Months Ended June 2008
Loss on dispositions	$(443,549)	$ -	$ -	$ -
Loss from operations of POS component	(12,676)	(20,814)	-	(5,147)
Loss from discontinued operations	$(456,225)	$(20,814)	$ -	$(5,147)

Summarized financial information for discontinued operations is as follows:

	6 Months Ended June 2009	6 Months Ended June 2008	3 Months Ended June 2009	3 Months Ended June 2008
Revenue	$63,806	$145,445	$ -	$83,478
Cost of sales	(30,534)	(39,179)	-	(24,796)
Operating expenses	(45,948)	(127,080)	-	(63,829)
Other income (expense)	-	-	-	-
Net loss before income taxes	(12,676)	(20,814)	-	(5,147)
Provision for income taxes	-	-	-	-
Net loss from operations	$(12,676)	$(20,814)	$ -	$(5,147)

The net liabilities of discontinued operations, which are included on the consolidated Balance Sheet, consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Cash	$ -	$ 18,600
Accounts receivable	-	6,918
Prepaid expense and deposit	-	724
Property held for sale	-	50,091
Total assets	-	76,333
Current liabilities	-	40,584
Long-term debt	-	331,371
Total liabilities	-	371,955
Net liabilities of discontinued operations	$ -	$295,622

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – June 30, 2009

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

Active = with business activity
Inactive = no business activity

Plan of Operations

Results of Operations – Three Month Period

During the three (3) month period of operations ending June 30, 2009, Westsphere and its subsidiaries generated a net loss from operations of $616,991, while a net loss from operations of $121,201 was realized for the same period from the previous year.  The increase in net loss of $495,790 over the same period from the previous year was caused by the loss on the disposal of POS component, net of tax of $443,549, a decrease in residual and interchanges income of $175,912, and an increase in other cost of sales of $112,063.  The increase in net loss are partially offset against an increase in other revenue of $26,994, a decrease in residual and interchanges cost of sales of $113,152, a decrease in salaries and benefits of $67,943, and a decrease in interest expense of $16,848 over the same period from the previous year.

On May 4, 2009 Westsphere’s majority controlled subsidiary TRAC was served with a Notice of Intention to Enforce a Security Form 86 (Rule 124) which is basically a notice to place TRAC into receivership by the trustees of the estate of June Barr of $165,155 has an interest rate of 18% per annum.

The outstanding claim being initiated by the Barr trustees which represents compounded interest on principal of $93,572 ($116,923 CDN).  In addition Westsphere Asset Corporation, Inc. will also be filing a Notice of Intention to Enforce a Security Form 86 (Rule 124) for $158,716 reflecting simple interest on its loans to TRAC of $102,235 ($127,748 CDN).

At this time the assets of TRAC are with the court appointed receiver and control of TRAC by Westsphere ended on May 5, 2009.  No financial reporting for the 2nd quarter.  Westsphere has been notified of the first meeting of the creditors scheduled for August 27, 2009 at which time Westsphere Director Robert L. Robins name will be presented to act as an Inspector under the bankruptcy.

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

The increase in other cost of sales was related to the switch operations.  Westsphere has officially launched its switch in January 2009 and commence rollover of ATMs to process all transactions through its association with ACI.  As of August 11, 2009, 416 ATM’s were under Westsphere Systems processing.

The decrease in salaries and benefits was primarily due to the deletion of three positions during the year 2008:  Sale manager, and two junior accountants.

The decrease in interest expense was due to the pay down of the balance owed to the loans payable during the year.

Results of Operations - Six Month Period

During the six (6) month period of operations ending June 30, 2009, Westsphere and its subsidiaries generated a net loss from operations of $770,181, while a net loss from operations of $238,875 was realized for the same period from the previous year.  The increase in net loss for the six (6) month period of $531,306 over the same period from the previous year was caused by the loss on the disposal of POS component, net of tax of $443,549, a decrease in residual and interchanges income of $408,323, and an increase in other cost of sales of $104,813.  The increase in net loss are partially offset against an increase in other revenue of $18,710, a decrease in residual and interchanges cost of sales of $221,308, a decrease in salaries and benefits of $140,915, a decrease in other expenses of $23,026, a decrease in interest expense of $22,192 over the same period from the previous year.

As mentioned above, Westsphere’s majority controlled subsidiary TRAC was served with a Notice of Intention to Enforce a Security Form 86 (Rule 124) which is basically a notice to place TRAC into receivership by the trustees of the estate of June Barr.  At this time the assets of TRAC are with the court appointed receiver and control of TRAC by Westsphere ended on May 5, 2009.  No financial reporting for the 2nd quarter.

The decrease in net of residual and interchange income for the six (6) month period was mainly caused by a decrease in the number of placements of ATMs in the latter part of year 2007 to present.  The decrease in the number of placements was due to Westsphere’s subsidiary Vencash no longer having the finance/lease program available offered by an ATM supplier to place more ATMs in the market place at a lower cost.  This is due to changes within the organization of a major Vencash ATM supplier, equipment and supply agreements along with related transaction processing agreements signed in the latter part of year 2006 that are presently in dispute.

The decrease in net of equipment and supplies sales for the six (6) month period was due to Westsphere’s subsidiary Vencash Capital Corporation mainly focusing on the placement, and finance/lease program offered by an ATM supplier in year 2006.  The finance/lease program provides Vencash Capital an opportunity to place more ATMs in the marketplace at a lower cost.  However, as mentioned above, the finance/lease program offered by an ATM supplier is currently under dispute.  The dispute with the ATM supplier is an ongoing matter with no further agreement in place.  This has resulted in a requirement to find additional financial resources related to growth in its ATM business and to determine whether or not Vencash’s current ATM equipment supplier can meet the upgrade requirements as set forth in regards to meeting ongoing regulatory compliance.

The increase in other cost of sales for the six (6) month period was related to the switch operations.  Westsphere has officially launched its switch in January 2009 and commence rollover of ATMs to process all transactions through its association with ACI.  As of August 11, 2009, 432 ATM’s were under Westsphere Systems processing.

The decrease in salaries and benefits for the six (6) month period was primarily due to the deletion of three positions during the year 2008:  Sale manager, and two junior accountants.

The decrease in other expenses for the six (6) month period was primarily caused by the decrease in bad debt expense of $11,328 and a decrease in rent of $11,698.  The decrease in rent was primarily due to Westsphere moved to the new premise during the second quarter and paid lower rent.

The decrease in interest expense for the six (6) month period was due to the pay down of the balance owed to the loans payable during the year.

To this date, 788 ATM sites are being processed between three switches.

As a result of restructured, reorganized, and consolidation of all its operations as a whole in order to save costs, Westsphere has decided to commence to transfer of 100% of the issued and outstanding shares held in its wholly owned subsidiaries E-Debit International Inc., Cash Direct Financial Services Ltd, Vencash Capital Corporation, and Westsphere Capital Group Ltd. to Westsphere wholly owned subsidiary Westsphere Systems Inc.  It is anticipated to be completed on or before August 31, 2009.

On or before the 31st of August 2009 the Corporation will have completed the consolidation of all of its wholly owned business operations of Vencash Capital Corporation, Westsphere Capital Group Ltd. and E-Debit International Inc. within its wholly owned Westsphere Systems Inc.   Subsequently Westsphere Systems Inc. will become a wholly owned subsidiary of Westsphere Systems (US) Inc. a wholly owned subsidiary of the Corporation.

On or before the 1st of September 2009 the Corporation will complete the distribution of 100% of the issued and outstanding shares of Westsphere Systems (US) Inc. to the Corporation’s Shareholders of Record on April 5, 2009 as a dividend, in a pro-rata manner related to each and all classes of shares of Westsphere Asset Corporation, Inc.

On July 10, 2009, the Company entered into negotiations with Yaletown Capital, Inc. to purchase the assets of Yaletown Capital, Inc., a private company involved in secured financing of tax credits and distribution contracts for film and television (“Yaletown”).  As part of the proposed transaction, we agreed to segregate our historical assets and operations and distribute them to our shareholders, pro-rata, in a spin-off.  There is no assurance that the transaction will be consummated or consummated in the manner currently contemplated in the Letter of Intent and the proposed transaction is subject to the Yaletown principals raising capital to meet the financial terms and conditions of the Letter of Intent.

Accordingly, pro forma financial information is not presented.

Changes in Financial Position

During the six (6) month period ending June 30, 2009, total assets increased from $895,303 to $1,169,136 primarily due to the increased in cash of 288,204, the increased in accounts receivable of $47,672, and the increased in inventory of $38,444.  The increased in total assets is partially offset against a decrease in prepaid expense and deposit of $51,130, the decreased in deferred costs of $13,311, and a collection of note receivable of $9,512.

The significant increase in cash was mainly caused by the surcharge and interchange settlement owed to customers as of June 30, 2009.  These surcharge and interchange are returned to the customers on July 1, 2009.

The significant decrease in prepaid expense and deposit was caused by the monthly switching fee expense with ACI Worldwide Inc.

Westsphere's current liabilities consist of accounts payable of $837,127, indebtedness to related parties of $303,764, and current portion of loans payable of $50,966.

Accounts payable includes payables of $11,037 to suppliers for the purchase of ATM machines and POS machines, $502,303 is payable for the return of surcharge and interchange, accounting and legal payables in the amount of $115,492, telephone expenses in the amount of $60,973, switching fee of $21,829, vacation payable in the amount of $13,181, travel expenses in the amount of $26,332, repairs and maintenance in the amount of $21,689, $8,651 is payable for the return of vault cash, and $55,640 due for consulting services, office expenses and various other general fees and charges.

Indebtedness to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $58,061, a loan advanced from Westsphere’s President in the amount of $75,062, a loan advanced from Westsphere’s President to support the switch development project in the amount of $61,447, a loan advance from Westsphere’s officer and director of $23,121, and a loan advance from Westsphere’s vice president bearing interest at 12% per annum in the amount of $86,073.

Westsphere’s subsidiary Vencash entered into two loan agreements with its major ATM supplier in July of 2006.  The first loan agreement of $181,153 ($188,080 CDN) bearing interest at 6% per annum requires blended monthly payments of principal and interest of $4,452 to March 2009.  As of June 30, 2009, the balance is negative $10,150 ($11,734 CDN).  The second loan agreement of $40,698 (42,254 CDN), bearing interest at 18% per annum, requires blended monthly payments of principal and interest of $1,226 to July 2011; with a final payment of $90 in August 2011.  As of June 30, 2009, the balance is $20,859 ($24,113 CDN).  These loans are reflected in the accompanying consolidated balance sheet as current portion of loans.

In May 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $852 ($869 CDN) to May 2012; with a final payment of $90 in May 2012.  As of June 30, 2009, the balance is $19,905 ($23,010 CDN). This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

In June 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $852 ($869 CDN) to June 2012; with a final payment of $90 in June 2012.  As of September 30, 2008, the balance is $20,352 ($23,527 CDN). This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

Long term liabilities as at June 30, 2009 consisted of a shareholder loan totaling $457,546, and loans payable, less current portion of $199,827.

Westsphere’s shareholder loans related to a shareholder of $43,253 has an interest rate of 9% per annum with no specific terms of repayment.  The remaining balance of shareholder loans are from Westsphere’s directors total $414,293 with no specific terms of repayment.  Loan advanced from Westsphere’s directors are to support Westsphere’s consolidated operations.

In September 2007, Westsphere’s subsidiary Vencash entered into a loan agreement totaling $86,505 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $856 ($1,000 CDN) to September 2008 with an automatic extension for a further 6 month term.  The principle is to be repaid in a maximum of 18 months.  The purpose of the loan is to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers’ ATM equipment and site locations. As of June 30, 2009, the balance is $86,505 ($100,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

On November 5, 2007, Westsphere’s subsidiary Westsphere Systems Inc. raised $113,322 ($131,000 CDN) through a loan agreement with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,121 ($1,310 CDN) to October 2009, with an automatic extension for a further 12 month term. As of June 30, 2009, the balance is $113,322 ($131,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

Shareholders' equity as of June 30, 2009 was negative $680,094; inclusive of an accumulated loss from operations of $2,786,575, as compared to shareholders equity of negative $2,188,676 as of the same date from the previous year. Total issued and outstanding share capital as of the six (6) months ending June 30, 2009 was 591,726 common shares and 1,417,118 preferred shares as compared to a total of 591,726 common shares and 1,417,118 preferred shares as of December 31, 2008.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2009, the Company had negative working capital of $334,121 and Stockholders' Equity of negative $680,094 compared with negative working capital of $757,706 and Stockholders' Equity of negative $459,859 as of December 31, 2008.  The Company’s working capital has increased principally as a result of a significant increase in cash of $288,204, an increase in accounts receivable of $48,116, an increase in inventory of $38,444, a decrease in net liabilities of discontinued operations of $295,622, a decrease in accounts payable related parties of $173,144, and a decrease in the current portion of loans of $34,696.  The increases in working capital are partially offset against a decrease in prepaid expense and deposit of $51,130 and an increase in accounts payable of $403,067.

The increase in accounts payable is mainly due to the switch operations which was launched in January 2009 and commence rollover of ATMs to process all transactions.

The decrease in accounts payable to related parties is due to the loan advanced from Westsphere’s directors are reclassified under shareholder loans.

Stockholders' Equity decreased as a result of a net loss for the six (6) months ended June 30, 2009 of $770,181, the adjustment to disposition of Trac’s investment of $584,275, and a decrease in accumulated other comprehensive income of $34,329.

The Company’s consolidated operations to the use of net cash in the amount of negative $660,683, compared to the use of net cash in the amount of $118,196 during the same period from the previous year. This decrease in the use of net cash flow from operations was the result of the net liabilities of discontinued operations in other non-cash transactions of $295,622, an increase in net loss of $531,306, an increase in accounts receivable of 114,865, and an increase in inventory of $18,351.  The increase in the use of net cash is partially offset against a decrease in prepaid expenses and other of $52,931, and an increase in accounts payable and accrued liabilities of $144,123.

Investing activities during the six (6) month period resulted in the use of net cash of $452,011, which was caused by the purchase of equipment of $1,050, a disposal of investment in POS component of $443,549, and a collection of loan receivable of $9,512.

Financing activities during the six (6) month period resulted in the provided of net cash of $386,623, which was caused by the proceeds from loans of $421,319, and partially offset against the repayment of debt of $34,696.

Liquidity

Westsphere and its subsidiaries currently did not generate sufficient revenues to meet overhead needs.  This is due to Westsphere switch operations which was launched in January 2009 and commence rollover of ATMs to process all transactions.  The switch operations currently did not generate sufficient revenue to cover it expenses.  Westsphere believes that until the rollover of ATMs is completed, the switch operations will generate sufficient revenues to meet it overhead needs.  This is due to Westsphere will process all transactions through its association with ACI thereby eliminating the costs, restrictions, and potential risks of relying on third party processors.  Westsphere expects the rollover of ATMs to be completed by the end of this year.

In addition, Westsphere continues experiencing a steady decrease in gross profit; specifically in the residual and interchange income.  Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases.  However, no assurance can be given that the Company will be successful in raising additional capital.

Westsphere believes that the Corporations subsidiaries upon restructuring, reorganization and consolidation combined with continued investment from related parties and outside investors will continue to produce sufficient ongoing funding to meet its current and future financial requirements.  The completion of the reorganization and restructuring is expecting to be completed by the end of third quarter this year.

In order to meet its growth plan, Westsphere will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. Westsphere believes that it will continue as a going concern with the present revenues from its subsidiary Westsphere Systems Inc. and loan advanced by the related parties but it would be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Westsphere Systems Inc.

As mentioned above, Westsphere believes that its subsidiary Westsphere Systems Inc. will generates sufficient ongoing revenues once the rollover of ATMs is completed and loan advanced by the related parties to ensure that Westsphere is a going concern.

Capital Resources

The primary capital resource of Westsphere is the operations of Westsphere Systems Inc., its wholly owned subsidiary.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009 (the “Evaluation Date”).

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

August 14, 2009

By:   /s/ Kim Law

Name:  Kim Law

Title:

Principal Financial Officer and Accounting Officer

Date:

August 14, 2009

Endnotes

3