Form 10-Q/A
period 2009-08-18
WESTSPHERE ASSET CORPORATION, INC
filed 2009-08-18
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note on Amendment

This Amendment corrects certain statements contained in the original filing in Item 2.  Management’s Discussion and Analysis; Item 4. Controls and Procedures; and Item 3. Financial Statements, adding a new Note 3 and amending Note 8.

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

Note 3 – Reclassifications

Certain amounts have been reclassified in 2008 to conform with 2009 presentation.

Note 4 - Accounts Receivable

Accounts receivable consist of amounts due from customers.  The Company considers accounts more than 180 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance.

Note 5 – Inventory

Inventory consists primarily of cash vending and POS machines, which are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Note 6 – Deferred Costs

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

Note 7 – Related Party

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

Note 8 – Discontinued Operations

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

Results for discontinued operations were as follows:

	6 Months Ended June 2009	6 Months Ended June 2008	3 Months Ended June 2009	3 Months Ended June 2008
Loss on dispositions	$(443,549)	$ -	$(443,549)	$ -
Loss from operations of POS component	(12,676)	(20,814)	-	(5,147)
Loss from discontinued operations	$(456,225)	$(20,814)	$(443,549)	$(5,147)

Summarized financial information for discontinued operations is as follows:

	6 Months Ended June 2009	6 Months Ended June 2008	3 Months Ended June 2009	3 Months Ended June 2008
Revenue	$63,806	$145,445	$ -	$83,478
Cost of sales	(30,534)	(39,179)	-	(24,796)
Operating expenses	(45,948)	(127,080)	-	(63,829)
Other income (expense)	-	-	-	-
Net loss before income taxes	(12,676)	(20,814)	-	(5,147)
Provision for income taxes	-	-	-	-
Net loss from operations	$(12,676)	$(20,814)	$ -	$(5,147)

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

Active = with business activity
Inactive = no business activity

Plan of Operations

Results of Operations – Three Month Period

During the three (3) month period of operations ending June 30, 2009, Westsphere and its subsidiaries generated a net loss of $616,991, while a net loss of $121,201 was realized for the same period from the previous year.  The increase in net loss of $495,790 over the same period from the previous year was caused by the loss on the disposal of POS component, net of tax of $443,549, a decrease in residual and interchanges income of $175,912, and an increase in other cost of sales of $112,063.  The increase in net loss are partially offset against an increase in other revenue of $26,994, a decrease in residual and interchanges cost of sales of $113,152, a decrease in salaries and benefits of $67,943, and a decrease in interest expense of $16,848 over the same period from the previous year.

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

Results of Operations - Six Month Period

During the six (6) month period of operations ending June 30, 2009, Westsphere and its subsidiaries generated a net loss of $770,181, while a net loss of $238,875 was realized for the same period from the previous year.  The increase in net loss for the six (6) month period of $531,306 over the same period from the previous year was caused by the loss on the disposal of POS component, net of tax of $443,549, a decrease in residual and interchanges income of $408,323, and an increase in other cost of sales of $104,813.  The increase in net loss are partially offset against an increase in other revenue of $18,710, a decrease in residual and interchanges cost of sales of $221,308, a decrease in salaries and benefits of $140,915, a decrease in other expenses of $23,026, a decrease in interest expense of $22,192 over the same period from the previous year.

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

Stockholders' Equity decreased as a result of a net loss for the six (6) months ended June 30, 2009 of $770,181, the adjustment to disposition of Trac’s investment of $584,275, and the adjustment in accumulated other comprehensive income of $34,329.

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

Based on such evaluation, Messrs. Mac Donald and Law have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are not effective due to the Company having filed an 8K of June 30, 2009 and July 27, 2009 in error in that the 8-K was filed under an incorrect Item number.  We corrected the error by amending the 8K on August 14, 2009.

There were no significant changes in internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

August 18, 2009

By:   /s/ Kim Law

Name:  Kim Law

Title:

Principal Financial Officer and Accounting Officer

Date:

August 18, 2009

Endnotes

3