Form 10-Q
period 2009-09-30
WESTSPHERE ASSET CORPORATION, INC
filed 2009-11-16
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commissions file number 0-32051

WESTSPHERE ASSET CORPORATION, INC.
(Exact name of registrant as specified in its charter)

COLORADO	98-0233968
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#12, 3620 – 29th Street NE
Calgary, Alberta Canada T1Y 5Z8
Telephone (403) 290-0264
(Issuer's telephone number)

NOT APPLICABLE
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	Smaller reporting company ☒

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 9, 2009, there were 591,726 outstanding shares of the Registrant's Common Stock, no par value and 1,417,118 shares of Preferred Stock, no par value.

WESTSPHERE ASSET CORPORATION, INC.

INDEX TO THE FORM 10-Q

For the quarterly period ended September 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTSPHERE ASSET CORPORATION, INC.
Condensed Consolidated Balance Sheet

ASSETS	September 30, 2009 (Unaudited)	December 31, 2008 (Restated)
CURRENT ASSETS
Cash	$589,536	$69,280
Accounts receivable net of allowance for doubtful accounts of $178,696 and $157,640, respectively	395,503	241,975
Accounts receivable – related parties	5,002	5,416
Inventory	213,160	162,192
Prepaid expense and deposit	4,847	55,683
Total current assets	1,208,048	534,546

Property and equipment, net of depreciation	172,280	204,476
Note receivable	—	9,512
Intangible Assets, net of amortization	120,868	146,769

Total assets	$1,501,196	$895,303

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,025,664	$434,060
Current portion of loans	59,774	85,662
Indebtedness to related parties	514,343	476,908
Net liabilities of discontinued operations	—	295,622
Total current liabilities	1,599,781	1,292,252

Shareholder loans	487,006	38,463
Loans payable, less current portion	212,693	24,447
Total liabilities	2,299,480	1,355,162

Minority interest in subsidiaries	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – authorized 75,000,000 shares, no par value, 1,417,118 shares issued and outstanding at September 30, 2009 and December 31, 2008	1,400,855	1,400,855
Common stock - authorized 75,000,000 shares, no par value; 591,726 shares issued and outstanding at September 30, 2009 and December 31, 2008	558,824	558,824
Accumulated other comprehensive income	103,983	181,131
Accumulated deficit	(2,861,946)	(2,600,669)
Total stockholders’ equity (Deficit)	(798,284)	(459,859)

Total liabilities and stockholders’ equity (Deficit)	$1,501,196	895,303

See accompanying notes to the condensed consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.
Condensed Consolidated Statements of Operations
For the Nine Months Ended September 30,
(Unaudited)

	2009	2008 (Restated)
Revenue -
Equipment and supplies	$24,076	$45,229
Residual and interchange income	2,395,601	2,721,484
Other	153,005	50,629
Total revenue	2,572,682	2,817,342

Cost of sales -
Equipment and supplies	21,637	44,459
Residual and interchange costs	1,627,847	1,757,129
Commissions	2,011	8,310
Other	316,510	99,204
Total cost of sales	1,968,005	1,909,102

Gross profit	604,677	908,240

Operating expenses -
Depreciation and amortization	74,159	74,815
Consulting fees	110,944	125,504
Legal and accounting fees	11,430	(17,924)
Salaries and benefits	390,905	559,127
Travel, delivery and vehicle expenses	88,551	96,120
Other	266,039	320,223
Total operating expenses	942,028	1,157,865

(-Loss-) from operations	(337,351)	(249,625)

Other income (expense) -
Interest income	430	2,136
Interest expense	(52,406)	(80,434)
Net (-loss-) before income taxes	(389,327)	(327,923)

Provision for income taxes	—	—

Net (-loss-) from continuing operations	$(389,327)	$(327,923)

Discontinued operations
Loss from operations of POS component, net of tax	(12,676)	(32,709)
Loss on the disposal of POS component, net of tax	(443,549)	—

Net (-loss-)	$(845,552)	$(360,632)

Per-Share Amounts Loss from continuing operations	$(0.65)	$(0.55)
Loss from discontinued operations	(0.77)	(0.05)
Basic and diluted net (-loss-) per common share	$(1.42)	$(0.60)
Weighted average number of shares outstanding	591,726	592,701

Other comprehensive income (loss) -
Net (-loss-)	$(845,552)	$(360,632)
Foreign currency translation adjustment	(77,148)	(1,941)
Total comprehensive (-loss-)	$(922,700)	$(362,573)

See accompanying notes to the condensed consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.
Condensed Consolidated Statements of Operations
For the three Months Ended September 30,
(Unaudited)
	2009	2008 (Restated)
Revenue -
Equipment and supplies	$4,451	$18,115
Residual and interchange income	992,612	910,173
Other	99,053	15,387
Total revenue	1,096,116	943,675

Cost of sales -
Equipment and supplies	4,200	15,596
Residual and interchange costs	690,594	598,568
Commissions	—	—
Other	140,531	28,038
Total cost of sales	835,325	642,202

Gross profit	260,791	301,473

Operating expenses -
Depreciation and amortization	37,120	25,445
Consulting fees	21,002	41,754
Legal and accounting fees	8,280	(201)
Salaries and benefits	142,425	169,731
Travel, delivery and vehicle expenses	32,174	42,428
Other	76,226	107,911
Total operating expenses	317,227	387,068

(-Loss-) from operations	(56,436)	(85,595)

Other income (expense) -
Interest income	9	513
Interest expense	(18,944)	(24,780)

Net (-loss-) before income taxes	(75,371)	(109,862)

Provision for income taxes	—	—
Net (-loss-) from continuing operations	$(75,371)	$(109,862)

Discontinued operations
Loss from operations of POS component, net of tax	—	(11,895)
Loss on the disposal of POS component, net of tax	—	—

Net (-loss-)	$(75,371)	$(121,757)

Per-Share Amounts Loss from continuing operations	$(0.12)	$(0.18)
Loss from discontinued operations	—	(0.02)
Basic and diluted net (-loss-) per common share	$(0.12)	$(0.20)
Weighted average number of shares outstanding	591,726	592,785

Other comprehensive income (loss) -
Net (-loss-)	$(75,371)	$(121,757)
Foreign currency translation adjustment	(42,819)	1,869
Total comprehensive (-loss-)	$(118,190)	$(119,888)

See accompanying notes to the condensed consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(Unaudited)

					Foreign
					Currency
	Preferred Stock		Common Stock		Translation	Accumulated
	Shares	Amount	Shares	Amount	Adjustment	(Deficit)	Total
Balance, December 31, 2008	1,417,118	$1,400,855	591,726	$558,824	$181,131	$(2,600,669)	$(459,859)
Net loss for the nine months ended September 30, 2009	—	—	—	—	(77,148)	(845,552)	(922,700)
Disposition of Trac’s Equity						584,275	584,275

Balance, September 30, 2009	1,417,118	$1,400,855	591,726	$558,824	$103,983	$(2,861,946)	$(798,284)

See accompanying notes to the condensed consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.
Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net (loss) from operations	$(845,552)	$(360,632)
Reconciling adjustments -
Depreciation and amortization	74,159	79,978
Other non-cash transactions	(295,622)	—
Changes in operating assets and liabilities
Accounts receivable	(153,114)	110,306
Inventory	(50,968)	3,577
Prepaid expenses and other	50,836	(14,433)
Accounts payable and accrued liabilities	629,039	15,448
Net cash (used for) provided by operations	(591,222)	(165,756)

Cash flows from investing activities:
Purchase of equipment	(11,689)	(96,506)
Disposal of equipment	3,453	33,321
Disposal of investment in POS component	443,549	—
Collections of loans receivable	9,512	(2,751)
Net cash (used for) provided by investing activities	444,825	(65,936)

Cash flows from financing activities:
Proceeds from loans	664,057	313,859
Repayments of loans	(53,155)	(108,479)
Net cash provided by financing activities	610,902	205,380

Foreign currency translation adjustment	55,751	22,155
Net change in cash and cash equivalents	520,256	(4,157)
Cash at beginning of period	69,280	211,710
Cash at end of period	$589,536	$207,553

Supplemental disclosure of cash flow information:
Cash paid for interest	$45,899	$19,723
Cash paid for income taxes	$—	$—

See accompanying notes to the condensed consolidated financial statements

WESTSPHERE ASSET CORPORATION, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2009 and 2008
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

Note 2 – Recent Accounting Pronouncements

FASB Codification 9/15/2009 Topic 260 (ASC 260)– ASC 260 superseded FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, Which was issued in June 2008. ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260.  ASC 260 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the potential effect of adoption of the ASC 260 on its financial statements.

In May 2008, the FASB issued Standard, The Hierarchy of Generally Accepted Accounting Principles.  The standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The Hierarchy of Generally Accepted Accounting Principles will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not anticipate the any material impact on its financial statements.

FASB Codification 9/15/2009 Topic 350 (ASC 350) – ASC 350 superseded FASB Staff Position No. 142-3 (“FSP No. 142-3”), Determination of the Useful Life of Intangible Assets, which was issued in April 2008. ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company is currently assessing the potential effect of the adoption of ASC 350 on its financial statements.

FASB Codification 9/15/2009 Topic 815 (ASC 815)– ASC 815 superseded the FASB Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities, which was issued in March 2008, SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company believes that the adoption of ASC 815 will not have a material impact on its financial statements.

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

Note 7 – Related Party

The following table summarizes the Company’s accounts receivable - related party transactions as at September 30, 2009:

Revenue	Amount
Sales of ATM parts and accessories to: Directors’ 100% owned company	$2,443
Shareholder loan from:
49% shareholder’s of Personal Financial Solution The shareholder loan is payable on demand.	2,559
Total	$5,002

The Company expensed $22,098 ($24,000 CDN) during the third quarter of 2009 for consulting and management services to an affiliated company that is controlled by the Company’s president.

The following table summarizes the Company’s indebtedness to related party transactions as at September 30, 2009:

Payable to:	Amount
A loan advanced from Westsphere's Directors' to support the switch development project	$28,930
Officers’ and Directors’ bonuses payable carried forward from year 2002	61,799
Deposits advanced from Westsphere’s President to support the switch development project	114,678
A loan advanced from Westsphere’s President for working capital.	63,409
Vault cash from Westsphere’s vice President to be returned on October 1.	147,320
A loan advanced from Westsphere’s vice President for working capital.	6,592
A loan advance from Westsphere’s vice president bearing interest at 12% per annum, blended monthly payment of interest only for working capital.	91,615
Total	$514,343

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

At this time the assets of TRAC are with the court appointed receiver and control of TRAC by Westsphere ended on May 5, 2009.  No financial reporting for the 2nd and 3rd quarter.

Results for discontinued operations were as follows:

	9 Months Ended September 2009	9 Months Ended September 2008	3 Months Ended September 2009	3 Months Ended September 2008
Loss on dispositions	$(443,549)	$ -	$ -	$ -
Loss from operations of POS component	(12,676)	(32,709)	-	(11,895)
Loss from discontinued operations	$(456,225)	$(32,709)	$ -	$(11,895)

Summarized financial information for discontinued operations is as follows:

	9 Months Ended September 2009	9 Months Ended September 2008	3 Months Ended September 2009	3 Months Ended September 2008
Revenue	$63,806	$204,991	$-	$59,546
Cost of sales	(30,534)	(54,138)	-	(14,959)
Operating expenses	(45,948)	(183,562)	-	(56,482)
Other income (expense)	-	-	-	-
Net loss before income taxes	(12,676)	(32,709)	-	(11,895)
Provision for income taxes	-	-	-	-
Net loss from operations	$(12,676)	$(32,709)	$-	$(11,895)

The net liabilities of discontinued operations, which are included on the consolidated Balance Sheet, consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Cash	$-	$18,600
Accounts receivable	-	6,918
Prepaid expense and deposit	-	724
Property held for sale	-	50,091
Total assets	-	76,333
Current liabilities	-	40,584
Long-term debt	-	331,371
Total liabilities	-	371,955
Net liabilities of discontinued operations	$-	$295,622

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – September 30, 2009

Plan of Operations

Results of Operations – Three Month Period

During the three (3) month period of operations ending September 30, 2009, Westsphere and its subsidiaries generated a net loss of $75,371, while a net loss of $121,757 was realized for the same period from the previous year.  The decrease in net loss of $46,386 over the same period from the previous year was caused by the loss on the disposal of POS component, net of tax of $11,895, a decrease in consulting fees of $20,752, a decrease in salaries and benefits of $27,306, a decrease in travel, delivery and vehicle expenses of $10,254, a decrease in other expenses of $31,685, and a decrease in interest expense of $5,836.  The decrease in net loss was partially offset against a decrease in gross profit of $40,682 and an increase in depreciation and amortization of $11,675 over the same period from the previous year.

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

The assets of TRAC are with the court appointed receiver and control of TRAC by Westsphere ended on May 5, 2009.  No financial reporting for the 2nd and 3rd quarter.  Westsphere has been notified of the first meeting of the creditors scheduled for August 27, 2009 at which time Westsphere Director Robert L. Robins name will be presented to act as an Inspector under the bankruptcy.  On September 16, 2009 Westsphere has been notified by the appointed receiver of the offering for sale in a sealed, tender bid process, the assets of TRAC.  The offers will be accepted until October 9, 2009.  TRAC’s assets is sold and all the proceed uses to repaid the first secured creditor.

The decrease in consulting fees was mainly caused by an elimination of consulting fees to Vice President and other subcontractors.

The decrease in salaries and benefits was primarily due to the deletion of three positions during the year 2008:  Sale manager, and two junior accountants.

The decrease in other expenses was primarily caused by the decrease in rent.  The decrease in rent was primarily due to Westsphere moved to the new premise during the second quarter and paid lower rent.

The decrease in gross profit was mainly caused by the increase in other cost of sales of $112,493.  The decrease in gross profit was partially offset against the increase in other revenue of $83,666.

The increase in other cost of sales was related to the switch operations.  Westsphere has officially launched its switch in January 2009 and commence rollover of ATMs to process all transactions through its association with ACI.  As of November 9, 2009, 555 ATM’s were under Westsphere Systems processing.

The significant increase in other revenue was caused by the overpayment from the finance/lease program to the major ATM supplier.  This is due to changes within the organization of a major ATM supplier where they mistakenly continued to charge on ATMs that are already paid in full.

The decrease in interest expense was due to the pay down of the balance owed to the loans payable during the year.

Results of Operations - Nine Month Period

During the nine (9) month period of operations ending September 30, 2009, Westsphere and its subsidiaries generated a net loss of $845,552, while a net loss of $360,632 was realized for the same period from the previous year.  The increase in net loss for the nine (9) month period of $484,920 over the same period from the previous year was caused by the loss on the disposal of POS component, net of tax of $443,549, a decrease in residual and interchanges income of $325,883, and an increase in other cost of sales of $217,306.  The increase in net loss are partially offset against an increase in other revenue of $102,376, a decrease in residual and interchanges cost of sales of $129,282, a decrease in consulting fees of $14,560, a decrease in salaries and benefits of $168,222, a decrease in travel, delivery and vehicle expenses of $7,569, a decrease in other expenses of $54,184, a decrease in the loss from operations of POS component, net of tax of $20,033 and a decrease in interest expense of $28,028 over the same period from the previous year.

As mentioned above, Westsphere’s majority controlled subsidiary TRAC was served with a Notice of Intention to Enforce a Security Form 86 (Rule 124) which is basically a notice to place TRAC into receivership by the trustees of the estate of June Barr.  The assets of TRAC are with the court appointed receiver and control of TRAC by Westsphere ended on May 5, 2009.  No financial reporting for the 2nd and 3rd quarter.  On September 16, 2009 Westsphere has been notified by the appointed receiver of the offering for sale in a sealed, tender bid process, the assets of TRAC.  The offers will be accepted until October 9, 2009.  Thereafter, TRAC’s assets is sold and all the proceed uses to repaid the first secured creditor.

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

The increase in other cost of sales for the nine (9) month period was related to the switch operations.  Westsphere has officially launched its switch in January 2009 and commence rollover of ATMs to process all transactions through its association with ACI.  As of November 9, 2009, 555 ATM’s were under Westsphere Systems processing.

The significant increase in other revenue for the nine (9) month period was caused by the overpayment from the finance/lease program to the major ATM supplier.  This is due to changes within the organization of a major ATM supplier where they mistakenly continued to charge on ATMs that are already paid in full.

The decrease in consulting fees for the nine (9) month period was mainly caused by an elimination of consulting fees to Vice President and other subcontractors.

The decrease in salaries and benefits for the nine (9) month period was primarily due to the deletion of three positions during the year 2008:  Sale manager, and two junior accountants.

The decrease in travel, delivery and vehicle expenses for the nine (9) month period was caused by a decrease in number of placement of ATMs in the marketplace.  The decrease in the number of placements was due to Westsphere’s subsidiary Vencash no longer having the finance/lease program available offered by an ATM supplier to place more ATMs in the market place at a lower cost.  This is due to changes within the organization of a major Vencash ATM supplier, equipment and supply agreements along with related transaction processing agreements signed in the latter part of year 2006 that are presently in dispute.

The decrease in other expenses for the nine (9) month period was primarily caused by the decrease in bad debt expense of $9,879 and a decrease in rent.  The decrease in rent was primarily due to Westsphere moved to the new premise during the second quarter and paid lower rent.

The decrease in interest expense for the nine (9) month period was due to the pay down of the balance owed to the loans payable during the year.

To this date, 733 ATM sites are being processed between three switches.

As a result of restructured, reorganized, and consolidation of all its operations as a whole in order to save costs, Westsphere has decided to commence to transfer of 100% of the issued and outstanding shares held in its wholly owned subsidiaries E-Debit International Inc., Cash Direct Financial Services Ltd, Vencash Capital Corporation, and Westsphere Capital Group Ltd. to Westsphere wholly owned subsidiary Westsphere Systems Inc.  This plan has been extended to be completed by the end of this year.

On or before the 31st of August 2009 the Corporation will have completed the consolidation of all of its wholly owned business operations of Vencash Capital Corporation, Westsphere Capital Group Ltd. and E-Debit International Inc. within its wholly owned Westsphere Systems Inc.   Subsequently Westsphere Systems Inc. will become a wholly owned subsidiary of Westsphere Systems (US) Inc. a wholly owned subsidiary of the Corporation.  This plan has been extended to be completed by the end of this year.

On or before the 1st of September 2009 the Corporation will complete the distribution of 100% of the issued and outstanding shares of Westsphere Systems (US) Inc. to the Corporation’s Shareholders of Record on April 5, 2009 as a dividend, in a pro-rata manner related to each and all classes of shares of Westsphere Asset Corporation, Inc. This plan is under review by the company and has been extended to be completed by the end of this year.

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

On October 28, 2009, Westsphere’s board of directors has withdrawn and terminated ongoing efforts to purchase the assets of Yaletown Capital Corporation as well as related negotiations related to the Yaletown asset purchase.  The decisions are based on the discussions and review with the management of Yaletown Capital Corporation as well as advice from Westphere’s legal and financial advisors the Board believes that the Yaletown asset purchase is not in the best interests of Westsphere at this time.

Changes in Financial Position

During the nine (9) month period ending September 30, 2009, total assets increased from $895,303 to $1,501,196 primarily due to the increased in cash of 520,256, and the increased in accounts receivable of $153,528.  The increased in total assets is partially offset against a decrease in prepaid expense and deposit of $50,836 and a collection of note receivable of $9,512.

The significant increase in cash was mainly caused by the surcharge and interchange settlement owed to customers as of September 30, 2009.  These surcharge and interchange are returned to the customers on October 1, 2009.

The significant decrease in prepaid expense and deposit was caused by the monthly switching fee expense with ACI Worldwide Inc.

Westsphere's current liabilities consist of accounts payable of $1,025,664, indebtedness to related parties of $514,343, and current portion of loans payable of $59,774.

Accounts payable includes payables of $10,497 to suppliers for the purchase of ATM machines and POS machines, $642,885 is payable for the return of surcharge and interchange, accounting and legal payables in the amount of $118,351, telephone expenses in the amount of $85,659, switching fee of $58,658, vacation payable in the amount of $10,094, travel expenses in the amount of $23,188, repairs and maintenance in the amount of $18,226, lease payable in the amount of $12,947, and $45,159 due for consulting services, office expenses and various other general fees and charges.

Indebtedness to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $61,799, a loan advanced from Westsphere’s President in the amount of $63,409, a loan advanced from Westsphere’s President to support the switch development project in the amount of $114,678, a loan advance from Westsphere’s officer and director of $35,522, a loan advance from Westsphere’s vice president bearing interest at 12% per annum in the amount of $91,615, and vault cash from Westsphere’s vice president to be returned on October 1 of $147,320.

Westsphere’s subsidiary Vencash entered into two loan agreements with its major ATM supplier in July of 2006.  The first loan agreement of $181,153 ($188,080 CDN) bearing interest at 6% per annum requires blended monthly payments of principal and interest of $4,452 to March 2009.  As of September 30, 2009, the balance is negative $105,927 ($115,044 CDN).  The second loan agreement of $40,698 (42,254 CDN), bearing interest at 18% per annum, requires blended monthly payments of principal and interest of $1,226 to July 2011; with a final payment of $90 in August 2011.  As of September 30, 2009, the balance is $19,840 ($21,548 CDN).  These loans are reflected in the accompanying consolidated balance sheet as current portion of loans.

In May 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $852 ($869 CDN) to May 2012; with a final payment of $90 in May 2012.  As of September 30, 2009, the balance is $19,718 ($21,415 CDN). This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

In June 2007, Westsphere’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $852 ($869 CDN) to June 2012; with a final payment of $90 in June 2012.  As of September 30, 2009, the balance is $20,216 ($21,956 CDN). This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

Long term liabilities as at September 30, 2009 consisted of a shareholder loan totaling $487,006, and loans payable, less current portion of $212,693.

Westsphere’s shareholder loans related to a shareholder of $46,038 has an interest rate of 9% per annum with no specific terms of repayment.  The remaining balance of shareholder loans are from Westsphere’s directors total $440,968 with no specific terms of repayment.  Loan advanced from Westsphere’s directors are to support Westsphere’s consolidated operations.

In September 2007, Westsphere’s subsidiary Vencash entered into a loan agreement totaling $92,075 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $856 ($1,000 CDN) to September 2008 with an automatic extension for a further 6 month term.  The principle is to be repaid in a maximum of 18 months.  The purpose of the loan is to supply vault cash to Westsphere’s wholly owned subsidiary Vencash’s customers’ ATM equipment and site locations. As of September 30, 2009, the balance is $92,075 ($100,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

On November 5, 2007, Westsphere’s subsidiary Westsphere Systems Inc. raised $120,618 ($131,000 CDN) through a loan agreement with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,121 ($1,310 CDN) to October 2009, with an automatic extension for a further 12 month term. As of September 30, 2009, the balance is $120,618 ($131,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

Shareholders' equity as of September 30, 2009 was negative $798,284; inclusive of an accumulated loss from operations of $2,861,946, as compared to shareholders equity of negative $459,859 as of the same date from the previous year. Total issued and outstanding share capital as of the nine (9) months ending September 30, 2009 was 591,726 common shares and 1,417,118 preferred shares as compared to a total of 591,726 common shares and 1,417,118 preferred shares as of December 31, 2008.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2009, the Company had negative working capital of $391,733 and Stockholders' Equity of negative $798,284 compared with negative working capital of $757,706 and Stockholders' Equity of negative $459,859 as of December 31, 2008.  The Company’s working capital has increased principally as a result of a significant increase in cash of $520,256, an increase in accounts receivable of $153,528, an increase in inventory of $50,968, a decrease in net liabilities of discontinued operations of $295,622, and a decrease in the current portion of loans of $25,888.  The increases in working capital are partially offset against a decrease in prepaid expense and deposit of $50,836, an increase in accounts payable of $591,604, and an increase in indebtedness to related parties of $37,435.

The increase in accounts payable is mainly due to the switch operations which was launched in January 2009 and commence rollover of ATMs to process all transactions.

Stockholders' Equity decreased as a result of a net loss for the nine (9) months ended September 30, 2009 of $845,552, the adjustment to disposition of Trac’s investment of $584,275, and the adjustment in accumulated other comprehensive income of $77,148.

The Company’s consolidated operations to the use of net cash in the amount of negative $591,222, compared to the use of net cash in the amount of $165,756 during the same period from the previous year. This decrease in the use of net cash flow from operations was the result of the net liabilities of discontinued operations in other non-cash transactions of $295,622, an increase in net loss of $484,920, an increase in accounts receivable of 263,420, and an increase in inventory of $54,545.  The increase in the use of net cash is partially offset against a decrease in prepaid expenses and other of $65,269, and an increase in accounts payable and accrued liabilities of $613,591.

Investing activities during the nine (9) month period resulted in the use of net cash of $444,825, which was caused by the purchase of equipment of $11,689, a disposal of equipment of $3,453, a disposal of investment in POS component of $443,549, and a collection of loan receivable of $9,512.

Financing activities during the nine (9) month period resulted in the provided of net cash of $610,902, which was caused by the proceeds from loans of $664,057, and partially offset against the repayment of debt of $53,155.

Liquidity

Westsphere and its subsidiaries currently did not generate sufficient revenues to meet overhead needs.  This is due to Westsphere switch operations which was launched in January 2009 and commence rollover of ATMs to process all transactions.  The switch operations currently did not generate sufficient revenue to cover it expenses.  Westsphere believes that until the rollover of ATMs is completed, the switch operations will generate sufficient revenues to meet it overhead needs.  This is due to Westsphere will process all transactions through its association with ACI thereby eliminating the costs, restrictions, and potential risks of relying on third party processors.  Westsphere expects the rollover of ATMs to be completed by the end of this year.  As of November 9, 2009, 555 ATM’s or 76% were under Westsphere Systems processing.

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

Westsphere believes that the Corporations subsidiaries upon restructuring, reorganization and consolidation combined with continued investment from related parties and outside investors will continue to produce sufficient ongoing funding to meet its current and future financial requirements.  The completion of the reorganization and restructuring is expecting to be completed by the end of this year.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009 (the “Evaluation Date”).

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
Date:    November 16, 2009

By:   /s/ Kim Law
Name:  Kim Law
Title:    Principal Financial Officer and Accounting Officer
Date:   November 16, 2009