Form 10-K
period 2009-12-31
E-Debit Global Corp.
filed 2010-04-15
CIK 1129120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:   0-32501

E-DEBIT GLOBAL CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	98-0233968
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#12, 3620 – 29th Street NE Calgary Alberta Canada	T1Y 5Z8
(Address of principal executive offices)	(Zip Code)

(403) 290 0264
Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☐ No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer             ☐                                     Accelerated filer     ☐

Non-accelerated filer               ☐                                     Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes ☐   No   ☒

The aggregate market value of the Common Stock of E-Debit Global Corporation held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter: (2,897,047 shares) based on the closing price of the common stock of $202,793.

As of April 06, 2010 there were 4,973,054 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

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

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	31

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General Description and Development of Business

Unless otherwise noted, all dollar references are in U.S. Dollars.

On July 21, 1998, Westsphere Asset Corporation, Inc., a Colorado corporation, was incorporated under the laws of the State of Colorado, under the name of Newslink Networks TDS, Inc. On April 23, 1999, the Corporation changed its name to “Westsphere Asset Corporation, Inc.” and on xxx changed its name to "E-Debit Global International Corporation" referred to herein as "E-Debit", “Westsphere”, “the Corporation” “we” and “our”.

Since 2000, the Corporation has focused on the “non-conventional financial services industry” and has sought opportunities available to it through acquisitions of equity positions within operating corporations or the establishment of wholly owned subsidiary companies that could assist in the asset growth of the Corporation.

“Non-Conventional Financial Services Business” is described as business related activities which would be normally associated in Canada with a registered chartered bank or bank affiliated financial institution but is privately owned and operated and not affiliated with a Canadian Chartered Bank.

Westsphere has no ongoing business operations other than acting as a holding corporation.

On April 02, 2010, the Corporation changed its name to “E-Debit Global Corporation.”  E-Debit Global Corporation is referred to herein as “E-Debit”, “the Corporation” “we” and “our”.

General Description and Development of Subsidiary Corporation Business

Vencash Capital Corporation - Vencash Financial Corporation

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

While the business operations of Vencash Capital were wound down during the consolidation and integration of the ATM operations on May 1, 2009, into Westsphere Systems Inc., Vencash Capital’s corporate entity was maintained in order to secure and protect the “Vencash” brand name.  This includes the maintenance of Vencash Capitals wholly owned subsidiary, Vencash Financial Corporation ("Vencash Financial"), as a federal corporation under the laws of Canada, in order to secure and protect the "Vencash" name in all Provincial jurisdictions in Canada.  Vencash Financial conducts no actual business activities.

(See "Business of Westsphere Systems Inc.")

Westsphere Systems Inc.

On May 16, 2000, Westsphere Systems Inc. (“Westsphere Systems”) was incorporated under the laws of the Province of Alberta. In January 2002, Westsphere Systems began business in the area of hosting web-sites, leasing server space and network services.

On January 7, 2009 the Board of Directors after reviewing the Corporations business operations at the Annual General Meeting of the Shareholders on December 6, 2008 approved the sale and transfer of the 100% of the issued and outstanding shares of E-Debit International to the Corporation’s wholly owned subsidiary Westsphere Systems Inc. also at this time the Board approved the consolidation of its wholly owned subsidiary Vencash Capital Corporation’s processing and business operations with the assignment of ATM related processing agreements and ATM assets under a purchase and sale agreement to be offset against receivables and payables to Westsphere System.

(See "Business of Westsphere Systems Inc.")

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

On January 7, 2009 the Board of Directors after reviewing the Corporations business operations at the Annual General Meeting of the Shareholders on December 6, 2008 approved the sale and transfer of the 100% of the issued and outstanding shares of E-Debit International to the Corporation’s wholly owned subsidiary Westsphere Systems Inc.

(See "Business of E-Debit International Inc.")

TRAC POS Processing Inc.

TRAC POS Processing Inc. (“TRAC”) was an Alberta registered corporation with its principal offices located in Calgary, Alberta.  TRAC is a distributor and financial processor of POS terminals.  We owned a one percent (1%) interest in TRAC upon its incorporation on May 16, 2000.

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

TRAC business related to the sale and processing of Point of Sale Equipment which ran at a continual loss historically will have no impact on Westsphere’s continuing operations and the Corporation as secured creditor did not receive any distribution from the sale of TRAC’s assets under the receivership sale.

Cash Direct Financial Services Inc.

On July 17, 2003, Cash Direct Financial Services Inc. (“Cash Direct”) was incorporated under the laws of the Province of Alberta.  Cash Direct was incorporated to develop a “bricks and mortar” expansion to our business of “non-conventional banking” operations branded “Personal Financial $olutions”. (See "General Description and Development of Business" below.).

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

Our Business

Our principal place of business and executive offices are located at #12, 3620 – 29th Street N.E., Calgary, Alberta, Canada
T1Y 5Z8.  Our agent for service of process is located at 18 Mountain Laurel Drive, Littleton, Colorado 80127, United States of America.  We provide operational and administrative support as well as financial services and related packages to our subsidiaries through our wholly-owned subsidiary Westsphere Capital, and currently conduct our business operations through our wholly-owned subsidiaries. (See "General Description and Development of Business" below.).

a.	Business of Westsphere Systems Inc.

On January 7, 2009 the Board of Directors after reviewing the Corporations business operations at the Annual General Meeting of the Shareholders on December 6, 2008 approved the sale and transfer of the 100% of the issued and outstanding shares of E-Debit International to the Corporation’s wholly owned subsidiary Westsphere Systems Inc. also at this time the Board approved the consolidation of its wholly owned subsidiary Vencash Capital Corporation’s business operations with the assignment of ATM related processing agreements and ATM assets under a purchase and sale agreement to be offset against receivables and payables to Westsphere System made effective on May 1, 2009.

Westsphere Systems currently provides transaction processing to the majority of our ATM estate through its participation within the Canadian INTERAC Association.  Westsphere System received approval in March 2007 by INTERAC Association, as an acquirer in the Association’s SCD Service and as an acquirer in the Association’s IDP Service. This allowed Westsphere Systems to become an indirect connector, thereby resulting in it owning and managing a switch. Westsphere Systems has been working with ACI on Demand in the switch development.   During the month of November 2008 the Corporation commenced the transfer of its previously contracted switch to Westsphere Systems.

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

The Corporation’s ATM business

Investigation of opportunities resulting from the privatization of the ATM business during December 1997, the first privately owned ATMs were placed in Western Canada and in July 1998.  The Corporation entered the "white label" ATM marketplace through its subsidiary Vencash Capital which contracted with TNS Smart Network Inc. an Etobicoke, Ontario Corporation, to provide switching services to the Vencash Capital which became the 7th Canadian Channel authorized to participate within the "white label" ATM business in Canada.

We are a fully integrated ATM provider, and offer a complete suite of ATM management services from ATM deployment and maintenance to transaction processing, reporting and settlement. Since inception, our ATM business has grown both organically 780 ATMs in operation as at March 1, 2010.  At present, we operate a national branded network of non-financial institution ATMs throughout Canada.  We earn revenue from the following sources: (i) transaction fees which include Interchange Fees and surcharge revenue; (ii) processing fees and maintenance fees; and (iii) margin on the sale of ATMs. We typically sign exclusive five-year agreements (which contain renewal provisions) with our customers for their ATM transaction processing and maintenance and management services.

Our focus to growing our ATM estate has historically been organic, utilizing in house sales as well as established distributor relationships.  In the past the distributor relationship has been the keystone to our national ATM presence.  Recently we have taken over the operation and management of our ATM estates corporately, particularly in the Maritime Provinces and southern Ontario.  On a go forward basis we will continue to utilize our in house sales force to drive Canadian organic growth focusing on new ATM sales and placements as well as attracting customers that already have ATM’s and are looking for a new suppliers and/or processors.

Vencash Capital is one of several nation-wide companies involved in the private ATM market in Canada and presently has two (2) independent distributor in the central corridor of Ontario, Canada, one (1) distributor in the Province of Saskatchewan, one (1) distributor in Kamloops, British Columbia and one (1) distributor in the Greater Vancouver, British Columbia area.

Previously Vencash Capital acted as a "channel" which contracted its financial electronic transfer responsibilities with two (2) non owned "switches" (Data West Solutions and Calypso Canada Ltd.) with the roll out of our ATM estate onto Westsphere Systems processing switch reliance on outsourced switching is being reduced to near elimination.

The "switch" supplies the financial information to the "channel" in relationship to the processing of all surcharge fees that are associated with the customer use of the ATM.

Current Stage of Corporate Development

Historically, Vencash Capital provided a majority of the cash flow which fuelled its and our other expansion.  Our management believes that ATM business operations will continue to generate positive revenues and returns.  We plan to focus on supplying the required funding for the growth of our placement and ownership of equipment to our ATM customers through our relationship with equipment suppliers and our Switching Network to allow for the growth of the ATM business operations and to expand our Switch Direct ATM business model.

Growth Strategy and Market Niche

Westsphere Systems Inc. is an integrated ATM provider offering a complete suite of ATM management services ranging from ATM deployment, maintenance reporting and settlement and transaction processing.   Vencash Capital has focused on organic growth over the past three (3) years and its management's plan is to continue to grow within the ATM market place into the future as follows:

i.
We will continue to review its geographically based ATM estate to determine the viability of reorganizing those business operations in order to maximize our current revenues and reduce our costs of administration, which might include the sale of those ATM estates to our distribution network or other third parties.

The Canadian Current ATM Market

In late 1997, "non-conventional banking" participation and private ownership of ATMs was authorized allowing for participation within the "Canadian INTERAC system". The "Canadian Interac Association" as used herein is a national organization linking enterprises that have proprietary networks to enable them to communicate with each other for purposes of exchanging electronic financial transactions. Five (5) Canadian Banking and Financial Institutions founded the association in 1984. As of March 2010, there were eighty-three (83) member organizations. INTERAC is the organization responsible for the development of a national network of shared electronic financial services: INTERAC Shared Cash Dispensing Service (“SCD”) at ATMs and INTERAC Direct Payment Services (“IDP”), Canada's national debit service. IDP is Canada's national debit card service, available at more than 630,000 IDP terminals and 600,000+ ATMs across the country.

The business opportunities originating for private ownership and operation of ATMs within the INTERAC system resulting from the Canada Bank Act deregulation in 1998 has matured over the past several years.  With the maturity of this aspect of the business, acceptance of the white label ATM placement has become routine, and market saturation is now being experienced.

The Corporation has developed and implemented its Switching capabilities and membership within the INTERAC association and our national access to all regions within Canada through the INTERAC System, holds significant potential.  Combined with consolidation of its various business operations and elimination of administrative and operation costs we a solid “go forward” vertically integrated business operation.

Competitors

i	DirectCash Income Trust - Canada's largest ATM company in operation. It has offices and distribution centers in all of the major cities across Canada.

ii.	Cash-Line - A Victoria, B.C. based corporation with ATM machines in service primarily across Western Canada.

iii.	Frisco Bay - A large ATM corporation with integrated business operations which supplies security systems to major financial corporations and the banking industry.

iv.	Laser Cash (Threshold) - A large ATM operator in service. This corporation also has distribution capabilities across Canada with head offices located in Mississauga, Ontario.

v.	Ezee Cash -An Ontario and Quebec centered ATM company that has a national presence.

vi.	Several Regional and National Companies - These companies compete on a regional basis with Vencash Capital’s regional distributor network and nationally with Vencash Capital corporately.

Our Strengths

We are a premier national ATM operator focusing on providing retailers with reliable, low cost ATMs with contractual relationships which provide us with recurring transactional and fixed revenue streams with a large number of geographically diverse customers including small, medium and large retail enterprises in a variety of market segments. We enter into contracts with all our customers which typically have an initial term of five years and first right of refusal to contract extensions.

With a motivated group of select distributors and corporate service personnel we have maintained long-term contractual relationships with our sites and customer base.  We will continue to utilize selective placement and monitoring of ATMs, to obtain maximum value for placement and a higher percentage return per terminal. Service and information dissemination will continue to be a priority for the management team.  We have a large customer base and a large geographical area in which to market our products.

With a recent substantial investment in technological infrastructure which has provided us with (i) equal or an enhanced economic advantage over the majority of our ATM competitors who must totally rely on third parties to provide them with various services including transaction processing through our access to Interac; (ii) the ability to provide additional products and services which our smaller regional competitors are not able to offer such as real time and customized reporting; (iii) control of the core technologies of our business; (iv) the ability to upgrade our products by adding new functionality and services not easily replicated by our competitors; and (v) the ability to grow organically without significant incremental technical capital.

Risk Assessment

The private "white label" ATM business is highly competitive. We face competition from large numbers of companies engaged in the selling and servicing of ATM products in all areas in which we may attempt to operate. Competition includes some of the major financial institutions in Canada who have greater financial and human resources and greater name recognition.  If existing or new competitors gain market share our business and operating results could be adversely affected. Our future and existing competitors could also introduce products with superior features and functionality at lower prices than the Fund's products, and could potentially bundle existing or new products with other more established products in order to compete with us. The introduction of new technologies, and any potential limitations or changes to our network or changes to security requirements could all have a materially adverse impact on our Business. Competitors could also gain market share by acquiring or forming strategic alliances with other competitors. If existing or future competitors seek to gain or retain market share by reducing margin on products sold, we may also be required to reduce our margins or our fee structure or increase amounts payable to third parties, retailers, sales agents and resellers, which may reduce our revenue.

We may be unable to maintain and expand our customer base and may not be able to renew our contracts on the same or similar terms and conditions as that which presently exist. As well, our profitability may be affected by a number of factors including the expiry or termination of existing Placement Contracts or Processing Contracts.

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

The Corporation depends on a number of counterparties in the conduct of its business operations including; Moneris Solutions Corp., Bank of Montreal, Royal Bank of Canada and ACI Worldwide Inc. There can be no assurance that any of these counterparties will be able to continue to perform their respective obligations and contracts. An interruption in or the termination of any contract or business arrangement by any counterparty, including, in relation to our membership within Interac, the supply by banks of cash for our ATM cash loads, the use of our own employees to load our Full Placement ATMs, and the Corporation’s inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on the our business, financial condition and operating results. In addition, we periodically negotiate renewal terms for these contracts and business arrangements and there can be no assurance that such renewal terms will remain financially acceptable.  Any interruption in the Corporations relationship with certain of these counterparties could materially adversely affect our ability to process ATM transactions. If the Corporation were to lose its access to Interac membership, this would immediately result in a material adverse effect to our business. There can be no assurance the Corporation would be able to find alternate supplies or sources of distribution in a timely manner.

The profitability of the Business will be in part dependent upon the continuation of a favourable regulatory regime with respect to the continuing operations and the future growth and development of independent ATM operators. Should the regulatory regime in an applicable jurisdiction be modified in a manner which adversely affects independent operators, including increases in taxes or increased regulatory burdens (including burdens imposed by Interac, Cirrus, Maestro, Visa and Plus), Revenues may be adversely affected. The failure to obtain all necessary licenses or permits, including renewals thereof or modifications thereto, may adversely affect Distributable Cash.

If Interac, MasterCard or VISA mandate a hardware or software security upgrade for ATMs, Debit Terminals or our Switch, or change the rules and regulations around approved devices, members or security, our revenues may be adversely impacted.  The Corporation’s operations are subject to a variety of federal, provincial laws and regulations, including Interac, Cirrus, Maestro, Visa, Plus and Canadian Payment Association rules and regulations. The Corporation and the companies with whom it contracts to provide services are required to invest financial and human resources to comply with such laws and the Corporation anticipates that it will continue to do so in the future. Although such expenditures historically have not been material to us, such laws or regulations are subject to change and accordingly, it is impossible to predict the cost or impact of such laws or regulations on its future operations. Although, to our knowledge, such fees are not anticipated to change, any change that Interac makes to its Interchange Fees, its fee structure or Acquirer fees could have an adverse impact on our revenues. As well, current revenues would be adversely impacted if Interac decided to eliminate surcharging.

If a fraud occurs in the Interac network or in the Corporation’s network, this could result in an adverse impact on the Corporation and its revenues as a result of the implementation of more stringent regulations or the loss of consumer confidence, each of which may result in the transaction volumes at our ATMs declining and our revenues being adversely impacted.

The Corporations revenues will be dependent on ATM transaction volumes.  In the event that these transaction volumes decrease with the proliferation of additional ATMs in the market, the Corporation’s revenues will be negatively impacted.  Actual expenses may exceed the Corporation’s projected amounts and/or actual revenues may be less than the Corporation currently projects, in which case the Corporation may need to raise additional funds from lenders and equity markets in the future. In addition, the Corporation may choose to raise additional financing in order to capitalize on perceived opportunities in the marketplace that may accelerate the Corporation’s growth objectives. The Corporation’s abilities to arrange such financing in the future will depend in part on the prevailing capital market conditions as well as the Corporation’s business performance. There can be no assurance that the Corporation will be successful in its efforts to arrange additional financing, if needed, on terms satisfactory to the Corporation. If additional equity or debt financing is raised by the issuance of common stock control of the Corporation may change and shareholders may experience dilution to their equity interest in the Fund.

b. Business of E-Debit International Inc.

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

On January 7, 2009 the Board of Directors after reviewing the Corporations business operations at the Annual General Meeting of the Shareholders on December 6, 2008 approved the sale and transfer of the 100% of the issued and outstanding shares of E-Debit International to the Corporation’s wholly owned subsidiary Westsphere Systems Inc.

g.   Business of Cash Direct Financial Services Inc.

Cash Direct was formed to expand our “non-conventional banking” operations branded “Personal Financial $olutions”.

The first Personal Financial Solutions storefront commenced business operations on November 1, 2004 supplying short-term cash advance loan agreements under the brand name “Cash Direct Advance”, cheque cashing services, corporate registry and filing and other related services.

Cash Direct generated revenues from its investment in Personal Financial $olutions and through its first beta site which grew on a monthly basis during the first full year of operations.  It was apparent that the beta test supported the acceptance, convenience, versatility and reliability of the Cash Direct proprietary hardware and related software and although two (2) additional Personal Financial $olutions arms length privately held distributorships – one in Edmonton, Alberta and another in Calgary, Alberta.

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

Current Stage of Our Development

Our group of companies employs eighteen (18) full-time employees and three (3) contracted consultant groups working in Edmonton, Alberta and Omaha, Nebraska.

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

We have substantial indebtedness.

As of December 31, 2009, we had a working capital deficit of $772,948 which includes $1,178,994 payable to suppliers and day-to-day operations.  Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow.  Our cash flow will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control.  Accordingly, we cannot be certain as to whether or when we will have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure that any of these strategies can be effect on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences, including:

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

Compliance with reporting and other requirements applicable to public companies such as Sarbanes Oxley will create additional costs for us, will require the time and attention of management and will require the hiring of additional personnel and outside consultants. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact on our management's attention to these matters will have on our business.

In addition, being a reporting public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

ITEM 2.   DESCRIPTION OF PROPERTIES

Principal Offices and Other Property

Our property holdings are as follows:

1.	#12, 3620 – 29th Street N.E. Calgary, Alberta T1Y 5Z8

Effective May 01, 2009, we consolidated all of our business operations into a 3,400 square foot facility in the northeast area of Calgary just minutes from the Calgary International Airport. This move reduced our payments significantly from the previous leased space.  We lease this property at a rate of $6269.00 CDN per month including operating expenses and applicable taxes.  This facility houses our administrative headquarters, ATM and POS operations, service and administrative center, Westsphere Systems and E-Debit.  On May 1, 2009, we signed the lease for five (5) years commencing on May 1, 2009 and ending on April 30, 2014 with Alberta Registered Corporation 1480325 Alberta Ltd. whose sole Officer, Director and Shareholder is the Corporations President and Chief Executive Officer, Douglas Mac Donald.  The lease agreement provides the Corporation an option to purchase the property during the course of the Lease Agreement.

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

Vencash/Westsphere Systems is involved in other civil claims which have arisen in our normal course of business. These claims are of minor issues and will not cause any significant material changes to the business.

Investment Policies

We do not have any investments in real estate, real estate mortgages or securities involving real estate.

ITEM 4.   REMOVED AND RESERVED

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 22, 2001, our common stock was posted for trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “WSHA”.

Effective April 01, 2005, our common stock was trading on the OTCBB under the symbol “WSHE”. Our preferred shares are non-trading and voting is vested with the Board of Directors.  On April 2, 2010, Westsphere has officially changed its name from Westsphere Asset Corporation, Inc. to E-Debit Global Corporation. The new CUSIP number is 26841A 105, which was granted to us on April 01, 2010. The Company has submitted all documents to FINRA for the name change and New Ticker Symbol on April 01, 2010.

We approved twenty (20) to one (1) rollbacks at the shareholder meeting held January 22, 2005 which took effect on April 1, 2005. Consequently, the following highs and lows are affected by the rollback:

2009	High	Low
1st Quarter	$0.070	$0.070
2nd Quarter	$0.080	$0.080
3rd Quarter	$0.040	$0.040
4th Quarter	$0.110	$0.110

2008	High	Low
1st Quarter	$0.290	$0.290
2nd Quarter	$0.200	$0.200
3rd Quarter	$0.140	$0.140
4th Quarter	$0.080	$0.075

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of March 31, 2010, we three hundred and four (304) shareholders of record of our common stock and one hundred fifty-eight (158) shareholders of record of our preferred stock.

No dividends on outstanding common or preferred stock have been paid within the last two (2) fiscal years or during any interim periods. We do not anticipate or intend to pay any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by	0	0	0
security holders

Equity compensation plans not	4,689,550	$350,035	0
approved by security holders (1)

Total	4,689,550	$350,035	0

(1) The Board of Directors adopted the Westsphere Asset Corporation 2004 Stock Option and Stock Award Plan. The Plan is administered by the Company’s President, Mr. Douglas Mac Donald.  In December 2009, the Company has approved to the amendment of the outstanding and current Stock Option and Stock Award Plan filed on January 26, 2005 which remains in effect to January 26, 2015.  The maximum number of shares of the Common Stock that may be optioned or awarded under this Plan is 7,500,000 shares.  No Participant shall receive, over the term of this Plan, awards of free trading stock and restricted stock, awards in the form of stock appreciation rights or options, whether incentive stock options or options other than incentive stock option, to purchase, more than 20 percent of the total shares of Common Stock authorized for issuance under the Plan.

ITEM 6 - SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to include this Item.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

E-Debit and its subsidiaries generated a net loss of $1,287,741 from operations for the twelve month period ending December 31, 2009.  During the period of operations ending December 31, 2008, E-Debit and its subsidiaries generated a net loss of $650,868.  The increase in year 2009’s net loss of $636,873 over the previous year was primarily due to a significant decrease in gross profit of $341,803 or 30%, a stock-based compensation expense of $311,444, and a loss on the disposal of POS component, net of tax of $443,549.  The increase in net loss is partially offset against a significant decrease in salaries and benefits of $157,388, a decrease in other expenses of $129,622, a decrease in interest expense of $29,151, an increase in other income of $99,053, and a decrease in provision of income taxes of $43,699 over the same period from the previous year.

The decrease in gross profit was primarily caused an increase in other cost of sales of $362,421.  The decrease is partially offset against an increase in other revenue of $33,785.

The increase in other cost of sales was related to the switch operations.  E-Debit has officially launched its switch in January 2009 and commence rollover of ATMs to process all transactions through its association with ACI.  As of March 31, 2010, 555 ATM’s were under Westsphere Systems processing.

During 2002, the Company adopted the 2002 Employees Stock Option and Stock Award Plan for directors, employees and consultants. The maximum number of shares that may be optioned or awarded under the plan is 4,000,000.  In December 2009, the Company has approved to the amendment of the outstanding and current Stock Option and Stock Award Plan filed on January 26, 2005 which remains in effect to January 26, 2015.  The maximum number of shares that may be optioned or awarded under the plan is 7,000,000.  Additional provisions of the plan call for awards, exercise prices and vesting to be determined by the board of directors or its designated administrator.  The stock-based compensation expense was determined by using the Black Schole calculation.

On May 4, 2009 E-Debit’s majority controlled subsidiary TRAC was served with a Notice of Intention to Enforce a Security Form 86 (Rule 124) which is basically a notice to place TRAC into receivership by the trustees of the estate of June Barr of $165,155 has an interest rate of 18% per annum.

The outstanding claim being initiated by the Barr trustees which represents compounded interest on principal of $93,572 ($116,923 CDN).  In addition E-Debit Global Corporation (formerly Westsphere Asset Corporation, Inc.) will also be filing a Notice of Intention to Enforce a Security Form 86 (Rule 124) for $158,716 reflecting simple interest on its loans to TRAC of $102,235 ($127,748 CDN).

The assets of TRAC were with the court appointed receiver and control of TRAC by E-Debit ended on May 5, 2009. On October 9, 2009, Trac’s assets were sold and all the proceed uses to repaid the first secured creditor. As a result, E-Debit has written off its investment in TRAC.

The decrease in salaries and benefits was primarily due to the deletion of five positions during the year 2009:  Sale manager, two junior accountants, and two positions from TRAC: President and accounts manager.

The decrease in other expenses was primarily caused by the decrease in bad debt expense of $70,340 and a decrease in rent of $80,685.  The decrease in rent was primarily due to E-Debit moved to the new premise during the second quarter and paid lower rent.

The decrease in interest expense was due to the pay down of the balance owed to the loans payable during the year.

The significant increase in other income was caused by the overpayment from the finance/lease program to the major ATM supplier.  This is due to changes within the organization of a major ATM supplier where they mistakenly continued to charge on ATMs that are already paid in full.

To this date, 704 ATM are being processed between three switches. There was no change in operations during the year 2009 as compared to prior year.

In August 2009 the Corporation has completed the consolidation of all of its wholly owned business operations of Vencash Capital Corporation, Westsphere Capital Group Ltd. and E-Debit International Inc. within its wholly owned Westsphere Systems Inc.

E-Debit and its subsidiaries currently did not generate sufficient revenues to meet overhead needs.  This is due to E-Debit switch operations which was launched in January 2009 and commence rollover of ATMs to process all transactions.  The switch operations currently did not generate sufficient revenue to cover it expenses.  E-Debit believes that until the rollover of ATMs is completed, the switch operations will generate sufficient revenues to meet it overhead needs.  This is due to E-Debit will process all transactions through its association with ACI thereby eliminating the costs, restrictions, and potential risks of relying on third party processors.  E-Debit expects the rollover of ATMs to be completed by the third quarter of this year.  As of date, 555 ATM’s or 76% were under Westsphere Systems processing.

In addition, E-Debit continues experiencing a steady decrease in gross profit; specifically in the residual and interchange income.  Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases.  However, no assurance can be given that the Company will be successful in raising additional capital.

E-Debit believes that the Corporations subsidiaries upon restructuring, reorganization and consolidation combined with continued investment from related parties and outside investors will continue to produce sufficient ongoing funding to meet its current and future financial requirements.  The completion of the reorganization and restructuring is expecting to be completed by the second quarter of year 2010.

In order to meet its growth plan, E-Debit will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. E-Debit believes that it will continue as a going concern with the present revenues from its subsidiary Westsphere Systems Inc. and loan advanced by the related parties but it would be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Westsphere Systems Inc.

As mentioned above, E-Debit believes that its subsidiary Westsphere Systems Inc. will generates sufficient ongoing revenues once the rollover of ATMs is completed and loan advanced by the related parties to ensure that E-Debit is a going concern.

In March 2010, the boards after reviewing the business of operations as a whole have determined that it is in the best financial interests for the Corporation to raise additional funds through private offering memorandum for up to 12,500,000 units of Common Stock at $0.10 per share.  The use of the proceeds from this offering is to be allocated to support the switch operations, purchasing of software and hardware, and general and administrative costs.  The completion of the offering is completed in the first quarter of the year 2010.  As of date, E-Debit raised $108,738.

On April 2, 2010, Westsphere has officially changed its name from Westsphere Asset Corporation, Inc. to E-Debit Global Corporation.

Changes in Financial Position

Fiscal year 2008

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

As of December 31, 2008, E-Debit’s current liabilities consisted of accounts payable of $465,784, current portion of loans of $85,662, and accounts payable to related parties of $485,768. Accounts payable includes a payable of $18,092 to suppliers for the purchase of ATM machines and POS machines; $165,602 is payable for the return of surcharge and interchange; legal and accounting fees of $121,133; accrued vacation payable of $36,037; and $124,920 due for consulting services, office expenses and various other general fees and charges.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $54,891 ($67,118 CDN), a loan advanced from E-Debit’s President in the amount of $270,096 ($330,259 CDN), a loan advanced from E-Debit’s Vice President in the amount of $81,300 ($99,410 CDN), and a loan advance from E-Debit’s arms-length directors in the amount of $79,481 ($97,186 CDN).

Long term liabilities as at December 31, 2008 consisted of a shareholder loans totaling $205,363, and loans payable, less current portion of $188,918. E-Debit’s shareholder loans related to TRAC of $164,471 has an interest rate of 18% per annum. This is a demand loan. The remaining balance of shareholder loans total $40,892 with no specific terms of repayment.

E-Debit’s subsidiary Vencash entered into two loan agreements with its major ATM supplier in July of 2006. The first loan agreement, bearing interest at 6% per annum, requires blended monthly payments of principal and interest of $4,452 to March 2009. As of December 31, 2008, the balance is $19,113 ($23,371 CDN). The second loan agreement, bearing interest at 18% per annum, requires blended monthly payments of principal and interest of $985 ($1,204 CDN) to July 2011; with a final payment of $90 in August 2011. As of December 31, 2008, the balance is $23,643 ($28,910 CDN). These loans are reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In May 2007, E-Debit’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $711 ($869 CDN) to May 2012; with a final payment of $90 in May 2012. As of December 31, 2008, the balance is $21,260 ($25,995 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In June 2007, E-Debit’s subsidiary Vencash entered into a loan agreement with its major ATM supplier, bearing interest at 18% per annum, requiring blended monthly payments of principal and interest of $711 ($869 CDN) to June 2012; with a final payment of $90 in June 2012. As of December 31, 2008, the balance is $21,646 ($26,468 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

In September 2007, E-Debit’s subsidiary Vencash entered into a loan agreement totaling $81,783 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $818 ($1,000 CDN) to September 2008, with an automatic extension for a further 6 month term. The principle is to be repaid in a maximum of 18 months. The purpose of the loan is to supply vault cash to E-Debit’s wholly owned subsidiary Vencash’s customers ATM equipment and site locations. As of December 31, 2008, the balance is $81,783 ($100,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

On November 5, 2007, E-Debit’s subsidiary Westsphere Systems Inc. raised $107,135 ($131,000 CDN) through a loan agreement with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,071 ($1,310 CDN) to October 2009, with an automatic extension for a further 12 month term. The purpose of the loan is to fund the switch development project. As of December 31, 2008, the balance is $107,135 ($131,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as loans payable, less current portion.

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

In September 2008, E-Debit cancelled 84 common shares.

In October 2008, E-Debit’s President exercised his option to convert 975 common shares to preferred shares.

Total issued and outstanding share capital as of the year ending December 31, 2007 was 592,785 common shares and 1,416,143 preferred shares as compared to a total of 591,726 common shares and 1,417,118 preferred shares as of December 31, 2008.

Fiscal year 2009

During fiscal year 2009, total assets increased from $895,303 to $1,269,164 primarily due to an increase in cash of $517,678.  The increase is partially offset against a decrease in prepaid expense and deposit of $50,665.

The significant increase in cash was mainly caused by the surcharge and interchange settlement owed to customers as of December 31, 2009.  These surcharge and interchange are returned to the customers on January 1, 2010.

The significant decrease in prepaid expense and deposit was caused by the monthly switching fee expense with ACI Worldwide Inc.

As of December 31, 2009, E-Debit’s current liabilities consisted of accounts payable of $914,560, accrued liabilities of $264,434, current portion of loans of $220,187, and accounts payable to related parties of $199,495. Accounts payable and accrued liabilities include a payable of $3,770 to suppliers for the purchase of ATM machines and POS machines; $736,257 is payable for the return of surcharge and interchange; legal and accounting fees of $142,399; switch and hosting fees of $108,513; accrued vacation payable of $11,598; investors deposits of $61,321; and $115,136 due for consulting services, office expenses and various other general fees and charges.

In September 2007, E-Debit’s subsidiary Vencash entered into a loan agreement totaling $95,319 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $953 ($1,000 CDN) to September 2008, with an automatic extension for a further 6 month term. The principle is to be repaid in a maximum of 18 months. The purpose of the loan is to supply vault cash to E-Debit’s wholly owned subsidiary Vencash’s customers ATM equipment and site locations. As of December 31, 2009, the balance is $95,319 ($100,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

On November 5, 2007, E-Debit’s subsidiary Westsphere Systems Inc. raised $124,868 ($131,000 CDN) through a loan agreement with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,248 ($1,310 CDN) to October 2009, with an automatic extension for a further 12 month term. The purpose of the loan is to fund the switch development project. As of December 31, 2009, the balance is $124,868 ($131,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $63,976 ($67,118 CDN), a loan advanced from E-Debit’s President in the amount of $101,197 ($106,167 CDN), a loan advanced from E-Debit’s officers in the amount of $8,732 ($9,161 CDN), and a loan advance from E-Debit’s arms-length directors in the amount of $25,590 ($26,847 CDN).

Long term liabilities as at December 31, 2009 consisted of a shareholder loans totaling $430,997.  E-Debit’s shareholder loans related to cash advance from the directors total $383,337 with no interest and specific terms of repayment. The remaining balance of shareholder loans total $47,660 has an interest rate of 9% per annum with no specific terms of repayment.

Shareholders’ equity as of December 31, 2009 was negative $760,509, inclusive of an accumulated loss from operations of $3,304,135, as compared to shareholders equity negative of $459,859 as of the same date from the previous year. The decrease in shareholders’ equity of $300,650 was primarily due the current year deficit of $703,466 and a decrease in accumulated other comprehensive income of $104,628.  The decrease in shareholders’ equity is partially offset against an increase in additional paid-in capital of $311,444 and an increase in issuance of common stock of $196,000.

In December 2009, E-Debit’s President, officers, and consultants exercised their options of 2,800,000 common shares at $0.07 per share for a total of $196,000.  The investors paid for the stock options with the forgiveness of debt.

In February 2010, one of the consultants exercised his options of 500,000 common shares at $0.07 per share for a total of $35,000.  The investor paid for the stock options with the forgiveness of debt.

In March 2010, the boards after reviewing the business of operations as a whole have determined that it is in the best financial interests for the Corporation to raise additional funds through private offering memorandum for up to 12,500,000 units of Common Stock at $0.10 per share.  The use of the proceeds from this offering is to be allocated to support the switch operations, purchasing of software and hardware, and general and administrative costs.  As of date, E-Debit raised $108,738.

Total issued and outstanding share capital as of March 31, 2010 was 4,973,054 common shares and 1,417,118 preferred shares as of March 15, 2010.

Liquidity

E-Debit was able to raise $185,252 ($194,350 CDN) from directors and officers in year 2009: A loan advanced from E-Debit’s President in the amount of $92,316 ($96,850 CDN), a loan advanced from E-Debit’s Vice President in the amount of $23,830 ($25,000 CDN), and a loan advance from E-Debit’s arms-length directors in the amount of $69,106 ($72,500 CDN). The cash is used to support the switch operations.

E-Debit did not raise funds last year to facilitate Vencash Capital and Westsphere Systems growth opportunities due to the condition of Corporations’ financial market.

E-Debit expects that its need for liquidity will increase in 2010 in anticipation of expending funds to develop its growth and upgrade plan. The need is due to the finance/lease requirements to replace an aged estate of ATM equipment which is under VenCash management and/or ownership. Due to changes within the organization of a major Vencash ATM supplier, equipment and supply agreements along with related transaction processing agreements signed in the latter part of year 2006 are presently in dispute. This has resulted in a requirement to find additional financial recourses related to growth in its ATM business and to determine whether or not Vencash’s current ATM equipment supplier can meet the upgrade requirements as set forth in regards to meet ongoing regulatory compliance.

Short Term

On a short term basis, E-Debit and its subsidiaries currently did not generate sufficient revenues to meet overhead needs.  This is due to E-Debit switch operations which was launched in January 2009 and commence rollover of ATMs to process all transactions.  The switch operations currently did not generate sufficient revenue to cover it expenses.  In addition, E-Debit’s subsidiary Westsphere Systems Inc. experiencing a steady decrease in gross profit; specifically in the residual and interchange income over the past two years. The Company has incurred net losses for the years ended December 31, 2009 and 2008, and as of December 31, 2009, had a working capital deficit of $772,948 and an accumulated deficit of $760,509. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.

As of date, E-Debit raised total $108,738 through private offering memorandum for up to 12,500,000 units of Common Stock at $0.10 per share.

Furthermore, there is no demand for payment on the accounts payable to relate parties of $199,495 and shareholders’ loan of $430,997 as these liabilities are owed to internal officers and directors. E-Debit believes that the investment from related parties, outside investors, and private offering memorandum will continue to produce sufficient ongoing funding to meet its current and future financial requirements.

In order to meet its growth plan, E-Debit will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. E-Debit believes that it will continue as a going concern with the present revenues from its subsidiary Westsphere Systems Inc., but it would be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Westsphere Systems Inc.

Long Term

E-Debit, through its subsidiary Westsphere Systems Inc. has successfully gained membership into the Canadian Interac Association as an Acquirer. This will enable the direct processing of ATM, POS and other transactions for its other subsidiaries, Vencash and Trac POS. E-Debit has sourced out an industry leader, ACI Worldwide, and invested in the development and ongoing support required to facilitate the processing of transactions. Westsphere Systems Inc. will process all transactions through its association with ACI thereby eliminating the costs, restrictions, and potential risks of relying on third party processors. Most importantly, the investment in the processor, or switch, will also enable E-Debit’s direct entry into new and emerging markets such as card management and processing. To fund the switch development project, E-Debit will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds.

As mentioned above, E-Debit believes that the Corporations subsidiaries upon consolidation combined with continued investment from related parties, outside investors, and private offering memorandum will continue to produce sufficient ongoing funding to meet its current and future financial requirements. The Corporation also will continue its plan to sell some of its business operations to its current distribution network participants and/or non-related parties in order to maximize the financial potential of those assets.

Capital Resources

The primary capital resources of E-debit are its consolidated business operations as well as equity funds raised, joint venture arrangements and/or loan proceeds.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, E-Debit is not required to include this Item.

ITEM 8.    FINANCIAL STATEMENTS

E-DEBIT GLOBAL CORORATION
(FORMERLY WESTSPHERE ASSET CORPORATION, INC.)

CONSOLIDATED FINANCIAL STATEMENTS
with
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2009

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008	F-4

Consolidated Statement of Changes in Stockholders’ Deficit for the Period from January 1, 2008 through December 31, 2009	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:
E-Debit Global Corporation (formerly Westsphere Asset Corporation, Inc.)

We have audited the accompanying consolidated balance sheets of E-Debit Global Corporation (formerly Westsphere Asset Corporation, Inc.) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Debit Global Corporation (formerly Westsphere Asset Corporation, Inc.) as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has suffered recurring losses, has a working capital deficit at December 31, 2009, and has an accumulated deficit of $760,509 as of December 31, 2009.  These factors and others discussed in Note 14 raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/S/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
April 15, 2010

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Consolidated Balance Sheets
December 31, 2009 and 2008

ASSETS	2009	2008 (Restated)
CURRENT ASSETS
Cash	$586,958	$69,280
Accounts receivable net of allowance for doubtful accounts of $105,513 and $157,640	79,967	241,975
Others receivable – related parties	2,649	5,416
Inventory	151,136	162,192
Prepaid expense and deposit	5,018	55,683
Total current assets	825,728	534,546

Property and equipment, net of depreciation	161,722	204,476
Note receivable	152,510	9,512
Deferred costs	—	146,769
Intangible Assets, net of amortization	129,204	—

Total assets	$1,269,164	$895,303

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$914,560	$447,746
Accrued liabilities	264,434	—
Current portion of loans	220,187	85,662
Indebtedness to related parties	199,495	485,768
Net liabilities of discontinued operations	—	295,622
Total current liabilities	1,598,676	1,314,798

Shareholder loans	430,997	—
Loans payable, less current portion	—	40,364
Total liabilities	2,029,673	1,355,162

Minority interest in subsidiaries	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock – authorized 75,000,000 shares, no par value, 1,417,118 shares issued and outstanding at December 31, 2009 and 1,417,118 at December 31, 2008	1,400,855	1,400,855
Common stock - authorized 75,000,000 shares, no par value; 391,726 shares issued and outstanding at December 31, 2009 and 591,726 at December 31, 2008	754,824	558,824
Additional paid-in capital	311,444	—
Accumulated other comprehensive income	76,503	181,131
Accumulated deficit	(3,304,135)	(2,600,669)
Total stockholders’ deficit	(760,509)	(459,859)

Total liabilities and stockholders’ Deficit	$1,269,164	$895,303

The  accompanying notes are an integral part of these financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008 (Restated)
Revenue -
Equipment and supplies	$32,451	$61,713
Residual and interchange income	3,514,288	3,446,810
Other	98,040	64,255
Total revenue	3,644,779	3,572,778

Cost of sales -
Equipment and supplies	27,025	55,796
Residual and interchange costs	2,321,452	2,234,999
Commissions	2,011	8,310
Other	518,894	156,473
Total cost of sales	2,869,382	2,455,578
Gross profit	775,397	1,117,200

Operating expenses -
Depreciation and amortization	101,660	96,079
Consulting fees	172,480	161,081
Legal and accounting fees	53,694	21,044
Salaries and benefits	540,529	697,917
Stock-based compensation	311,444	—
Travel, delivery and vehicle expenses	100,010	118,186
Other	354,457	484,079
Total operating expenses	1,634,274	1,578,386

(-Loss-) from operations	(858,877)	(461,186)
Other income (expense) -
Interest income	430	2,531
Other income	99,053	—
Interest expense	(72,122)	(101,273)
Net (-loss-) before income taxes	(831,516)	(559,928)

Provision for income taxes	—	(43,699)

Net (-loss-) from continuing operations	$(831,516)	$(603,627)

Discontinued operations
Loss from operations of POS component, net of tax	(12,676)	(47,241)
Loss on the disposal of POS component, net of tax	(443,549)	—

Net (-loss-)	$(1,287,741)	$(650,868)

Per-Share Amounts Loss from continuing operations	$(1.01)	$(1.02)
Loss from discontinued operations	(0.55)	(0.08)
Basic and diluted net (-loss-) per common share	$(1.56)	$(1.10)
Weighted average number of shares outstanding
Basic	825,059	592,513
Fully Diluted	825,059	592,513
Other comprehensive income (loss) -
Net (-loss-)	$(1,287,741)	$(650,868)
Foreign currency translation adjustment	(104,628)	31,415
Total comprehensive (-loss-)	$(1,392,369)	$(619,453)

The  accompanying notes are an integral part of these financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2009 and 2008

						Foregin Currency
	Preferred Stock		Common Stock		Paid-in	Translation	Accumulated
	Shares	Amount	Shares	Amount	Capital	Adjustment	(Deficit)	Total
Balance, January 1, 2008	1,416,143	$1,400,719	592,785	$558,960	$—	$151,657	$(1,949,801)	$161,535
Cancellation of shares	—	—	(84)	—	—	—	—	—
Exchange of common stock for preferred	975	136	(975)	(136)	—	—	—	—
Net loss for the year ended December 31, 2008	—	—	—	—	—	29,474	(650,868)	(621,394)
Balance, December 31, 2008	1,417,118	$1,400,855	591,726	$558,824	$—	$181,131	$(2,600,669)	$(459,859)

Exercise of options	—	—	2,800,000	196,000	—	—	—	196,000
Disposition of Trac’s Equity	—	—	—	—	—	—	584,275	584,275

Stock based compensation resulting from grant of stock options	—	—	—	—	311,444	—	—	311,444

Net loss for the year ended December 31, 2009	—	—	—	—	—	(104,628)	(1,287,741)	(1,392,369)
Balance, December 31, 2009	1,417,118	$1,400,855	3,391,726	$754,824	$311,444	$76,503	$(3,304,135)	$(760,509)

The  accompanying notes are an integral part of these financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008 (Restated)
Cash flows from operating activities:
Net (loss) income from operations	$(1,287,741)	$(650,868)
Reconciling adjustments -
Depreciation and amortization	101,660	96,079
Stock-based compensation	311,444	—
Loss on disposal of investment in POS component	443,549	—
Other non-cash transactions	—	87,178
Changes in operating assets and liabilities
Accounts receivable	21,777	276,199
Inventory	11,056	101,835
Prepaid expenses and other	50,665	7,156
Accounts payable and accrued liabilities	579,500	74,352
Net cash (used for) operations	231,910	(8,069)

Cash flows from investing activities:
Purchase of equipment	(26,873)	(143,042)
Disposal of equipment	36,509	32,662
Loss on discontinued operations	(295,622)	—
Collections of loans receivable	9,512	1,990
Net cash (used for) investing activities	(276,474)	(108,390)

Cash flows from financing activities:
Exercise of options	—	—
Proceeds from loans	658,266	—
Repayments of loans	(40,364)	(135,715)
Net cash provided by financing activities	617,902	(135,715)

Foreign currency translation adjustment	(55,660)	109,744
Net change in cash and cash equivalents	517,678	(142,430)
Cash at beginning of year	69,280	211,710
Cash at end of year	$586,958	$69,280

Supplemental schedules:
Cash paid for interest	$65,104	$69,020
Cash paid for income taxes	$—	$—
Noncash investing and financing activities
Shares issued for the forgiveness of debt	$196,000	$—

The  accompanying notes are an integral part of these financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

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

On April 2, 2010, the Company officially changed its name to E-Debit Global Corporation.

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

Cash and Cash Equivalents

Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  Cash equivalents totaled $-0- and $-0- at December 31, 2009 and 2008, respectively.

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

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing the net (loss) by the weighted average number of shares outstanding during the years ended December 31, 2009 and 2008.  Diluted earnings (loss) per common share is calculated by dividing the applicable net earnings (loss) by the sum of the weighted-average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive Westphere Asset Corporation, Inc. common shares had been issued during the years ended December 31, 2009 and 2008.

The weighted-average number of shares computation for diluted earnings (loss) per common share does not include the 4,655,000 options to purchase common shares because the potential common shares are anti-dilutive.  The options’ exercise price was greater than the average market price of the common shares at the end of year 2009.

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

The Company rents ATM machines to customers on a month-to-month basis. The carrying value of property rented to customers as of December 31, 2009 is $15,478.  Because all rental agreements are on a month-to-month basis, there are no minimum future rentals.

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

Income Taxes

The Company uses the liability method of accounting for income taxes.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates resulting from new legislation is recognized in income in the period of enactment.  A valuation allowance is established against deferred tax assets when management concludes more likely than not the deferred asset is recoverable.

Expected future losses represent sufficient negative evidence regarding its recoverability and accordingly, a full valuation allowance was recorded against deferred tax assets. A full valuation allowance on the deferred tax assets will be maintained until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All inter-company accounts have been eliminated in the consolidation.

Minority interests in the income and equity of consolidated subsidiaries that are less than wholly-owned are recorded except when the subsidiary has a deficit and there are no agreements for the minority shareholders to contribute additional capital. As of December 31, 2009 all minority-owned subsidiaries had deficits and therefore no minority interest is recorded.

Prior year comparatives

Prior year figures are restated where necessary for comparative purposes. The prior year figures have been adjusted due to the discontinued of operations of a subsidiary.   The effects of the change are outlined in Note 12.

Advertising expenses

The Company expenses advertising costs as incurred and the total amounts for 2009 and 2008 where nominal.

Reclassifications
Certain comparative figures for the prior period have been reclassified to conform to the current year presentation.

Dividends
The Company paid no dividends during the years presented.

Recent Accounting Pronouncements

The FASB’s Accounting Standards Codification (ASC) is effective for all interim and annual financial statements issued after September 15, 2009.  The ASC is now the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  Our accounting policies were not affected by the conversion to ASC.  However, we have conformed references to specific accounting standards in these notes to our consolidated financial statements to the appropriate section of ASC.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (ASC Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We have not determined the impact, if any, that this update may have on our financial statements.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Note 3 – Property and Equipment

Property and equipment consists of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value	Depreciation Rate and Method
December 31, 2008 -
Office furniture and equipment	$69,790	$45,847	$23,943	20% DB
Computer hardware and software	192,136	167,875	24,261	30% DB
ATM machines	376,579	224,903	151,676	30% DB
Other	46,490	41,894	4,596	Var
	$684,995	$480,519	$204,476
December 31, 2009 -
Office furniture and equipment	$41,479	$21,732	$19,747	20% DB
Computer hardware and software	110,646	95,307	15,339	30% DB
ATM machines	156,729	32,358	124,371	30% DB
Other	6,251	3,986	2,265	Var
	$315,105	$153,383	$161,722

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.  Depreciation and amortization expense for the years ended December 31, 2009 and 2008 totaled $101,660 and $96,079, respectively.

Note 4 – Deferred Costs/Intangible Assets

In order for E-Debit’s subsidiaries to remain competitive in the marketplace, E-Debit, through its subsidiary Westsphere Systems Inc. has successfully gained membership into the Canadian Interac Association as an Acquirer.  This will enable the direct processing of ATM, POS and other transactions for its other subsidiaries, Vencash and Trac POS.  E-Debit has sourced out an industry leader, ACI Worldwide, and invested in the development and ongoing support required to facilitate the processing of transactions.  Westsphere Systems Inc. will process all transactions through its association with ACI thereby eliminating the costs, restrictions, and potential risks of relying on third party processors.  Most importantly, the investment in the processor, or switch, will also enable E-Debit’s direct entry into new and emerging markets such as card management and processing.

E-Debit has officially launched its switch in January 2009 and commence rollover of ATMs to process all transactions through its association with ACI.  The deferred costs have been reclassified as intangible assets in year 2009.

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  Depreciation and amortization expense for the years ended December 31, 2009 and 2008 totaled $31,729 and $0, respectively.

Expected future depreciation and amortization of the intangible assets are as follows:

Year	Amount
2010	$25,384
2011	$20,307
2012	$16,246
2013	$12,996
2014	$10,397

Note 5– Notes Receivable

The note receivable total $152,510 ($160,000 CDN), carry no interest rate, and require no monthly payments.  The Company can demand funds be returned at anytime.  The purpose of this note receivable are to supply vault cash to E-Debit’s wholly owned subsidiary Vencash’s customers ATM equipments and site locations.  Revenue from this note is generated from surcharge transactions.  This note receivable is reflected in the accompanying consolidated balance sheet as note receivable.

Note 6 – Loans Payable

In September 2007, E-Debit’s subsidiary Vencash entered into a loan agreement totaling $95,319 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $945 ($1,000 CDN) to September 2008, with an automatic extension for a further 6 month term.  The principle is to be repaid in a maximum of 18 months.  The purpose of the loan is to supply vault cash to E-Debit’s wholly owned subsidiary Vencash’s customers ATM equipment and site locations.  As of December 31, 2009, the balance is $95,319 ($100,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

On November 5, 2007, E-Debit’s subsidiary Westsphere Systems Inc. raised $124,868 ($131,000 CDN) through a loan agreement with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,238 ($1,310 CDN) to October 2009, with an automatic extension for a further 12 month term.  The purpose of the loan is to fund the switch development project.  As of December 31, 2009, the balance is $124,868 ($131,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

Note 7– Common and Preferred Stock

In September 2008, E-Debit repurchased and cancelled 84 common shares.

In October 2008, E-Debit’s President exercised his option to convert 975 common shares to preferred shares.

During 2002, the Company adopted the 2002 Employees Stock Option and Stock Award Plan for directors, employees and consultants. The maximum number of shares that may be optioned or awarded under the plan is 4,000,000.  In December 2009, the Company approved an amendment of the Stock Option and Stock Award Plan filed on January 26, 2005 which remains in effect through January 26, 2015.  The maximum number of shares that may be optioned or awarded under the plan is amended to 7,000,000.  Additional provisions of the plan call for awards, exercise prices and vesting to be determined by the board of directors or its designated administrator.  In December 2009, 7,455,000 stock options were granted to certain officers, directors, and consultants under the Stock Award Plan at an exercise price of $0.07 per share.  The options vested on the date of grant and expire on January 26, 2015.

In December 2009, E-Debit issued 2,800,000 common shares from the Stock Award Plan pursuant to the exercise of stock options at $0.07 per share.  1,480,000 common shares were issued to two of the Executive Officers and 1,320,000 common shares were issued to consultants.  The investors paid for the stock options with the forgiveness of debt.

Note 8 – Income Taxes

The Company files United States income tax returns, and the Company’s operating subsidiaries file Canadian income tax returns.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

The Company has estimated net operating loss carry forwards of $3,000,233, which expire as follows:

2021	$100,146
2022	$237,425
2023	$240,207
2025	$540,831
2026	$315,000
2027	$650,868
2028	$915756

The Company has no U.S. income other than from its Canadian subsidiaries. The Company anticipates that foreign tax credits allowed for payment of Canadian taxes will be sufficient so that there will be no U.S. income tax liability for the parent company.

Income taxes at the statutory rate are reconciled to Company’s actual income taxes as follows:

	2009	2008
Tax (benefit) at statutory rate	34%	34%
Canadian tax benefits	—	—
Income taxes paid and accrued	—	—
Change in reserve for net operating loss carry forwards	(34%)	(34%)
Income tax expense (benefit)	0%	0%

Canadian tax benefits resulting from non-capital loss carry forwards and excess of undepreciated costs of property and equipment arising from differences between the Company’s depreciation rates and those prescribed for income tax purposes and using projected Canadian tax rates are as follows:

	2009	2008
Non-capital loss carry forwards:	$1,309,131	$698,672
Temporary differences due to depreciation methods	(1,009,031)	(542,610)
Income tax benefit	300,100	156,062
Valuation allowance	(300,100)	(156,062)
Income tax benefit	$—	$—

Note 9 - Stock Based Compensation

During 2002, the Company adopted the 2002 Employees Stock Option and Stock Award Plan for directors, employees and consultants. The maximum number of shares that may be optioned or awarded under the plan is 4,000,000.  In December 2009, the Company approved an amendment of the Stock Option and Stock Award Plan filed on January 26, 2005 which remains in effect through January 26, 2015.  The maximum number of shares that may be optioned or awarded under the plan is amended to 7,000,000.  Additional provisions of the plan call for awards, exercise prices and vesting to be determined by the board of directors or its designated administrator.  In December 2009, 7,455,000 stock options were granted to certain officers, directors, and consultants under the Stock Award Plan at an exercise price of $0.07 per share.  The options vested on the date of grant and expire on January 26, 2015.

Following is a table of outstanding options and changes during 2009 and 2008:

	Employee Options	Non- Employee Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options Outstanding, December 31, 2007	214,583	—	$0.90	—
Options granted in 2008	—	—	—	—
Options exercised in 2008	—	—	—	—
Options expired in 2008	—	—	—	—
Options Outstanding, December 31, 2008	214,583	—	$0.90	$0
Options granted in 2009	5,395,000	2,060,000	$0.07	—
Options exercised in 2009	(1,480,000)	(1,320,000)	$0.07	—
Options cancelled in 2009	(180,058)	-	$0.94	-
Options Outstanding, December 31, 2009	3,949,525	740,000	$0.07	$0

All outstanding options vest immediately.

If not previously exercised or canceled, options outstanding at December 31, 2009 will expire as follows:

	Range of Exercise Prices		Number of Shares	Weighted Average Exercise Price
January 26,	High	Low
2015	.94	.94	4,655,000	.07
Open ended	.70	.70	34,525	.70

The fair value of the options was calculated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.01% - 1.00%
Dividend yield	0.00%
Volatility factor	25.4%
Expect life	0.01 - 2.50 years

The fair value of the options totaled $311,444, which was fully expensed as of December 31, 2009.

Note 10 – Commitments and Contingencies

The Company leases real estate (office and warehouse space) under non-cancelable operating leases that expire on varying dates through 2014. The Company also has various obligations for auto and equipment leases through 2013.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2010	$68,298	$18,949
2011	$68,298	$9,721
2012	$68,298	$7,729
2013	$68,298	$2,320
2014	$17,074	$—

	2009	2008

Rental expense	$116,398	$197,083

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

Others receivable - related party:

Revenue
Sales of ATM accessories to:	$3,143
Directors’ 100% owned company

Shareholder loan from:
49% shareholder’s of Personal Financial Solution	$2,273

The shareholder loan is payable on demand.

Indebtedness to related parties:

The Company is obligated to its president pursuant to a loan payable totaling $61,748 ($75,502 CDN) as of December 31, 2008.   This is a due on demand loan with no interest rate and maturity date.

The Company is obligated to an affiliated company that is controlled by the Company’s president pursuant to a loan payable totaling $208,348 ($254,757 CDN) as of December 31, 2008.   This is a due on demand loan with no interest rate and maturity date.

The Company’s subsidiary Vencash is indebted to E-Debit Vice President for a loan payable totaling $81,300 ($99,410 CDN) as of December 31, 2008.  This is a due on demand loan with no interest rate and maturity date.

The Company’s subsidiary Westsphere Systems Inc. owed E-Debit’s directors for loans advance totaling $79,481 ($97,186 CDN) as of December 31, 2008.  This is a due on demand loan with no interest rate and maturity date.

The Company’s subsidiary Vencash Capital Corporation accrued for officer and employee bonuses totaling $54,891 ($67,118 CDN) as of December 31, 2008.  This is a due on demand loan with no interest rate and maturity date.

Year 2009

The Company expensed $79,402 ($84,000 CDN) during 2009 for consulting and management services to an affiliated company that is controlled by the Company’s president.

Others receivable - related party:

49% shareholder’s of Personal Financial Solution	$2,649

Indebtedness to related parties:

The Company is obligated to its president pursuant to a loan payable totaling $39,289 ($41,218 CDN) as of December 31, 2009.  This is a due on demand loan with no interest rate and maturity date.

The Company is obligated to an affiliated company that is controlled by the Company’s president pursuant to a loan payable totaling $61,908 ($64,948 CDN) as of December 31, 2009.  This is a due on demand loan with no interest rate and maturity date.

The Company’s subsidiary Westsphere systems Inc. is indebted to E-Debit Vice President for a loan payable totaling $4,294 ($4,505 CDN) as of December 31, 2009.  This is a due on demand loan with no interest rate and maturity date.

The Company’s subsidiary Westsphere Systems Inc. owed E-Debit's officers for loans advance totaling $4,439 ($4,656 CDN) as of December 31, 2009.  This is a due on demand loan with no interest rate and maturity date.

The Company’s subsidiary Westsphere Systems Inc. owed E-Debit's directors for loans advance totaling $25,590 ($26,847 CDN) as of December 31, 2009.  This is a due on demand loan with no interest rate and maturity date.

The Company’s subsidiary Vencash Capital Corporation accrued for officer and employee bonuses totaling $63,975 ($67,118 CDN) as of December 31, 2009.  This is a due on demand loan with no interest rate and maturity date.

Note 12 – Discontinued Operations

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

As a result E-Debit initiated a similar action to secure its loan to TRAC which also was secured by a General Security Agreement registered under the Alberta Personal Property Protection Act.   TRAC subsequently turned over the business operations, books and records to the appointed receiver in bankruptcy after the termination of TRAC business operations on May 5, 2009.  On August 11, 2009, Notice was given to E-Debit of a first creditor’s meeting which will be held on August 27, 2009 whereby E-Debit was listed as a secured creditor under the TRAC bankruptcy.

TRAC business related to the sale and processing of Point of Sale Equipment which ran at a continual loss historically and will have no impact on E-Debit’s continuing operations.

At this time the assets of TRAC are with the court appointed receiver and control of TRAC by E-Debit ended on May 5, 2009.  No financial reporting since 2nd quarter 2009.

Results for discontinued operations were as follows:

	2009	2008
Loss on dispositions	$(443,549)	$-
Loss from operations of POS component	(12,676)	(47,241)
Loss from discontinued operations	$(456,225)	$(47,241)

Summarized financial information for discontinued operations is as follows:

	2009	2008
Revenue	$63,806	$268,663
Cost of sales	(30,534)	(76,033)
Operating expenses	(45,948)	(239,871)
Other income (expense)	-	-
Net loss before income taxes	(12,676)	(47,241)
Provision for income taxes	-	-
Net loss from operations	$(12,676)	$(47,241)

The net liabilities of discontinued operations, which are included on the consolidated Balance Sheet, consist of the following at December 31, 2009 and December 31, 2008:

	2009	2008
Cash	$-	$18,600
Accounts receivable	-	6,918
Prepaid expense and deposit	-	724
Property held for sale	-	50,091
Total assets	-	76,333
Current liabilities	-	40,584
Long-term debt	-	331,371
Total liabilities	-	371,955
Net liabilities of discontinued operations	$-	$295,622

Note 13 – Subsequent Events

In February 2010, E-Debit issued 500,000 common shares to one of the consultants who exercised his 2009 options to purchase shares of our common stock at $0.70 per share.

In March 2010, the boards after reviewing the business of operations as a whole have determined that it is in the best financial interests for the Corporation to raise additional funds through private offering memorandum for up to 12,500,000 units of Common Stock at $0.10 per share.  The use of the proceeds from this offering is to be allocated to support the switch operations, purchasing of software and hardware, and general and administrative costs.  The completion of the offering is expected to be completed by the end of the first quarter of the year 2010.

Note 14 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses for the years ended December 31, 2009 and 2008, and as of December 31, 2009, had a working capital deficit of $400,251 and an accumulated deficit of $760,509.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.  Furthermore, the management is in the process of restructuring, reorganization and consolidation of all its operations as a whole in order to save costs.  In addition, there is no demand for payment on the accounts payable to related parties of $199,495 and shareholder loans of $430,997 as these liabilities are owed to internal officers and directors.   Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of December 31, 2009. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our chief executive and chief financial officer, of the effectiveness, as of December 31, 2009, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Due to the fact that we have a limited number of employees and are not able to have proper segregation of duties based on the cost/benefit of hiring additional employees solely to address the segregation of duties issue, we have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. However, we have determined that the risks associated with the lack of segregation of duties are partially mitigated based on the close involvement of management in day-to-day operations. We have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

Further, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  Other Information

None
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  Our Directors and Officers and Our Subsidiaries

Our Management

The following table furnishes the information concerning the members of our Board of Directors and Officers as of March 31, 2010. Our Directors are elected every year and serve until their successors are elected and qualified:

Name	Age	Title	Term of Service
Douglas N. Mac Donald	61	Director, President, CEO	07/98 to present
Robert L. Robins	68	Director/V.P./Sec. Treasurer	07/98 to present
Dr. Roy Queen	67	Director	12/98 to present
Kim Law	42	V.P./CFO Director	05/00 to present 08/02 to present
Bernd Reuscher	66	Director	04/02 to present
Jack (John) Thomson	80	Director	11/04 to present
Sonja Dreyer	58	Vice-President	05/00 to present

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

Ms. Sonja Dreyer – Vice President of Administration

Ms. Dreyer acts as the Executive Assistant to our Board of Directors. Ms. Dreyer has held this position since May 2000.   E-Debit calls upon Ms. Dreyer’s considerable administrative background along with her commercial marketing, client service and customer relations experience in order to coordinate the Administration and Management of  E-Debit and its subsidiary companies.

Ms. Sonja Dreyer- Vice President- Westsphere Systems Inc.  (WSI)

This position includes overseeing all management and administration of the Base 24-ACI processing Switch.
Westsphere Systems Inc, controls the switching Process of the ATM’s

Ms. Dreyer assists Mr. Mac Donald in the day to day operations of the ATM business and is responsible for all subsidiary operations.

Management of Vencash Capital (a wholly owned subsidiary)

Name	Age	Title	Term of Service
Douglas N. Mac Donald	61	Director/CEO/	07/98 to present
Robert L. Robins	68	Director//Secretary/Treasurer	07/98 to present
Bernd Reuscher	66	Director	04/02 to present
Dr. Roy Queen	67	Director	12/98 to present
Kim Law	42	Director/CFO	08/02 to present
Mr. Jack (John) Thomson	80	Director	11/04 to present
Sonja Dreyer	58	Vice President & COO	07/09 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see "Our Management" above.

Management of Westsphere Capital Group Ltd. (a wholly owned subsidiary

Name	Age	Title	Term of Service
Douglas N. Mac Donald	61	Director/CEO/President	07/05 to Present
Robert L. Robins	68	Director	07/05 to Present
Bernd Reuscher	66	Director	07/05 to Present
Dr. Roy Queen	67	Director	07/05 to Present
Kim Law	42	Director, CFO	07/05 to Present
Mr. Jack (John) Thomson	80	Director	07/05 to Present
Ms. Sonja Dreyer	58	Vice President	07/05 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see "Our Management” above.

Management of E-Debit International Inc. (a wholly owned subsidiary)

Name	Age	Title	Term of Service
Douglas N. Mac Donald	61	Director/CEO/President	03/00 to Present
Robert L. Robins	68	Director	03/00 to Present
Bernd Reuscher	66	Director	03/00 to Present
Dr. Roy Queen	67	Director	03/00 to Present
Kim Law	42	Director/CFO	03/00 to Present
Mr. Jack (John) Thomson	80	Director	03/00 to Present
Ms. Sonja Dreyer	58	Vice President	06/06 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see "Our Management" above.

Management of Westsphere Systems Inc. (a wholly owned subsidiary)

Name	Age	Title	Term of Service
Douglas N. Mac Donald	61	Director, CEO/President	10/01to present
Robert L. Robins	68	Director	10/01to present
Dr. Roy Queen	67	Director	10/01 to present
Bernd Reuscher	66	Director	10/01 to present
Kim Law	42	Director/CFO	10/01 to present
Mr. Jack (John) Thomson	80	Director	11/04 to present
Ms. Sonja Dreyer	58	VP/Chief Operating Officer	06/06 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, Jack Thomson, and Sonja Dreyer see "Our Management" above.  For information on Brett Border see "Management of Vencash Capital Corporation" above.

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

(b)  Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Douglas Mac Donald	President, Chief Executive Officer and a member of the B.O.D.	N/A	N/A	N/A
Robert Robins	Vice President, Sec., Treasurer and member of the B.O.D.	N/A	1	N/A
Sonja Dreyer	Vice President of Administration and Executive Assistant to the B.O.D.	N/A	N/A	N/A
Kim Law	Vice President of Finance, Chief Financial Officer and a member of the B.O.D.	N/A	N/A	N/A
Bernd Reuscher	Member of Board of Directors	N/A	N/A	N/A
Dr. Roy Queen	Member of Board of Directors	N/A	N/A	N/A
Mr. Jack (John) Thomson	Member of Board of Directors	N/A	N/A	N/A

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

ITEM 11.   EXECUTIVE COMPENSATION

Cash Compensation

Compensation paid by us for all services provided during the fiscal year ended December 31, 2009, (1) to each of our five (5) most highly compensated executive officers whose cash compensation exceeded $100,000 and (2) to all officers as a group is set forth below under directors.

Summary Compensation Table of Executives

Name and Principal Position	Year	Salary		Stock Options

Douglas N. Mac Donald*	2001	$33,393		—
President and Director	2002	$38,049		24,525
	2003	$59,092	**	—
	2004	$84,661		—
	2005	$87,477		—
	2006	$87,448		—
	2007	$94,937		—
	2008	$84,293		—
	2009	$96,309		265,000

*   Mr. Mac Donald receives his salary through his corporation, Mac Donald and Associates total $80,068 ($84,000 CDN) and $17,157 ($18,000 CDN) under Douglas Mac Donald.

**  $59,092 represents compensation effective April 1 to year end.

****   USD to CAD currency exchange rate year 2009 average (365 days): 1.04911.

Compensation Pursuant to Management Contracts

Douglas Mac Donald

During the fiscal year ending December 31, 2002, Mac Donald & Associates Gaming Specialists Inc. and/or Douglas Mac Donald received $38,049 per annum payable monthly. The management contract provides for an automatic renewal every six (6) months subject to any defaults by Mr. Mac Donald of the terms of the contract. The contract also provides for a six (6) month severance package. This contract expired as of April 1, 2003. Three (3) options were granted during this period. The first option was granted on September 30, 2002 for 18,750 shares at $2.80 per share and expires on September 30, 2007. The Second option was granted December 31, 2002 for 24,525 shares at $0.70 per share and the expiration date of this option is to be determined by the Board of Directors.  The Third option was granted December 9, 2009 for 2,015,000 shares at $0.07 per share and expires on January 26, 2015.

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

On January 26, 2005, an option of 33,650 shares was granted to Douglas Mac Donald at $0.94 per share. This option expires January 26, 2010.

Option Grants

The following table sets forth information regarding stock option grants to our officers and directors as of March 31, 2010: The option amounts and prices have changed due to the 20 to 1 rollback of April 01, 2005

Options granted in year 2002

Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted	Exercise or Base Price ($/Share)	Expiration Date(1)

Doug MacDonald	24,525	0.33%	$0.70	(1)
Robert Robins	10,025	0.13%	$0.70	(1)

(1)	The expiration date of these options has not yet been determined by the Board of Directors.

Options granted in year 2009

Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted	Exercise or Base Price ($/Share)	Expiration Date

Doug MacDonald	2,015,000	26.94%	$0.07	Jan/26/2015
Robert Robins	600,000	8.02%	$0.07	Jan/26/2015
Sonja Dreyer	950,000	12.70%	$0.07	Jan/26/2015
Kim Law	725,000	9.69%	$0.07	Jan/26/2015
Jack Thomson	265,000	3.54%	$0.07	Jan/26/2015
Bernd Reuscher	265,000	3.54%	$0.07	Jan/26/2015
Dr. Roy Queen	265,000	3.54%	$0.07	Jan/26/2015

Option Exercises

Two of the Executive Officers named in the Summary Compensation Table have exercised a portion of their 2009 options to purchase shares of our common stock on December 12, 2009.

The following table sets forth details of each exercise of stock options as of March 31, 2010 by any of the named Executive Officers, and the March 31, 2010 value of unexercised options on an aggregate basis.

Aggregated Options Exercised

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options as of December 31, 2009 Exercisable(2)/ Unexercisable	Value of Unexercised in the Money-Options at December 31, 2009 Exercisable/ Unexercisable (1)

Douglas MacDonald	Nil	Nil	24,525 (exercise) 0 (unexercisable)	$0.70 (exercise) $0 (unexercisable)

Robert Robins	10,025	$0.70	10,000 (exercise) 0 (unexercisable)	$0.70 (exercise) $0 (unexercisable)

(1)	Based on closing price of $0.04 on December 31, 2003.

(2)	Includes Options to purchase common shares within 60 days after December 31, 2003.

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options as of December 31, 2009 Exercisable(4)/ Unexercisable	Value of Unexercised in the Money-Options at December 31, 2009 Exercisable/ Unexercisable (3)
Douglas MacDonald	1,750,000	$0.07	265,000 (exercise) 0 (unexercisable)	$0.07 (exercise) $0 (unexercisable)

Robert Robins	Nil		600,000 (exercise) 0 (unexercisable)	$0.07 (exercise) $0 (unexercisable)

Sonja Dreyer	230,000	$0.07	720,000 (exercise) 0 (unexercisable)	$0.07 (exercise) $0 (unexercisable)

Kim Law	Nil	Nil	725,000 (exercise) 0 (unexercisable)	$0.07 (exercise) $0 (unexercisable)

Jack Thomson	Nil		265,000 (exercise) 0 (unexercisable)	$0.07 (exercise) $0 (unexercisable)

Bernd Reuscher	Nil		265,000 (exercise) 0 (unexercisable)	$0.07 (exercise) $0 (unexercisable)

Dr. Roy Queen	Nil		265,000 (exercise) 0 (unexercisable)	$0.07 (exercise) $0 (unexercisable)

(3)	Based on stock option price of $0.07 on December 9, 2009.

(4)	Includes Options to purchase common shares within 5 years after January 2010.

Compensation of Directors

We did not pay any compensation for services provided by the directors during the fiscal year ended December 31, 2009.

Termination of Employment and Change of Control Arrangements

None.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our "Named Executive Officers" during our fiscal year ended December 31, 2009. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives.  Currently our Board does not have a compensation committee.  Our officers are members of our Board of Directors and are able to vote on matters of compensation.  We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time.  In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended December 31, 2009 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices.  In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

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

Components of Our Executive Compensation Program

Our current executive compensation program is entirely salary based.  In the future we intend to incorporate additional components we believe are necessary in order for the Company to provide a competitive compensation package relative to our peers and to provide an appropriate mix between short-term and long-term cash and non-cash compensation. Elements of our future executive compensation are likely to include:

     o    Base Salary
     o    Stock Awards
     o    Other benefits available to all employees
     o    Items specific to our President and Chief Executive Officer per an employment agreement

Base Salary: At present we do not have a salary structure for employees and Executives, and amounts are based on skill set, knowledge and responsibilities.  Base salaries may be established as necessary. During the year ended December 31, 2009 none of our Named Executive Officers received a salary increase.

Stock Awards:  A portion of compensation paid to our executives will be equity based.  We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives' compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives. No stock compensation awards were granted during the year ending December 31, 2009.

Other Benefits: Our Executive Officers and employees receive group benefits plan.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our outstanding common and preferred stock as of March 31, 2010 for: each of our directors and executive officers individually; each person or group that we know owns beneficially more than five percent (5%) of our common stock; and all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term, “beneficial ownership”. Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common stock subject to options currently exercisable or exercisable within sixty (60) days, to be outstanding for purposes of computing the percentage ownership of the person holding the options, but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person. The applicable percentage of ownership for each shareholder is based on 4,973,054 shares of common stock and 1,417,118 shares of preferred stock outstanding as of March 31, 2010 together with applicable options for that shareholder. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name and Address of Beneficial Owner Officers and Directors	Number of Common Shares of Beneficial Owner	Percentage of Common Shares Owned	Number of Preferred Shares of Beneficial Owner	Percentage of Preferred Shares Owned	Note
Douglas N. Mac Donald St. Albert, Alberta, Canada (Personal Shares Held	1,787,502		327,580		(1)
(Personal Options Held	289,525

Total	2,077,027	25.70%	327,580	23.12%

Robert L. Robins Calgary, Alberta, Canada					(2)
(Personal Shares Held)	25,025		36,025
(Personal Options Held)	610,000
(Robins Nest Holdings)			38

Total	635,025	7.86%	36,063	2.54%

Dr. Roy L. Queen Kamloops, B.C., Canada					(3)
(Personal Shares Held)			121,119
(Personal Options Held)	265,000
(Drin Holdings Ltd.)	10,030
(Transural Trade)			11,496

Total	275,030	3.40%	132,615	9.36%

Bernd Reuscher Edmonton, Alberta, Canada					(4)
(Personal Shares Held)			49,582
(Personal Options Held)	265,000
(989939 Alberta Ltd.)			65,862
(MBR Venture Corp.)			141,250

Total	265,000	3.28%	256,694	18.11%

Kim Law Calgary, Alberta, Canada					(5)
(Personal Shares Held)	50		15,000
(Personal Options Held)	725,000

Total	725,050	11.76%	15,000	1.06%

Sonja Dreyer Calgary, Alberta, Canada					(6)
(Personal Shares Held)	242,376
(Personal Options Held)	720,000
(1035760 Alberta Ltd,)			27,811
Total	962,376	11.91%	27,811	1.96%

Jack (John) Thomson Kingston, Ontario Canada					(7)
(Personal Shares Held)	10,024		18,750
(Personal Options Held)	265,000

Total	275,024	3.40%	18,750	1.32%

Total shares owned by Officers and Directors	5,214,532	67.31%	814,513	57.47%

(1)      Doug Mac Donald   2,404,607 Shares
36,200 preferred shares are held in the name of Douglas  Mac Donald; 55,000 preferred shares are held in the name of  Mr. Mac Donald’s’ wife Patricia Mac Donald; 60,002 preferred shares are held in the name of Mac Donald Venture Corp. of which Mr. Mac Donald  is the sole officer and Director; 66,530 preferred shares are held in the name of  797320 Alberta Ltd. of which Mr. Mac Donald is the sole officer and Director; 1,250,000 common shares are held in the name of Douglas Mac Donald, 537,502 common shares are held in the name of 723352 Alberta Ltd. of which Mr. Mac Donald is the sole officer and Director, 35,838 preferred shares are held in the name of 723352 Alberta Ltd. of which Mr. Mac Donald is the sole officer and Director, 24,525 of these shares are held in the form of stock options giving Mr. Mac Donald the right to purchase up to 24,525 shares for $0.70 per share with an end date to be determined by the Board of Directors and 265,000 of these shares are held in the form of stock options  giving 797320 Alberta Ltd. the right to purchase up to  265,000 shares for $0.07 per share until January 26, 2015, of which Mr. Mac Donald is the sole officer and Director, Doug Mac Donald is part owner of 989939 Alberta Ltd. with a share position of 65,862 preferred shares. *(50% is owned by Doug Mac Donald and 50% is owned by Bernd Reuscher and 8,148 preferred shares are held in the name of Mac Donald & Associates Gaming Specialists Inc., of which Mr. Mac Donald is the sole officer and Director.

(2)      Bob Robins   671,088 Shares
38 preferred shares are held in the name of Robins Nest Holdings Inc.; 36,025 preferred shares are held in the name of Bob Robins; 25,025 common shares are held in the name of Robert L. Robins,  10,000 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 10,000 shares for $0.70 per share with an end date to be determined by the Board of Directors and 600,000 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 600,000 shares for $0.07 per share until January 26, 2015.

(3)      Dr. Roy Queen   407,645 Shares
121,119 preferred shares are held in the name of Dr. Queen; 10,030 common shares are held in the name of Drin Holdings Ltd., which is solely owned by Dr. Queen and 11,496 preferred shares are held in the name of Transural Inc., which is solely owned by Dr. Queen and 265,000 of these shares are held in the form of stock options giving Dr. Queen the right to purchase up to 265,000 shares for $0.07 per share until January 26, 2015.

(4)      Bernd Reuscher  521,694 Shares
49,582 preferred shares are held in the name of Bernd Reuscher; 141,250  preferred shares are held in the name of MBR Venture Corp. of which Mr. Reuscher is the sole officer and Director, Bernd Reuscher is part owner of 989939 Alberta Ltd. with a preferred share position of 65,862 shares. *(50% is owned by Bernd Reuscher and 50% is owned by Doug Mac Donald) and 265,000 of these shares are held in the form of stock options giving Mr. Reuscher the right to purchase up to 265,000 shares for $0.07 per share until January 26, 2015.

(5)      Kim Law   740,050 Shares
50 common shares and 15,000 preferred shares are held in the name of Kim Law, and 725,000 of these shares are held in the form of stock options giving Mr. Law the right to purchase up to 725,000 shares for $0.07 per share until January 26, 2015.

(6)      Sonja Dreyer  990,187 Shares
242,376 common shares are held in the name of Sonja Dreyer, 27,501 preferred shares are in 1035760 Alberta Ltd, a numbered Company wholly owned by Ms Dreyer, 310 Preferred shares are held in the name of Sonja Dreyer and 720,000 of these shares are held in the form of stock options giving Ms. Dreyer the right to purchase up to 720,000 shares for $0.07 per share until January 26, 2015.

(7)      Jack (John) Thomson    293,774 Shares
7,500 preferred shares are held in the name of Jack John Thomson and 11,250 Preferred shares are held in the name of John AP Thomson 10,024 common shares are held in the name of Jack Thomson and 265,000 of these shares are held in the form of stock options giving Mr. Thomson the right to purchase up to 265,000 shares for $0.07 per share until January 26, 2015.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by Cordovano and Honeck LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Cordovano and Honeck LLP, in connection with statutory and regulatory filings or engagements were $25,770 for the fiscal year ended 2008 and $40,000 for the fiscal year ended 2009.

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2008 and 2009.

Tax Fees

There were no fees for tax compliance, tax advice, and tax planning for the fiscal years ended 2008 and 2009.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Cordovano and Honeck LLP other than the services reported above.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

    1.    Financial Statements (See Item 8 Above)
    2.    Financial Statement Schedules:  None
    3.    Exhiibits as follows:

Exhibit Number	Description	Reference

3.1(i)	Articles of Incorporation filed and all amendments thereto filed with the Secretary of the State of Colorado	*

3(i)(a)	By-Laws of Westsphere Asset Corporation, Inc.	*

3(i)(b)	By-Laws of Vencash Capital Corporation	*

31.1	Section 302 Certification - Chief Executive Officer

31.2	Section 302 Certification - Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

*	Incorporated by Reference Exhibits previously filed on Form 10-SB on December 1, 2000, File No. 0-32051.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-DEBIT GLOBAL CORPORATION

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Douglas N. Mac Donald
Name:   Douglas N. Mac Donald
Title:   President
Date:   April 14, 2010

By:   /s/ Kim Law
Name:   Kim Law Title:   Principal Financial and Accounting Officer
Date:   April 14, 2010

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:   /s/ Douglas N. Mac Donald
Name:   Douglas N. Mac Donald
Title:   President and Board of Directors
Date:   April 14, 2010

By:   /s/ Robert L. Robins
Name:   Robert L. Robins
Title:   Board of Directors
Date:   April 14, 2010

By:   /s/ Bernd Reuscher
Name:   Bernd Reuscher
Title:   Board of Directors
Date:   April 14, 2010

By:   /s/ Roy L. Queen
Name:   Roy L. Queen
Title:   Board of Directors
Date:   April 14, 2010

By:   /s/ Kim Law
Name:   Kim Law
Title:   Board of Directors
Date:   April 14, 2010

By:   /s/ John (Jack) Thomson
Name:   Jack Thomson
Title:   Board of Directors
Date:   April 14, 2010