Form 10-Q
period 2010-03-31
E-Debit Global Corp.
filed 2010-05-14
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

WESTSPHERE ASSET CORPORATION, INC.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 4, 2010, there were 4,973,054 outstanding shares of the Registrant's Common Stock, no par value and 1,417,118 shares of Preferred Stock, no par value.

E-DEBIT GLOBAL CORPORATION

INDEX TO THE FORM 10-Q

For the quarterly period ended March 31, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Consolidated Balance Sheet

ASSETS	March 31, 2010 (Unaudited)	December 31, 2009
CURRENT ASSETS
Cash	$660,179	$586,958
Accounts receivable net of allowance for doubtful accounts of $108,101 and $105,513	56,691	79,967
Other receivable – related parties	2,728	2,649
Inventory	157,268	151,136
Prepaid expense and deposit	5,639	5,018
Total current assets	882,505	825,728

Property and equipment, net of depreciation	153,135	161,722
Note receivable	157,041	152,510
Intangible Assets, net of amortization	126,391	129,204

Total assets	$1,319,072	$1,269,164

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$835,857	$914,560
Accrued liabilities	219,195	264,434
Current portion of loans	162,930	220,187
Indebtedness to related parties	432,024	199,495
Total current liabilities	1,650,006	1,598,676

Shareholder loans	494,482	430,997
Loans payable, less current portion	—	—
Total liabilities	2,144,488	2,029,673

Minority interest in subsidiaries	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock – authorized 75,000,000 shares, no par value, 14,171,180 shares issued and outstanding at March 31, 2010 and 14,171,180 at December 31, 2009	1,400,855	1,400,855
Common stock - authorized 75,000,000 shares, no par value; 4,973,054 shares issued and outstanding at March 31, 2010 and 3,391,726 at December 31, 2009	897,977	754,824
Additional paid-in capital	311,444	311,444
Accumulated other comprehensive income	54,834	76,503
Accumulated deficit	(3,490,526)	(3,304,135)
Total stockholders’ deficit	(825,416)	(760,509)

Total liabilities and stockholders’ Deficit	$1,319,072	$1,269,164

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Consolidated Statements of Operations
For the Three Months Ended March 31,
(Unaudited)
	2010	2009
Revenue -
Equipment and supplies	$2,339	$32,237
Residual and interchange income	943,212	696,577
Other	—	6,605
Total revenue	945,551	735,419

Cost of sales -
Equipment and supplies	1,034	38,262
Residual and interchange costs	643,526	445,285
Commissions	—	2,011
Other	140,295	31,517
Total cost of sales	784,855	517,075

Gross profit	160,696	218,344

Operating expenses -
Depreciation and amortization	18,538	21,457
Consulting fees	43,113	43,719
Legal and accounting fees	27,932	11,226
Salaries and benefits	145,181	155,461
Travel, delivery and vehicle expenses	20,397	36,419
Other	99,008	85,323
Total operating expenses	354,169	353,605

(-Loss-) from operations	(193,473)	(135,261)
Other income (expense) -
Interest income	—	261
Other income	22,037	—
Interest expense	(14,955)	(18,190)
Net (-loss-) before income taxes	(186,391)	(153,190)

Provision for income taxes	—	—

Net (-loss-)	$(186,391)	$(153,190)

Basic net (-loss-) per common share	$(0.17)	$(0.26)
Weighted number of shares outstanding	1,111,486	591,726

Other comprehensive income (loss) -
Net (-loss-)	$(186,391)	$(153,190)
Foreign currency translation adjustment	(21,669)	6,695
Total comprehensive (-loss-)	$(208,060)	$(146,495)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

						Foreign
					Additional	Currency
	Preferred Stock		Common Stock		Paid-in	Translation	Accumulated
	Shares	Amount	Shares	Amount	Capital	Adjustment	(Deficit)	Total
Balance, December 31, 2009*	14,171,180	$1,400,855	3,391,726	$754,824	$311,444	$76,503	$(3,304,135)	$(760,509)

Exercise of options	-	-	500,000	35,000	-	-	-	35,000

Private offering	-	-	1,081,328	108,153	-	-	-	108,153

Net loss for the three months ended March 31, 2010	-	-	-	-	-	(21,669)	(186,391)	(208,060)

Balance, March 31, 2010	14,171,180	$1,400,855	4,973,054	$897,977	$311,444	$54,834	$(3,490,526)	$(825,416)

*Restated to reflect 10 to 1 stock split (see Note 9)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Consolidated Statement of Cash Flows
For the Three Months Ended March 31,
(Unaudited)
	2010	2009
Cash flows from operating activities:
Net (loss) income from operations	$(186,391)	$(153,190)
Reconciling adjustments -
Depreciation and amortization	18,538	21,457
Other non-cash transactions	—	—
Changes in operating assets and liabilities
Accounts receivable	23,197	(6,498)
Inventory	(6,132)	(2,212)
Prepaid expenses and other	(621)	18,559
Accounts payable and accrued liabilities	51,330	146,031
Net cash (used for) operations	(100,079)	24,147

Cash flows from investing activities:
Purchase of equipment	—	(10,781)
Disposal of equipment	1,097	775
Collections of loans receivable	—	2,428
Net cash (used for) investing activities	1,097	(7,578)

Cash flows from financing activities:
Private offering	31,585	—
Proceeds from loans	94,971	184,486
Repayments of loans	—	(4,245)
Net cash provided by financing activities	126,556	180,241

Foreign currency translation adjustment	45,647	14,532
Net change in cash and cash equivalents	73,221	211,342
Cash at beginning of year	586,958	87,880
Cash at end of year	$660,179	$299,222

Supplemental schedules:
Cash paid for interest	$14,954	$13,958
Cash paid for income taxes	$—	$—

Noncash investing and financing activities
Shares issued for the forgiveness of debt	$111,568	$—

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Notes to Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 1 – Basis of Presentation and Nature of Operations

The accompanying consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements and the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X.  The accompanying consolidated financial statements included herein have been prepared by E-Debit Global Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and E-Debit Global Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by E-Debit Global Corporation later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

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

Note 5 – Deferred Costs/Intangible Assets

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

E-Debit has officially launched its switch in January 2009 and commenced rollover of ATMs to process all transactions through its association with ACI.  The deferred costs have been reclassified as intangible assets in year 2009.

Note 6 – Notes Receivable

The note receivable total $157,041 ($160,000 CDN), carry no interest rate, and require no monthly payments.  The Company can demand funds be returned at anytime.  The purpose of this note receivable are to supply vault cash to E-Debit’s wholly owned subsidiary Vencash’s customers ATM equipments and site locations.  Revenue from this note is generated from surcharge transactions.  This note receivable is reflected in the accompanying consolidated balance sheet as note receivable.

Note 7– Related Party

The Company expensed $23,045 ($24,000 CDN) during the first quarter of 2010 for consulting and management services to an affiliated company that is controlled by the Company’s president.

Others receivable - related party:

49% shareholder’s of Personal Financial Solution	$2,728

Indebtedness to related parties:

The Company is obligated to its president pursuant to a loan payable totaling $51,635 ($52,608 CDN) as of March 31, 2010.  This is a due on demand loan with no interest rate and maturity date.

The Company is obligated to an affiliated company that is controlled by the Company’s president pursuant to a loan payable totaling $101,843 ($103,762 CDN) as of March 31, 2010.  This is a due on demand loan with no interest rate and maturity date.

The Company’s subsidiary Westsphere systems Inc. is indebted to E-Debit Vice President for a loan payable totaling $121,883 ($124,179 CDN) as of March 31, 2010.  This is a due on demand loan with no interest rate and maturity date.

The Company’s subsidiary Westsphere Systems Inc. owed E-Debit’s officers for loans advance totaling $10,359 ($10,554 CDN) as of March 31, 2010.  This is a due on demand loan with no interest rate and maturity date.

The Company’s subsidiary Westsphere Systems Inc. owed E-Debit’s directors for loans advance totaling $80,427 ($81,942 CDN) as of March 31, 2010.  This is a due on demand loan with no interest rate and maturity date.

The Company’s subsidiary Vencash Capital Corporation accrued for officer and employee bonuses totaling $65,877 ($67,118 CDN) as of March 31, 2010.  This is a due on demand loan with no interest rate and maturity date.

Note 8 – Shareholder’s Deficit

In February 2010, one of the consultants exercised his options of 500,000 common shares at $0.07 per share for a total of $35,000.  The investor paid for the stock options with the forgiveness of debt.

In March 2010, the Board, after reviewing the business of operations as a whole, determined that it is in the best financial interests for the Corporation to raise additional funds through a private offering memorandum for up to 12,500,000 units of Common Stock at $0.10 per share.  The use of the proceeds from this offering is to be allocated to support the switch operations, purchasing of software and hardware, and general and administrative costs.  The offering is expected to be completed by the end of the second quarter of the year 2010.  During the first quarter, E-Debit raised $108,153 and issued 1,081,327 common shares at $0.10 per share.  The investors paid cash for the stock of $31,585 and the remaining balance of $76,568 with the forgiveness of debt.

Note 9 – Subsequent Events

In May 2010, the Board of Directors has approved the amendment to the terms, rights and preferences of the Corporation’s preferred stock.  The outstanding issued Preferred Shares to be split on the basis of ten (10) shares for each (1) share held by each Preferred shareholder and no change to the conversion price, which remains at $.05 per share.  The preferred shares have been retroactively restated to reflect the 10 for 1 stock split from 1,417,118 to 14,171,180 shares.

In April 2010, E-Debit raised additional $78,624 to support the switch operations and general and administrative costs.  $50,000 was from one of the E-Debit’s directors and $28,624 was from investor.

Note 10 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses for the period ended March 31, 2010 and 2009, and as of March 31, 2010, had a working capital deficit of $767,501 and an accumulated deficit of $825,416.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.  Furthermore, the management is in the process of restructuring, reorganization and consolidation of all its operations as a whole in order to save costs.  In addition, there is no demand for payment on the accounts payable to related parties of $432,024 and shareholder loans of $494,482 as these liabilities are owed to internal officers and directors.   Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – March 31, 2010

Plan of Operations

During the three (3) month period of operations ending March 31, 2010, E-Debit and its subsidiaries generated a net loss from operations of $186,391, while a net loss from operations of $153,190 was realized for the same period from the previous year.  The increase in net loss of $33,201 over the same period from the previous year was caused by a decrease in gross profit of $57,648, an increase in legal and accounting fees of $16,706, and an increase in other expenses of $13,685.  The increase in net loss is partially offset against a decrease in salaries and benefits of $10,280, a decrease in travel, delivery and vehicle expenses of $16,022, a decrease in interest expense of $3,235, and an increase in other income of $22,037 over the same period from the previous year.

The decrease in gross profit was primarily caused an increase in other cost of sales of $108,778.  The decrease is partially offset against an increase in net residual and interchange income of $48,394.

The increase in other cost of sales was related to the switch operations.  E-Debit has officially launched its switch in January 2009 and commences rollover of ATMs to process all transactions through its association with ACI.

The increase in legal and accounting fees was mainly due to the SEC filing services, switch audit fees, and e-Debit’s subsidiary involved in civil claims which have arisen in the normal course of business.

The increase in other expenses was primarily due to the written off of one of the notes receivable.  The debtor has filed for bankruptcy and was with the Government of Alberta Court in Canada.  E-Debit is one of the secured creditors but the management believed that it is unlikely to receive any funds from the debtor.

The decrease in salaries and benefits was primarily due to the deletion of 3 positions during the year 2009:  Sale manager, and two junior accountants.

The decrease in interest expense was due to the pay down of the balance owed to the loans payable during the year.

The increase in other income was caused by the return of POS surcharge income of $9,602 from ATS collected on behalf of TRAC.  TRAC’s assets is sold on October 9, 2009 and all the proceed uses to repaid the first secured creditor.  As a result, E-Debit has written off its investment in TRAC.  The balance of $12,435 is related to various other software and services revenue.

To this date, 708 ATM are being processed between three switches. There was no change in operations during the year 2010 as compared to prior year.

In May 2010, the Board of Directors has approved the amendment to the terms, rights and preferences of the Corporation’s preferred stock.  The outstanding issued Preferred Shares to be split on the basis of ten (10) shares for each (1) share held by each Preferred shareholder and no change to the conversion price, which remains at $.05 per share.  The preferred shares have been retroactively restated to reflect the 10 for 1 stock split from 1,417,118 to 14,171,180 shares.

E-Debit and its subsidiaries currently did not generate sufficient revenues to meet overhead needs.  This is due to E-Debit switch operations which was launched in January 2009 and commence rollover of ATMs to process all transactions.  The switch operations currently did not generate sufficient revenue to cover it expenses.  E-Debit believes that until the rollover of ATMs is completed, the switch operations will generate sufficient revenues to meet it overhead needs.  This is due to E-Debit will process all transactions through its association with ACI thereby eliminating the costs, restrictions, and potential risks of relying on third party processors.  E-Debit expects the rollover of ATMs to be completed by the third quarter of this year.  As of date, 541ATM’s or 76% were under Westsphere Systems processing.

In addition, E-Debit continues experiencing a steady decrease in gross profit.  Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases.  However, no assurance can be given that the Company will be successful in raising additional capital.

E-Debit believes that the continued investment from related parties and outside investors will continue to produce sufficient ongoing funding to meet its current and future financial requirements.

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

Changes in Financial Position

During the Three (3) month period ending March 31, 2010, total assets increased from $1,269,164 to $1,319,072 primarily due to an increase in cash of $73,221.  The increase is partially offset against a decrease in accounts receivable net of allowance for doubtful of $23,276.

The significant increase in cash was mainly caused by the surcharge and interchange settlement owed to customers as of March 31, 2010.  These surcharge and interchange are returned to the customers on April 1, 2010.

As of March 31, 2010, E-Debit’s current liabilities consisted of accounts payable of $835,857, accrued liabilities of $219,195, current portion of loans of $162,930, and indebtedness to related parties of $432,024.

Accounts payable and accrued liabilities include a payable of $664,599 is payable for the return of surcharge and interchange; legal and accounting fees of $146,303; switch and hosting fees of $25,427; accrued vacation payable of $12,420; investors deposits of $77,010; and $129,293 due for consulting services, office expenses and various other general fees and charges.

In September 2007, E-Debit’s subsidiary Vencash entered into a loan agreement totaling $98,151 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $960 ($1,000 CDN) to September 2008, with an automatic extension for a further 6 month term. The principle is to be repaid in a maximum of 18 months. The purpose of the loan is to supply vault cash to E-Debit’s wholly owned subsidiary Vencash’s customers ATM equipment and site locations. As of March 31, 2010, the balance is $98,151 ($100,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

On November 5, 2007, E-Debit’s subsidiary Westsphere Systems Inc. raised $126,991 ($131,000 CDN) through a loan agreement with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,258 ($1,310 CDN) to October 2009, with an automatic extension for a further 12 month term. The purpose of the loan is to fund the switch development project.  In February 2010, the loan is reduced by $62,212 ($65,000 CDN) to purchase E-Debit’s private offering memorandum of 622,123 common shares at $0.10 per share.  As of March 31, 2010, the balance is $64,779 ($66,000 CDN), blended monthly payments of interest only of $634 ($660 CDN). This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $65,877 ($67,118 CDN), a loan advanced from E-Debit’s President in the amount of $153,478 ($156,370 CDN), a loan advanced from E-Debit’s officers in the amount of $14,460 ($14,733 CDN), a loan advance from E-Debit’s arms-length directors in the amount of $80,427 ($81,942 CDN) , and a deposit from Westsphere’s Vice President to purchase cash in the amount of $117,782 ($120,000 CDN).

Long term liabilities as at March 31, 2010 consisted of a shareholder loans totaling $494,482.  E-Debit’s shareholder loans related to cash advance from the directors total $401,730 with no interest and specific terms of repayment. The remaining balance of shareholder loans total $92,752 consist of a loan advance from a shareholder of $49,075 has an interest rate of 9% per annum with no specific terms of repayment, and a loan advance from E-Debit’s vice president total $43,677 has an interest rate of 12% per annum with no specific terms of repayment.

Shareholders’ deficit as of March 31, 2010 was negative $825,416, inclusive of an accumulated loss from operations of $3,490,526, as compared to shareholders deficit negative of $760,509 as of December 31, 2009. The increase in shareholders’ deficit of $64,907 was primarily due the current period deficit of $186,391 and a decrease in accumulated other comprehensive income of $21,669.  The increase in shareholders’ deficit is partially offset against an increase in issuance of common stock of $143,153.

In February 2010, one of the consultants exercised his options of 500,000 common shares at $0.07 per share for a total of $35,000.  The investor paid for the stock options with the forgiveness of debt.

In February 2010, E-Debit raised $108,153 through private offering memorandum and issued 1,081,327 common shares at $0.10 per share.  The investors paid cash for the stock of $31,585 and the remaining balance of $76,568 with the forgiveness of debt.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2010, the Company had working capital deficit of $767,501 and Stockholders' Deficit of $825,416 compared with working capital deficit of $772,948 and Stockholders' Deficit of $760,509 as of December 31, 2009.  The Company’s working capital deficit has decreased principally as a result of an increase in cash of $73,221, a decrease in accounts payable of $78,703, a decrease in accrued liabilities of $45,239, and a decrease in current portion of loans of $57,257.  The decrease is partially offset against a decrease in accounts receivable net of allowance for doubtful of $23,276 and an increase in indebtedness to related parties of $232,529.

The increase in indebtedness to related parties is from Westsphere’s directors and officers advanced deposits to support E-Debit operations.

Stockholders' Deficit increased as a result of a net loss for the three (3) months ended March 31, 2010 of $186,391 and a decrease in accumulated other comprehensive income of $21,669.  The decrease in shareholders’ deficit is partially offset against an increase in issuance of common stock of $143,153.

The Company’s consolidated operations used of net cash of $100,079, compared to the provided of net cash in the amount of $24,147 during the same period from the previous year. This increase in the use of net cash flow from operations was the result of an increase in net loss from operations of $33,201, a decrease in prepaid expenses and other of $19,180, and a decrease in accounts payable and accrued liabilities of $94,701.  The increase in the use of net cash is partially offset against a decrease in accounts receivable of $29,695.

Investing activities during the three (3) month period resulted in the net cash of $1,097, which was caused by the disposal of equipment.

Financing activities during the three (3) month period resulted in the provided of net cash of $126,556, which was caused by the proceeds from private offering memorandum of $31,585, and the proceeds from loans of $94,971.

Liquidity

E-Debit and its subsidiaries currently did not generate sufficient revenues to meet overhead needs.  This is due to E-Debit switch operations which was launched in January 2009 and commence rollover of ATMs to process all transactions.  The switch operations currently did not generate sufficient revenue to cover it expenses.  The shortages of funds raise substantial doubt as to the Company’s ability to continue as a going concern.

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

As of March 31, 2010, E-Debit was able to raise total $126,556.  $31,585 was from private offering memorandum; $52,219 was from private loan; and a loan advance from Westsphere’s arms-length directors in the amount of $42,752 ($43,557 CDN).  The cash was used to support the E-Debit operations.

In April 2010, E-Debit raised additional $78,624 to support the switch operations and general and administrative costs.  $50,000 was from one of the E-Debit’s directors and $28,624 was from investor.

Furthermore, there is no demand for payment on the accounts payable to relate parties of $432,024 and shareholders’ loan of $494,482 as these liabilities are owed to internal officers and directors. E-Debit believes that the investment from related parties, outside investors, and private offering memorandum will continue to produce sufficient ongoing funding to meet its current and future financial requirements.

E-Debit did not raise funds this year to facilitate Westsphere Systems growth opportunities due to the condition of Corporations’ financial market.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2010 (the “Evaluation Date”).

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no changes since the filing of the 10K on December 31, 2009.

ITEM 1A. RISK FACTORS

N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no changes since the filing of the 10K on December 31, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

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

By:   /s/ Douglas MacDonald
Name:  Douglas MacDonald
Title: President
Date:  May 14, 2010

By:   /s/ Kim Law
Name:  Kim Law
Title:  Principal Financial Officer and Accounting Officer
Date: May 14, 2010