Form 10-Q
period 2010-06-30
E-Debit Global Corp.
filed 2010-08-13
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 11, 2010, there were 13,486,884 outstanding shares of the Registrant's Common Stock, no par value and 14,171,180 shares of Preferred Stock, no par value.

E-DEBIT GLOBAL CORPORATION

INDEX TO THE FORM 10-Q

For the quarterly period ended June 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Consolidated Balance Sheet

ASSETS	June 30, 2010 (Unaudited)	December 31, 2009
CURRENT ASSETS
Cash	$656,192	$586,958
Accounts receivable net of allowance for doubtful accounts of $105,086 and $105,513	45,093	79,967
Other receivable – related parties	2,652	2,649
Inventory	161,846	151,136
Prepaid expense and deposit	11,186	5,018
Total current assets	876,969	825,728

Property and equipment, net of depreciation	664,730	161,722
Note receivable	152,667	152,510
Intangible Assets, net of amortization	116,405	129,204

Total assets	$1,810,771	$1,269,164

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$912,862	$914,560
Accrued liabilities	175,963	264,434
Current portion of loans	158,392	220,187
Indebtedness to related parties	307,578	199,495
Total current liabilities	1,554,795	1,598,676

Shareholder loans	398,386	430,997
Loans payable, less current portion	—	—
Total liabilities	1,953,181	2,029,673

Minority interest in subsidiaries	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock – authorized 75,000,000 shares, no par value, 14,171,180 shares issued and outstanding at June 30, 2010 and 1,417,118 at December 31, 2009	1,400,855	1,400,855
Common stock - authorized 75,000,000 shares, no par value; 13,133,861 shares issued and outstanding at June 30, 2010 and 3,391,726 at December 31, 2009	1,721,703	754,824
Additional paid-in capital	311,444	311,444
Accumulated other comprehensive income	59,919	76,503
Accumulated deficit	(3,636,331)	(3,304,135)
Total stockholders’ deficit	(142,410)	(760,509)

Total liabilities and stockholders’ Deficit	$1,810,771	$1,269,164

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Consolidated Statements of Operations
For the six Months Ended June 30,
(Unaudited)
	2010	2009
Revenue -
Equipment and supplies	$6,679	$19,625
Residual and interchange income	1,926,178	1,402,989
Other	29,567	53,952
Total revenue	1,962,424	1,476,566

Cost of sales -
Equipment and supplies	4,708	17,437
Residual and interchange costs	1,321,746	937,253
Commissions	—	2,011
Other	274,552	175,979
Total cost of sales	1,601,006	1,132,680

Gross profit	361,418	343,886

Operating expenses -
Depreciation and amortization	37,408	37,039
Consulting fees	86,003	89,942
Legal and accounting fees	42,811	3,150
Salaries and benefits	299,228	248,480
Travel, delivery and vehicle expenses	42,965	56,377
Other	165,972	189,813
Total operating expenses	674,387	624,801

(-Loss-) from operations	(312,969)	(280,915)

Other income (expense) -
Interest income	10	421
Other income	22,037	—
Interest expense	(41,274)	(33,462)
Net (-loss-) before income taxes	(332,196)	(313,956)

Provision for income taxes	—	—

Net (-loss-) from continuing operations	$(332,196)	$(313,956)

Discontinued operations
Loss from operations of POS component, net of tax	—	(12,676)
Loss on the disposal of POS component, net of tax	—	(443,549)

Net (-loss-)	$(332,196)	$(770,181)
Per-Share Amounts Loss from continuing operations	$(0.03)	$(0.53)
Loss from discontinued operations	—	(0.77)
Basic and diluted net (-loss-) per common share	$(0.03)	$(1.30)
Weighted average number of shares outstanding	10,659,377	591,726

Other comprehensive income (loss) -
Net (-loss-)	$(332,196)	$(770,181)
Foreign currency translation adjustment	(16,584)	(34,329)
Total comprehensive (-loss-)	$(348,780)	$(804,510)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Consolidated Statements of Operations
For the three Months Ended June 30,
(Unaudited)
	2010	2009
Revenue -
Equipment and supplies	$4,340	$11,526
Residual and interchange income	982,966	746,080
Other	29,567	47,347
Total revenue	1,016,873	804,953

Cost of sales -
Equipment and supplies	3,674	9,709
Residual and interchange costs	678,220	491,968
Other	134,257	144,462
Total cost of sales	816,151	646,139

Gross profit	200,722	158,814

Operating expenses -
Depreciation and amortization	18,870	16,623
Consulting fees	42,890	46,223
Legal and accounting fees	14,879	371
Salaries and benefits	154,047	116,902
Travel, delivery and vehicle expenses	22,568	20,957
Other	66,964	116,068
Total operating expenses	320,218	317,144

(-Loss-) from operations	(119,496)	(158,330)

Other income (expense) -
Interest income	10	160
Interest expense	(26,319)	(15,272)
Net (-loss-) before income taxes	(145,805)	(173,442)

Provision for income taxes	—	—

Net (-loss-) from continuing operations	$(145,805)	$(173,442)

Discontinued operations
Loss from operations of POS component, net of tax	—	—
Loss on the disposal of POS component, net of tax	—	(443,549)

Net (-loss-)	$(145,805)	$(616,991)

Per-Share Amounts Loss from continuing operations	$(0.01)	$(0.29)
Loss from discontinued operations	—	(0.75)
Basic and diluted net (-loss-) per common share	$(0.01)	$(1.04)
Weighted average number of shares outstanding	10,659,377	591,726

Other comprehensive income (loss) -
Net (-loss-)	$(145,805)	$(616,991)
Foreign currency translation adjustment	5,085	(41,024)
Total comprehensive (-loss-)	$(140,720)	$(658,015)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

						Foreign
					Additional	Currency
	Preferred Stock		Common Stock		Paid-in	Translation	Accumulated
	Shares	Amount	Shares	Amount	Capital	Adjustment	(Deficit)	Total
Balance, December 31, 2009*	14,171,180	$1,400,855	3,391,726	$754,824	$311,444	$76,503	$(3,304,135)	$(760,509)

Exercise of options	-	-	855,000	59,850	-	-	-	59,850

Private offering	-	-	8,887,135	907,029	-	-	-	907,029

Net loss for the three months ended March 31, 2010	-	-	-	-	-	(16,584)	(332,196)	(348,780)

Balance, June 30, 2010	14,171,180	$1,400,855	13,133,861	$1,721,703	$311,444	$59,919	$(3,636,331)	$(142,410)

*Restated to reflect 10 to 1 stock split (see Note 9)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Consolidated Statement of Cash Flows
For the six Months Ended June 30,
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net (loss) income from operations	$(332,196)	$(770,181)
Reconciling adjustments -
Depreciation and amortization	37,408	37,039
Other non-cash transactions	537,556	(295,622)
Changes in operating assets and liabilities
Accounts receivable	34,874	(47,672)
Inventory	(10,710)	(38,444)
Prepaid expenses and other	(6,168)	51,130
Accounts payable and accrued liabilities	(43,881)	403,067
Net cash (used for) operations	216,883	(660,683)

Cash flows from investing activities:
Purchase of equipment	(531,251)	(1,050)
Disposal of equipment	5,617	—
Disposal of investment in POS component	—	443,549
Collections of loans receivable	—	9,512
Net cash (used for) investing activities	(525,634)	452,011

Cash flows from financing activities:
Exercise of options	31,585	—
Private offering	100,000	—
Proceeds from loans	137,908	421,319
Repayments of loans	(32,611)	(34,696)
Net cash provided by financing activities	236,882	386,623

Foreign currency translation adjustment	141,103	110,253
Net change in cash and cash equivalents	69,234	288,204
Cash at beginning of year	586,958	69,280
Cash at end of year	$656,192	$357,484

Supplemental schedules:
Cash paid for interest	$29,129	$29,230
Cash paid for income taxes	$—	$—
Noncash investing and financing activities
Shares issued for the forgiveness of debt	$835,295	$—

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Notes to Financial Statements
June 30, 2010 and 2009
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

Note 5 – Deferred Costs/Intangible Assets

In order for E-Debit’s subsidiaries to remain competitive in the marketplace, E-Debit, through its subsidiary Westsphere Systems Inc. has successfully gained membership into the Canadian Interac Association as an Acquirer.  This will enable the direct processing of ATM, POS and other transactions for its other subsidiaries, Vencash and Westsphere Systems.  E-Debit has sourced out an industry leader, ACI Worldwide, and invested in the development and ongoing support required to facilitate the processing of transactions.  Westsphere Systems Inc. will process all transactions through its association with ACI thereby eliminating the costs, restrictions, and potential risks of relying on third party processors.  Most importantly, the investment in the processor, or switch, will also enable E-Debit’s direct entry into new and emerging markets such as card management and processing.

E-Debit has officially launched its switch in January 2009 and commenced rollover of ATMs to process all transactions through its association with ACI.  The deferred costs have been reclassified as intangible assets in year 2009.

Note 6 – Notes Receivable

The note receivable total $152,667 ($160,000 CDN), carry no interest rate, and require no monthly payments.  The Company can demand funds be returned at anytime.  The purpose of this note receivable are to supply vault cash to E-Debit’s wholly owned subsidiary Vencash’s customers ATM equipments and site locations.  Revenue from this note is generated from surcharge transactions.  This note receivable is reflected in the accompanying consolidated balance sheet as note receivable.

Note 7– Related Party
The Company expensed $23,342 ($24,000 CDN) during the second quarter of 2010 for consulting and management services to an affiliated company that is controlled by the Company’s president.

The Company expensed $46,387 ($48,000 CDN) for the six month period ending June 30, 2010 for consulting and management services to an affiliated company that is controlled by the Company’s president.

Others receivable - related party:

49% shareholder’s of Personal Financial Solution	$2,652

Indebtedness to related parties:

The Company is obligated to its president pursuant to a loan payable totaling $48,623 ($50,958 CDN) as of June 30, 2010.  This is a due on demand loan with no interest rate and maturity date.

The Company is obligated to an affiliated company that is controlled by the Company’s president pursuant to a loan payable totaling $129,365 ($135,578 CDN) as of June 30, 2010.  This is a due on demand loan with no interest rate and maturity date.

The Company’s subsidiary Westsphere systems Inc. is indebted to E-Debit Vice President for a loan payable totaling $3,987 ($4,179 CDN) as of June 30, 2010.  This is a due on demand loan with no interest rate and maturity date.

The Company’s subsidiary Westsphere Systems Inc. owed E-Debit’s officers for loans advance totaling $18,225 ($19,100 CDN) as of June 30, 2010.  This is a due on demand loan with no interest rate and maturity date.

The Company’s subsidiary Westsphere Systems Inc. owed E-Debit’s directors for loans advance totaling $60,902 ($63,827 CDN) as of June 30, 2010.  This is a due on demand loan with no interest rate and maturity date.

The Company’s subsidiary Vencash Capital Corporation accrued for officer and employee bonuses totaling $46,476 ($48,709 CDN) as of June 30, 2010.  This is a due on demand loan with no interest rate and maturity date.

Note 8 – Shareholder’s Deficit

In February 2010, one of the consultants exercised his options of 500,000 common shares at $0.07 per share for a total of $35,000.  The investor paid for the stock options with the forgiveness of debt.

In March 2010, the boards after reviewing the business of operations as a whole have determined that it is in the best financial interests for the Corporation to raise additional funds through private offering memorandum for up to 12,500,000 units of Common Stock at $0.10 per share.  The use of the proceeds from this offering is to be allocated to support the switch operations, purchasing of software and hardware, and general and administrative costs.  The completion of the offering is expected to be completed by the end of the third quarter of the year 2010.  During the first quarter, E-Debit raised $108,153 and issued 1,081,327 common shares at $0.10 per share.  The investors paid cash for the stock of $31,585 and the remaining balance of $76,568 with the forgiveness of debt.

During the second quarter, E-Debit raised $798,581 and issued 7,985,807 common shares at $0.10 per share.  The investors paid cash for the stock of $100,000 and the remaining balance of $698,581 with the forgiveness of debt.

Note 9 – Subsequent Events

In July 2010, E-Debit raised additional $87,000 from E-Debit’s directors to support the switch operations and general and administrative costs.

In August 2010, E-Debit raised $17,302 and issued 173,023 common shares at $0.10 per share.  The investors paid $17,302 with the forgiveness of debt.

Note 10 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses for the period ended June 30, 2010 and 2009, and as of June 30, 2010, had a working capital deficit of $677,826 and an accumulated deficit of $3,636,331.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.  Furthermore, the management is in the process of restructuring, reorganization and consolidation of all its operations as a whole in order to save costs.  In addition, there is no demand for payment on the accounts payable to related parties of $307,578 and shareholder loans of $398,386 as these liabilities are owed to internal officers and directors.   Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – June 30, 2010

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)

Plan of Operations

Results of Operations – Three Month Period

During the three (3) month period of operations ending June 30, 2010, E-Debit and its subsidiaries generated a net loss from operations of $145,805, while a net loss from operations of $616,991 was realized for the same period from the previous year.  The decrease in net loss of $471,186 over the same period from the previous year was mainly caused by a loss on the disposal of POS component, net of tax of $443,549, an increase in gross profit of $41,908, and a decrease in other expenses of $49,104.  The decrease in net loss is partially offset against an increase in legal and accounting fees of $14,508, an increase in salaries and benefits of $37,145, and an increase in interest expense of $11,047 over the same period from the previous year.

The loss on the disposal of POS component, net of tax of $443,549 was related to E-Debit written off its investment in E-Debit’s majority controlled subsidiary TRAC in previous year.

On May 4, 2009 E-Debit’s majority controlled subsidiary TRAC was served with a Notice of Intention to Enforce a Security Form 86 (Rule 124) which is basically a notice to place TRAC into receivership by the trustees of the estate of June Barr of $165,155 has an interest rate of 18% per annum.  E-Debit is one of the secured creditors but the management believed that it is unlikely to receive any funds from TRAC after it is sold.

The increase in gross profit was primarily caused an increase in residual and interchange income of $236,866.  The increase is partially offset against an increase in residual and interchange costs cost of sales of $186,252.

The increase in residual and interchange income was related to the switch operations.  E-Debit has officially launched its switch in January 2009 and commences rollover of ATMs to process all transactions through its association with ACI.

The decrease in other operating expenses was mainly related to a decrease in office supplies of $13,133, a decrease in rent of $7,277, a decrease in repairs and maintenance of $7,333, a decrease in telephone expense of $11,848, and remaining balance of $9,516 related to other administrative expenses.

The increase in legal and accounting fees was mainly due to the SEC filing services, switch audit fees, and e-Debit’s subsidiary involved in civil claims which have arisen in the normal course of business.

The increase in salaries and benefits was primarily due to the addition of 3 positions during the year 2010:   two junior accountants and a programmer.

The increase in interest expense was due to the interest charge for late payment to vendors during the year.

To this date, 722 ATM are being processed between three switches. There was no change in operations during the year 2010 as compared to prior year.

Results of Operations – Six Month Period

During the six (6) month period of operations ending June 30, 2010, E-Debit and its subsidiaries generated a net loss from operations of $332,196, while a net loss from operations of $770,181 was realized for the same period from the previous year.  The decrease in net loss of $437,985 over the same period from the previous year was mainly caused by a loss on the discontinued operations, net of tax of $456,225, an increase in gross profit of $17,532, a decrease in travel, delivery and vehicle expenses of $13,412, a decrease in other expenses of $23,841, and an increase in other income of $22,037.  The decrease in net loss is partially offset against an increase in legal and accounting fees of $39,661, an increase in salaries and benefits of $50,748, and an increase in interest expense of $7,812 over the same period from the previous year.

As mentioned above, the loss on the discontinued operations, net of tax of $456,225 was related to E-Debit written off its investment in E-Debit’s majority controlled subsidiary TRAC in previous year.

The increase in gross profit was primarily caused an increase in residual and interchange income of $523,189.  The increase is partially offset against a decrease in other revenue of $24,385, an increase in residual and interchange costs cost of sales of $384,493, and an increase in other cost of sales of $98,573.

The increase in residual and interchange income and other cost of sales were related to the switch operations.  E-Debit has officially launched its switch in January 2009 and commences rollover of ATMs to process all transactions through its association with ACI.

The decrease in travel, delivery and vehicle expenses was related to two of the lease vehicle agreements have been expired and are returned to the dealership in the last quarter of year 2009.

The decrease in other expenses was mainly related to a decrease in rent expense of $27,844 and repairs and maintenance of $9,437.  The decrease in rent expense was due to E-Debit has moved its head office in May last year to the current office at a lower rent costs.  The decrease in other expenses was partially offset against the increase in bad debt expense of $13,931.

The increase in bad debt expense was primarily due to the written off of one of the notes receivable.  At this time, the debtor has filed for bankruptcy and was with the Government of Alberta Court in Canada.  E-Debit is one of the secured creditors but the management believed that it is unlikely to receive any funds from the debtor.

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

The increase in salaries and benefits was primarily due to the addition of 3 positions during the year 2010:   two junior accountants and a programmer.

The increase in interest expense was due to interest charge for the late payment to vendors during the year.

E-Debit and its subsidiaries currently did not generate sufficient revenues to meet overhead needs.  This is due to E-Debit switch operations which was launched in January 2009 and commence rollover of ATMs to process all transactions.  The switch operations currently did not generate sufficient revenue to cover it expenses.  E-Debit believes that until the rollover of ATMs is completed, the switch operations will generate sufficient revenues to meet it overhead needs.  This is due to E-Debit will process all transactions through its association with ACI thereby eliminating the costs, restrictions, and potential risks of relying on third party processors.  E-Debit expects the rollover of ATMs to be completed by the third quarter of this year.  As of August 11, 2010, 550 ATM’s or 76% were under Westsphere Systems processing.

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

Changes in Financial Position

During the Six (6) month period ending June 30, 2010, total assets increased from $1,269,164 to $1,810,771.  The increase is primarily due to an increase in cash of $69,234, and an increase in property and equipment, net of depreciation of $503,008.  The increase is partially offset against a decrease in accounts receivable net of allowance for doubtful of $34,874.

The significant increase in cash was mainly caused by the surcharge and interchange settlement owed to customers as of June 30, 2010.  These surcharge and interchange are returned to the customers on July 2, 2010.

The significant increase in property and equipment, net of depreciation was mainly caused by the purchase of computer hardware and software for the card management systems in June 2010.  The software and computer hardware was purchased as a turnkey operating system which focused on a loyalty based platform.  At present time the system is being expanded from its loyalty based platform to cash based platform.

As of June 30, 2010, E-Debit’s current liabilities consisted of accounts payable of $912,862, accrued liabilities of $175,963, current portion of loans of $158,392, and indebtedness to related parties of $307,578.

Accounts payable and accrued liabilities include a payable of $752,735 for the return of surcharge and interchange; legal and accounting fees of $126,098; telephone expense of $29,943; switch and hosting fees of $81,135; accrued vacation payable of $14,780; and $84,134 due for consulting services, office expenses and various other general fees and charges.

In September 2007, E-Debit’s subsidiary Vencash entered into a loan agreement totaling $95,417 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $972 ($1,000 CDN) to September 2008, with an automatic extension for a further 6 month term. The principle is to be repaid in a maximum of 18 months. The purpose of the loan is to supply vault cash to E-Debit’s wholly owned subsidiary Vencash’s customers ATM equipment and site locations. As of June 30, 2010, the balance is $95,417 ($100,000 CDN). This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

On November 5, 2007, E-Debit’s subsidiary Westsphere Systems Inc. raised $126,991 ($131,000 CDN) through a loan agreement with an external arms-length investor, bearing interest at 12% per annum, blended monthly payments of interest only of $1,258 ($1,310 CDN) to October 2009, with an automatic extension for a further 12 month term. The purpose of the loan is to fund the switch development project.  In February 2010, the loan is reduced by $62,212 ($65,000 CDN) to purchase E-Debit’s private offering memorandum of 622,123 common shares at $0.10 per share.  As of June 30, 2010, the balance is $62,975 ($66,000 CDN), blended monthly payments of interest only of $642 ($660 CDN). This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

Accounts payable to related parties consists of Officers’ and Directors’ bonuses payable carried forward from year 2002 in the amount of $46,477 ($48,709 CDN), a loan advanced from E-Debit’s President in the amount of $177,988 ($186,536 CDN), a loan advanced from E-Debit’s officers in the amount of $18,225 ($19,100 CDN), a loan advance from E-Debit’s arms-length directors in the amount of $60,902 ($63,827 CDN) , and a loan advanced from E-Debit’s Vice President in the amount of $3,986 ($4,179 CDN).

Long term liabilities as at June30, 2010 consisted of a shareholder loans totaling $398,386.  E-Debit’s shareholder loans related to cash advance from the directors total $308,216 with no interest and specific terms of repayment. The remaining balance of shareholder loans total $90,170 consist of a loan advance from a shareholder of $47,709 has an interest rate of 9% per annum with no specific terms of repayment, and a loan advance from E-Debit’s vice president total $42,461 has an interest rate of 12% per annum with no specific terms of repayment.

Shareholders’ deficit as of June 30, 2010 was negative $142,410, inclusive of an accumulated loss from operations of $3,636,331, as compared to shareholders deficit negative of $760,509 as of December 31, 2009. The decrease in shareholders’ deficit of $618,099 was primarily due the issuance of common stock of $966,879.  The decrease in shareholders’ deficit is partially offset against the current period deficit of $332,196 and a decrease in accumulated other comprehensive income of $16,584.

During the second quarter, E-Debit raised $798,581 through private offering memorandum and issued 7,985,807 common shares at $0.10 per share.  The investors paid cash for the stock of $100,000 and the remaining balance of $698,581 with the forgiveness of debt.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2010, the Company had working capital deficit of $677,826 and Stockholders' Deficit of $142,410 compared with working capital deficit of $772,948 and Stockholders' Deficit of $760,509 as of December 31, 2009.  The Company’s working capital deficit has decreased principally as a result of an increase in cash of $69,234, a decrease in accounts payable of $1,698, a decrease in accrued liabilities of $88,471, and a decrease in current portion of loans of $61,795.  The decrease is partially offset against a decrease in accounts receivable net of allowance for doubtful of $34,874 and an increase in indebtedness to related parties of $108,083.

The increase in indebtedness to related parties is from E-Debit’s directors and officers advanced deposits to support E-Debit operations.

Stockholders' Deficit decreased as a result of the issuance of common stock of $966,879.  The decrease in shareholders’ deficit is partially offset against the current period deficit of $332,186 and a decrease in accumulated other comprehensive income of $16,584.

The Company’s consolidated operations provided of net cash of $216,883, compared to the used of net cash in the amount of $660,683 during the same period from the previous year. This decrease in the use of net cash flow from operations was the result of a decrease in net loss from operations of $437,985, an increase in other non-cash transactions of $833,178, a decrease in accounts receivable of $82,546, and a decrease in inventory of $27,734.   The decrease in the use of net cash is partially offset against a decrease in prepaid expenses and other of $57,298, and a decrease in accounts payable and accrued liabilities of $446,948.

Investing activities during the six (6) month period resulted in the used of net cash of $525,634, which was caused by the purchase of equipment for card management systems.

Financing activities during the six (6) month period resulted in the provided of net cash of $236,882, which was caused by the proceeds from private offering memorandum of $100,000, exercise of options of $31,585, the proceeds from loans of $137,908, and repayments of loans of $32,611.

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

During the three (3) month period ending June 30, 2010, E-Debit raised $798,581 through private offering memorandum and issued 7,985,807 common shares at $0.10 per share.  The investors paid cash for the stock of $100,000 and the remaining balance of $698,581 with the forgiveness of debt.

In July 2010, E-Debit raised additional $87,000 from E-Debit’s directors to support the switch operations and general and administrative costs.

In August 2010, E-Debit raised $17,302 and issued 173,023 common shares at $0.10 per share.  The investors paid $17,302 with the forgiveness of debt.

Furthermore, there is no demand for payment on the accounts payable to relate parties of $307,578 and shareholders’ loan of $398,386 as these liabilities are owed to internal officers and directors. E-Debit believes that the investment from related parties, outside investors, and private offering memorandum will continue to produce sufficient ongoing funding to meet its current and future financial requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2010 (the “Evaluation Date”).

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

ITEM 1A. RISK FACTORS          N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between February 10, 2010 and June 14, 2010, the registrant sold 9,606,135 shares of its common stock to nineteen investors at $0.10 per share for total proceeds of $960,885. There were no underwriters or sales agents involved in the sales.

The registrant relied upon the Rule 505 of Regulation D safe harbor exemption and the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 for these sales. The private placement was made with general solicitation or advertising and the offerees were provided the disclosure information set forth in the rule.

A Current Report on Form 8-K on these sales was filed on July 27, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

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
Date:    August 13, 2010

By:   /s/ Kim Law
Name:  Kim Law
Title:    Principal Financial Officer and Accounting Officer
Date:    August 13, 2010