Form 10-Q
period 2010-09-30
E-Debit Global Corp.
filed 2010-11-09
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 5, 2010, there were 16,326,884 outstanding shares of the Registrant's Common Stock, no par value and 14,171,180 shares of Preferred Stock, no par value.

E-DEBIT GLOBAL CORPORATION

INDEX TO THE FORM 10-Q

For the quarterly period ended September 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Condensed Consolidated Balance Sheet

ASSETS	September 30, 2010 (Unaudited)	December 31, 2009
CURRENT ASSETS
Cash	$584,876	$586,958
Accounts receivable net of allowance for doubtful accounts of $1,192 and $105,513	45,086	79,967
Other receivable – related parties	2,701	2,649
Inventory	175,719	151,136
Prepaid expense and deposit	15,535	5,018
Total current assets	823,917	825,728

Property and equipment, net of depreciation	683,767	161,722
Note receivable	155,497	152,510
Intangible Assets, net of amortization	128,803	129,204

Total assets	$1,791,984	$1,269,164

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$841,485	$914,560
Accrued liabilities	216,170	264,434
Current portion of loans	161,328	220,187
Indebtedness to related parties	374,904	199,495
Total current liabilities	1,593,887	1,598,676

Shareholder loans	363,055	430,997
Loans payable, less current portion	—	—
Total liabilities	1,956,942	2,029,673

Minority interest in subsidiaries	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock – authorized 75,000,000 shares, no par value, 14,171,180 shares issued and outstanding at September 30, 2010 and 1,417,118 at December 31, 2009	1,400,855	1,400,855
Common stock - authorized 75,000,000 shares, no par value; 14,751,884 shares issued and outstanding at September 30, 2010 and 3,391,726 at December 31, 2009	1,842,556	754,824
Additional paid-in capital	615,789	311,444
Accumulated other comprehensive income	58,069	76,503
Accumulated deficit	(4,082,227)	(3,304,135)
Total stockholders’ deficit	(164,958)	(760,509)

Total liabilities and stockholders’ Deficit	$1,791,984	$1,269,164

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Condensed Consolidated Statements of Operations
For the nine Months Ended September 30,
(Unaudited)
	2010	2009
Revenue -
Equipment and supplies	$7,674	$24,076
Residual and interchange income	2,931,712	2,395,601
Other	55,057	153,005
Total revenue	2,994,443	2,572,682

Cost of sales -
Equipment and supplies	7,089	21,637
Residual and interchange costs	2,017,221	1,627,847
Commissions	—	2,011
Other	407,737	316,510
Total cost of sales	2,432,047	1,968,005

Gross profit	562,396	604,677

Operating expenses -
Depreciation and amortization	58,238	74,159
Consulting fees	128,406	110,944
Legal and accounting fees	51,426	11,430
Salaries and benefits	440,305	390,905
Stock-based compensation	304,345	—
Travel, delivery and vehicle expenses	52,764	88,551
Other	264,731	266,039
Total operating expenses	1,300,215	942,028

(-Loss-) from operations	(737,819)	(337,351)
Other income (expense) -
Interest income	10	430
Other income	22,037	—
Interest expense	(62,320)	(52,406)
Net (-loss-) before income taxes	(778,092)	(389,327)

Provision for income taxes	—	—

Net (-loss-) from continuing operations	$(778,092)	$(389,327)

Discontinued operations
Loss from operations of POS component, net of tax	—	(12,676)
Loss on the disposal of POS component, net of tax	—	(443,549)

Net (-loss-)	$(778,092)	$(845,552)

Per-Share Amounts Loss from continuing operations	$(0.08)	$(0.65)
Loss from discontinued operations	—	(0.77)
Basic and diluted net (-loss-) per common share	$(0.08)	$(1.42)
Weighted average number of shares outstanding	9,301,215	591,726

Other comprehensive income (loss) -
Net (-loss-)	$(778,092)	$(845,552)
Foreign currency translation adjustment	(18,434)	(77,148)
Total comprehensive (-loss-)	$(796,526)	$(922,700)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Condensed Consolidated Statements of Operations
For the three Months Ended September 30,
(Unaudited)
	2010	2009
Revenue -
Equipment and supplies	$995	$4,451
Residual and interchange income	1,005,534	992,612
Other	25,490	99,053
Total revenue	1,032,019	1,096,116

Cost of sales -
Equipment and supplies	2,381	4,200
Residual and interchange costs	695,475	690,594
Other	133,185	140,531
Total cost of sales	831,041	835,325

Gross profit	200,978	260,791

Operating expenses -
Depreciation and amortization	20,830	37,120
Consulting fees	42,403	21,002
Legal and accounting fees	8,615	8,280
Salaries and benefits	141,077	142,425
Stock-based compensation	304,345	—
Travel, delivery and vehicle expenses	9,799	32,174
Other	98,759	76,226
Total operating expenses	625,828	317,227

(-Loss-) from operations	(424,850)	(56,436)

Other income (expense) -
Interest income	—	9
Interest expense	(21,046)	(18,944)
Net (-loss-) before income taxes	(445,896)	(75,371)

Provision for income taxes	—	—

Net (-loss-) from continuing operations	$(445,896)	$(75,371)

Discontinued operations
Loss from operations of POS component, net of tax	—	—
Loss on the disposal of POS component, net of tax	—	—

Net (-loss-)	$(445,896)	$(75,371)

Per-Share Amounts Loss from continuing operations	$(0.05)	$(0.12)
Loss from discontinued operations	—	—
Basic and diluted net (-loss-) per common share	$(0.05)	$(0.12)
Weighted average number of shares outstanding	9,301,215	591,726

Other comprehensive income (loss) -
Net (-loss-)	$(445,896)	$(75,371)
Foreign currency translation adjustment	(1,850)	(42,819)
Total comprehensive (-loss-)	$(447,746)	$(118,190)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Foreign Currency Translation	Accumulated
	Shares	Amount	Shares	Amount	Capital	Adjustment	(Deficit)	Total
Balance, December 31, 2009	14,171,180	$1,400,855	3,391,726	$754,824	$311,444	$76,503	$(3,304,135)	$(760,509)

Exercise of options to officers for settlement of debts – related parties	—	—	530,000	37,100	—	—	—	37,100

Exercise of options to consultants for settlement of debts – related parties	—	—	1,090,000	76,300	—	—	—	76,300

Private offering issued for cash proceeds	—	—	974,205	97,442	—	—	—	97,442

Private offering issued for debt settlement	—	—	5,375,556	537,556	—	—	—	537,556

Private offering issued to officers for settlement of debts – related parties	—	—	1,446,053	144,877	—	—	—	144,877

Private offering issued to consultants for settlement of debts – related parties	—	—	1,944,344	194,457	—	—	—	194,457

Stock based compensation resulting from granting of stock options to directors	—	—	—	—	304,345	—	—	304,345

Net loss for the nine months ended September 30, 2010	—	—	—	—	—	(18,434)	(778,092)	(796,526)
Balance, September 30, 2010	14,171,180	$1,400,855	14,751,884	$1,842,556	615,789	$58,069	$(4,082,227)	$(164,958)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Condensed Consolidated Statement of Cash Flows
For the nine Months Ended September 30,
(Unaudited)
	2010	2009
Cash flows from operating activities:
Net (loss) income from operations	$(778,092)	$(845,552)
Reconciling adjustments -
Depreciation and amortization	58,238	74,159
Stock-based compensation	304,345	—
Other non-cash transactions	567,328	(295,622)
Changes in operating assets and liabilities
Accounts receivable	36,638	(153,114)
Inventory	(21,393)	(50,968)
Prepaid expenses and other	(10,309)	50,836
Accounts payable and accrued liabilities	(142,894)	629,039
Net cash (used for) operations	13,861	(591,222)

Cash flows from investing activities:
Purchase of equipment	(590,483)	(11,689)
Disposal of equipment	4,510	3,453
Disposal of investment in POS component	—	443,549
Collections of loans receivable	—	9,512
Net cash (used for) provided by investing activities	(585,973)	444,825

Cash flows from financing activities:
Exercise of options	—	—
Private offering	97,442	—
Proceeds from loans	457,353	664,057
Repayments of loans	—	(53,155)
Net cash provided by financing activities	554,795	610,902

Foreign currency translation adjustment	15,235	55,751
Net change in cash and cash equivalents	(2,082)	520,256
Cash at beginning of year	586,958	69,280
Cash at end of year	$584,876	$589,536

Supplemental schedules:
Cash paid for interest	$50,400	$45,899
Cash paid for income taxes	$—	$—

Noncash investing and financing activities
Shares issued for the forgiveness of debt	$990,290	$—

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
(formerly Westsphere Asset Corporation, Inc.)
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and 2009
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

The Company’s primary business is the sale and operation of cash vending (ATM) and point of sale (POS) machines in Canada.

Summary of ATMs and POSs sold and its gross profit during the year ended December 31, 2009 and September 30, 2010:

	# of sale	Gross Profit
December 31, 2009

ATMs	3	$662
POS	0	$0

September 30, 2010

ATMs	3	$1,526
POS	0	$0

ATM sales were low mainly due to E-Debit’s subsidiary Vencash Capital Corporation/Westsphere Systems Inc. (VCC/WSI) focusing on the placement and finance/lease program offered by an ATM supplier in year 2006.  This finance/lease program provided VCC/WSI an opportunity to place more ATMs in the marketplace at a lower cost.  However, the finance/lease program offered by the ATM supplier ended in 2008.  After the program ended, E-Debit did not work to facilitate growth opportunities in the ATM and POS business due to the condition of the financial market.

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

Note 3 - Accounts Receivable

Accounts receivable consist of amounts due from customers.  The nature of the receivables consists of equipment sale, parts and accessories, and service provided.  The Company considers accounts more than 180 days old to be past due.  This is so the Company can withhold the transactions revenue owed to the customers should their receivables become past due.  The account is deemed uncollectible and written off when the site locations are out of business and or in receivership.  The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance.

	2010	2009
Accounts Receivable
Equipment	$5,427	$24,252
Services	4,985	36,550
Others	35,866	124,678
	46,278	185,480

Less: Allowance for doubtful accounts	(1,192)	(105,513)
	$45,086	$79,967

The bad debt expense for the period ended September 30, 2010 and 2009 totaled $19,242 and $6,645, respectively.  The bad debt is reflected in the accompanying consolidated Statements of Operations as Other operating expenses.

Note 4 – Inventory

Inventory consists of the following elements:

	Quantity	Cost
ATM	68	$104,491
POS	10	2,028
Parts and accessories	3,113	69,200
Total		$175,719

Inventories are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Note 5 – Deferred Costs/Intangible Assets

On November 9, 2007, E-Debit contracted with ACI Worldwide (through its wholly owned subsidiary WSI) to provide its ACI ‘Base 24 On Demand” (AOD) hosted solution for ATM and POS transaction acquiring, where WSI shares responsibilities with ACI as the transaction processor.  ACI hosts the processing environment which is set up to specific requirements as set out by WSI which will supports WSI ATM and POS devices, debit and credit transaction processing and card management requirement that is unique and scalable to WSI current and future requirements and not shared with other ACI customers.   ACI supplies Software acquisition, operation and maintenance, facilities, operations and environment development and maintenance and disaster recovery infrastructure and services whereby WSI supports, authorizes and distributes all settlements and revenues distributions through its account maintenance software developed by WSI and specific to ACI On Demand processing platform.

As a result WSI will process all transactions through its association with ACI hosted transaction processing solution; eliminating the costs, restrictions, and potential risks of relying on third party processors.  Most importantly, the investment in the WSI role within the processing environment, or switch, will also enable E-Debit’s direct entry into new and emerging markets such as card management and processing.

The costs incurred to develop the in-house software to meet ACI specific configuration were initially capitalized as deferred costs.

E-Debit officially launched its switch in January 2009 and commenced rollover of ATMs to process all transactions through its association with ACI.  The deferred costs were reclassified from deferred costs to intangible assets in 2009.  Depreciation is calculated using a declining balance method over their 5 year contract with ACI.

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  Depreciation and amortization expense for the nine months ended September 30, 2010 and 2009 totaled $19,518 and $21,670, respectively.

Expected future depreciation and amortization of the intangible assets are as follows:

Year	Amount
2010	$25,384
2011	$20,307
2012	$16,246
2013	$12,996
2014	$10,397

Note 6 – Notes Receivable

The note receivable total of $155,497 ($160,000 CDN), carries no interest rate, and requires no monthly payments.  The purpose of this note receivable is to supply vault cash to E-Debit’s wholly owned subsidiary Vencash’s customer-owned ATM equipment and site locations.  Revenue from this note is generated from surcharge transactions at a rate of $0.47 ($0.50 CDN) per transaction.

Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.  Vencash has subcontracted an armored car service to delivery vault cash to these site locations.  The armored car company is accountable for the rotation of the cash.  The Company is secured with a note receivable where the Company can demand funds be returned at anytime.

This note receivable is reflected in the accompanying consolidated balance sheet as note receivable.

Note 7– Loans Payable
In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $97,186 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $961 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.  The purpose of the loan is to supply vault cash to Vencash’s customer-owned ATM equipment and site locations.  Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount (see note 6).

As of September 30, 2010, the balance is $97,186 ($100,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $127,313 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,071 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan is to fund the switch development project.  In February 2010, the loan was reduced by $63,171 ($65,000 CDN) to purchase E-Debit’s private offering memorandum of 622,123 common shares at $0.10 per share.

As of September 30, 2010, the balance is $64,142 ($66,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

Note 8 – Commitments and Contingencies

The Company leases real estate (office and warehouse space) under non-cancelable operating leases that expire on varying dates through 2014.

The Company leases additional real estate (office and warehouse space) for an “Initial Term” commencing June 1, 2010 on a month to month basis.  The company may renew the Lease on a monthly basis by giving notice to the Landlord not less than thirty (30) days prior to the expiration of the Initial Term.

The Company also has various obligations for auto and equipment leases through 2013.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2011	$68,298	$9,721
2012	$68,298	$7,729
2013	$68,298	$2,320
2014	$17,074	$—

	2010	2009

Rental expense	$118,768	$116,398

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

Note 9 – Related Party
The Company expensed $23,077 ($24,000 CDN) during the third quarter of 2010 for consulting and management services to an affiliated company that is controlled by the Company’s president.  This expense is reflected in the accompanying consolidated Statements of Operations as a Consulting fees.

The Company expensed $69,464 ($72,000 CDN) for the nine month period ending September 30, 2010 for consulting and management services to an affiliated company that is controlled by the Company’s president.  This expense is reflected in the accompanying consolidated Statements of Operations as Consulting fees.

The following table summarizes the Company’s indebtedness to related parties transactions as at September 30, 2010:

Payable to:	Amount
A loan advanced from E-Debit’s President for working capital.	$49,537
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	179,659
A loan advanced from E-Debit’s vice President for working capital.	2,851
A loan advanced from E-Debit’s officers for working capital.	25,484
A loan advanced from E-Debit’s directors for working capital.	70,035
Officers’ and Directors’ bonuses payable carried forward from year 2002	47,338
Total	$374,904

The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

Note 10 – Shareholder’s Deficit

Stock Award Plan

Exercise of options to officers for settlement of debts – related parties

In May 2010, a director exercised his options of 265,000 common shares at $0.07 per share for a total of $18,550.  The issuance of 265,000 shares was issued as the settlement of $18,550 of debt.

In July 2010, a director exercised his options of 265,000 common shares at $0.07 per share for a total of $18,550.  The issuance of 265,000 shares was issued as the settlement of $18,550 of debt.

Exercise of options to consultants for settlement of debts – related parties

In February 2010, a consultant exercised his options of 500,000 common shares at $0.07 per share for a total of $35,000.  The issuance of 500,000 shares was issued as the settlement of $35,000 of debt owed to an affiliated company that is controlled by the Company’s president.

In May 2010, a consultant exercised his options of 90,000 common shares at $0.07 per share for a total of $6,300.  The issuance of 90,000 shares was issued as the settlement of $6,300 of debt owed to an affiliated company that is controlled by the Company’s president.

In September 2010, a consultant exercised his options of 500,000 common shares at $0.07 per share for a total of $35,000.  The issuance of 500,000 shares was issued as the settlement of $35,000 of debt owed to an affiliated company that is controlled by the Company’s president.

Private Offering

In March 2010, the board after reviewing the business of operations as a whole have determined that it is in the best financial interests for the Corporation to raise additional funds through private offering memorandum for up to 12,500,000 units of Common Stock at $0.10 per share.  The use of the proceeds from this offering is to be allocated to support the switch operations, purchasing of software and hardware, and general and administrative costs.  The completion of the offering has been extended to be completed by the end of the year 2010.

Private offering issued for cash proceeds

In February 2010, E-Debit issued 459,205 common shares to investors from the private offering at $0.10 per share or $45,942 for cash.

In June 2010, E-Debit issued 500,000 common shares to an investor from the private offering at $0.10 per share or $50,000 for cash.

In August 2010, E-Debit issued 15,000 common shares to an investor from the private offering at $0.10 per share or $1,500 for cash.

Private offering issued for settlement of debt

In June 2010, E-Debit issued 5,375,556 common shares to a supplier from the private offering at $0.10 per share or $537,556.  The issuance of 5,375,556 shares was issued as the settlement of $537,556 of debt owed to a supplier.

Private offering issued to officers for settlement of debts – related parties

In May 2010, E-Debit issued 946,053 common shares from the Private Offering Memorandum at $0.10 per share or $94,887.  181,313 common shares were issued to two of the executive officers and 764,740 common shares were issued to a director.

The issuance of 181,313 shares to two of the executive officers was issued as the settlement of $18,131 of debt owed to officers.

The issuance of 764,740 shares to a director was issued as the settlement of $76,746 of debt owed to a director.

In July 2010, E-Debit issued 500,000 common shares to a director from the private offering at $0.10 per share or $50,000.  The issuance of 500,000 shares was issued as the settlement of $50,000 of debt owed to a director.

Private offering issued to consultants for settlement of debts – related parties

In February 2010, E-Debit issued 622,123 common shares to an investor from the private offering at $0.10 per share or $62,212.  The issuance of 622,123 shares was issued as the settlement of $62,212 of debt owed to an affiliated company that is controlled by the Company’s president.

In May 2010, E-Debit issued 664,198 common shares to an investor from the private offering at $0.10 per share or $66,443.  The issuance of 664,198 shares was issued as the settlement of $66,443 of debt owed to an affiliated company that is controlled by the Company’s president.

In June 2010, E-Debit issued 500,000 common shares to an investor from the private offering at $0.10 per share or $50,000.  The issuance of 500,000 shares was issued as the settlement of $50,000 of debt owed to an affiliated company that is controlled by the Company’s president.

In July 2010, E-Debit issued 100,000 common shares to an investor from the private offering at $0.10 per share or $10,000.  The issuance of 100,000 shares was issued as the settlement of $10,000 of debt owed to an affiliated company that is controlled by the Company’s president.

In August 2010, E-Debit issued 58,023 common shares to an investor from the private offering at $0.10 per share or $5,802.  The issuance of 58,023 shares was issued as the settlement of $5,803 of debt owed to an affiliated company that is controlled by the Company’s president.

Note 11 – Subsequent Events

In October 2010, E-Debit’s Board of Directors approved a forward split of all classes of shares on a 5 for 1 basis.  The effective date is expected to be November 8, 2010.

In October 2010, E-Debit decided to sell 40 common shares (41%) of the issued and outstanding shares held in its wholly owned subsidiary, 1105725 Alberta Ltd. o/a Personal Financial Solutions (PFS) at $1.00 per share.  The common shares were sold to a number company that is controlled by an officer of E-Debit.  The purchaser agrees that the current outstanding advances made to the company by E-Debit will remain outstanding and owed by the Company to E-Debit.  As a result of the sale transaction, E-Debit remains a 10% shareholder in Personal Financial Solutions.  The sale transaction will save administration and audit costs to E-Debit.  E-Debit did not restate its financial statements to deconsolidate the PFS subsidiary, as PFS’s balances are immaterial to E-Debit’s consolidated financial statements.  PFS has had no active business activities for the last four years. PFS had total assets and an accumulated deficit of $497 and $37,826, respectively, at September 30, 2010.

In October 2010, cash advanced of $26,240 from a company controlled by E-Debit’s President to support the switch operations and general and administrative costs.

In October 2010, E-Debit issued 130,000 common shares to consultants from the Stock Award Plan pursuant to the exercise of stock option at $0.07 per share or $9,100.  The issuance of 130,000 shares to consultants was issued as the settlement of $9,100 of debt owed to an affiliated company that is controlled by the Company’s president.

In October 2010, E-Debit issued 1,445,000 common shares from the Private Offering at $0.10 per share or $144,500.  900,000 common shares were issued to consultants, 200,000 common shares were issued to an external director’s affiliated company and 345,000 common shares were issued to an executive officer’s affiliated company.

The issuance of 900,000 shares to consultants was issued as the settlement of $90,000 of debt owed to an affiliated company that is controlled by the Company’s president.

The issuance of 200,000 shares to an external director’s affiliated company was issued as the settlement of $20,000 of debt owed to an external director.

The issuance of 345,000 shares to an executive officer’s affiliated company was issued as the settlement of $34,500 of debt owed to an affiliated company that is controlled by the Company’s president.

Note 12 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses for the period ended September 30, 2010 and 2009, and as of September 30, 2010, had a working capital deficit of $769,970 and an accumulated deficit of $4,082,227.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.  Furthermore, management is in the process of restructuring, reorganizing and consolidating all operations to one entity in order to save costs.  In addition, there is no demand for payment on the accounts payable to related parties of $374,904 and shareholder loans of $363,055 as these liabilities are owed to internal officers and directors.   Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – September 30, 2010

Plan of Operations

Results of Operations – Three Month Period

During the three (3) month period of operations ending September 30, 2010, E-Debit and its subsidiaries generated a net loss from operations of $445,896, while a net loss from operations of $75,371 was realized for the same period from the previous year.  The increase in net loss of $370,525 over the same period from the previous year was mainly caused by the stock-based compensation of $304,345, a decrease in gross profit of $59,813, and an increase in other expenses of $22,533.  The increase in net loss is partially offset against a decrease in Travel, delivery and vehicle expenses of $22,375 over the same period from the previous year.

On August 15, 2010, the Company has approved the 2010 Option Grant to the Directors of the company, at a duly called Shareholder meeting on March 27, 2010.  The maximum number of shares that may be optioned or awarded under the plan is 4,400,000 at $0.20 per share.  The stock-based compensation expense of $304,345 was determined by using the Black Schole calculation.

The decrease in gross profit was primarily caused a decrease in other revenue of $73,563 and an increase in residual and interchange costs cost of sales of $4,881.  The decrease is partially offset against an increase in residual and interchange income of $12,922, and a decrease in other cost of sales of $7,346.

The significant decrease in other revenue was related to the overpayment from the finance/lease program to the major ATM suppliers over the same period from the previous year.  This is due to changes within the organization of a major ATM supplier where they mistakenly continued to charge on ATMs that are already paid in full.

The increase in residual and interchange income was related to the switch operations.  E-Debit has officially launched its switch in January 2009 and commences rollover of ATMs to process all transactions through its association with ACI.  The increase is partially offset against an increase in residual and interchange costs cost of sales.

The decrease in other cost of sales was mainly related to a decrease in vehicle expense.

The increase in other operating expenses was mainly related to an increase in rent of $20,487.  The increase in rent was for the additional office space required for the switch operations.  The lease agreement was signed on June 1, 2010.

The decrease in travel, delivery and vehicle expenses was related to two of the lease vehicle agreements have been expired and are returned to the dealership in the last quarter of year 2009.

To this date, 700 ATM are being processed between three switches. There was no change in operations during the year 2010 as compared to prior year.

Results of Operations – Nine Month Period

During the nine (9) month period of operations ending September 30, 2010, E-Debit and its subsidiaries generated a net loss from operations of $778,092, while a net loss from operations of $845,552 was realized for the same period from the previous year.  The decrease in net loss of $67,460 over the same period from the previous year was mainly caused by a loss on the discontinued operations, net of tax of $456,225, a decrease in travel, delivery and vehicle expenses of $35,787, and an increase in other income of $22,037.  The decrease in net loss is partially offset against a decrease in gross profit of $42,281, an increase in legal and accounting fees of $39,996, an increase in salaries and benefits of $49,400, a stock-based compensation of $304,345, and an increase in interest expense of $9,914 over the same period from the previous year.

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

The decrease in gross profit was primarily caused a decrease in other revenue of $97,948, an increase in residual and interchange costs cost of sales of $389,374, and an increase in other cost of sales of $91,227.  The decrease is partially offset against an increase in residual and interchange income of $536,111.

As mentioned above, the significant decrease in other revenue was related to the overpayment from the finance/lease program to the major ATM suppliers over the same period from the previous year.  This is due to changes within the organization of a major ATM supplier where they mistakenly continued to charge on ATMs that are already paid in full.

The increase in residual and interchange income was related to the switch operations.  E-Debit has officially launched its switch in January 2009 and commences rollover of ATMs to process all transactions through its association with ACI.  The increase is partially offset against an increase in residual and interchange costs cost of sales.

The increase in legal and accounting fees was mainly due to the SEC filing services, switch audit fees, and e-Debit’s subsidiary involved in civil claims which have arisen in the normal course of business.

The increase in salaries and benefits was primarily due to the addition of 3 positions during the year 2010:   two junior accountants and a programmer.

As mentioned above, on August 15, 2010, the Company has approved the 2010 Option Grant to the Directors of the company, at a duly called Shareholder meeting on March 27, 2010.  The maximum number of shares that may be optioned or awarded under the plan is 4,400,000 at $0.20 per share.  The stock-based compensation expense of $304,345 was determined by using the Black Schole calculation.

The increase in interest expense was due to interest charge for the late payment to vendors during the year.

In October 2010, E-Debit’s Board of Director approved a forward split of all classes of shares on a 5 for 1 basis.  The effective date is expected to be November 8, 2010.

In October 2010, E-Debit decided to sell 40 common shares (41%) of the issued and outstanding shares held in its wholly owned subsidiary, 1105725 Alberta Ltd. o/a Personal Financial Solutions (PFS) at $1.00 per share.  The common shares were sold to a number company that is controlled by an officer of E-Debit.  The purchaser agrees that the current outstanding advances made to the company by E-Debit will remain outstanding and owed by the Company to E-Debit.  As a result of the sale transaction, E-Debit remains a 10% shareholder in Personal Financial Solutions.  The sale transaction will save administration and audit costs to E-Debit.  E-Debit did not restate its financial statements to deconsolidate the PFS subsidiary, as PFS’s balances are immaterial to E-Debit’s consolidated financial statements.  PFS has had no active business activities for the last four years. PFS had total assets and an accumulated deficit of $497 and $37,826, respectively, at September 30, 2010.

E-Debit and its subsidiaries currently did not generate sufficient revenues to meet overhead needs.  This is due to E-Debit switch operations which was launched in January 2009 and commence rollover of ATMs to process all transactions.  The switch operations currently did not generate sufficient revenue to cover it expenses.  E-Debit believes that until the rollover of ATMs is completed, the switch operations will generate sufficient revenues to meet it overhead needs.  This is due to E-Debit will process all transactions through its association with ACI thereby eliminating the costs, restrictions, and potential risks of relying on third party processors.  E-Debit expects the rollover of ATMs to be completed by the third quarter of this year.  As of November 3, 2010, 545 ATM’s or 77% were under Westsphere Systems processing.

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

Changes in Financial Position

During the nine (9) month period ending September 30, 2010, total assets increased from $1,269,164 to $1,791,984.  The increase is primarily due to an increase in property and equipment, net of depreciation of $522,045.

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

As of September 30, 2010, E-Debit’s current liabilities consisted of accounts payable of $841,485, accrued liabilities of $216,170, current portion of loans of $161,328, and indebtedness to related parties of $374,904.

Accounts payable and accrued liabilities include a payable of $698,487 for the return of surcharge and interchange; legal and accounting fees of $113,830; telephone expense of $30,279; switch and hosting fees of $119,975; accrued vacation payable of $8,483; and $86,601 due for consulting services, office expenses and various other general fees and charges.

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $97,186 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $961 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.  The purpose of the loan is to supply vault cash to Vencash’s customer-owned ATM equipment and site locations.  Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount.

As of September 30, 2010, the balance is $97,186 ($100,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as current portion of loans.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $127,313 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,071 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan is to fund the switch development project.  In February 2010, the loan was reduced by $63,171 ($65,000 CDN) to purchase E-Debit’s private offering memorandum of 622,123 common shares at $0.10 per share.

As of September 30, 2010, the balance is $64,142 ($66,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as current portion of loan.

The following table summarizes the Company’s indebtedness to related parties transactions as at September 30, 2010:

Payable to:	Amount
A loan advanced from E-Debit’s President for working capital.	$49,537
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	179,659
A loan advanced from E-Debit’s vice President for working capital.	2,851
A loan advanced from E-Debit’s officers for working capital.	25,484
A loan advanced from E-Debit’s directors for working capital.	70,035
Officers’ and Directors’ bonuses payable carried forward from year 2002	47,338
Total	$374,904

The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

Long term liabilities as at September 30, 2010 consisted of a shareholder loans totaling $363,055.  E-Debit’s shareholder loans related to cash advance from the directors total $271,215 with no interest and specific terms of repayment. The remaining balance of shareholder loans total $91,840 consist of a loan advance from a shareholder of $48,593 has an interest rate of 9% per annum with no specific terms of repayment, and a loan advance from E-Debit’s vice president total $43,247 has an interest rate of 12% per annum with no specific terms of repayment.

Shareholders’ deficit as of September 30, 2010 was negative $164,958, inclusive of an accumulated loss from operations of $4,082,227, as compared to shareholders deficit negative of $760,509 as of December 31, 2009. The decrease in shareholders’ deficit of $595,551 was primarily due the issuance of common stock of $1,087,732 and the additional paid-in capital of $304,345.  The decrease in shareholders’ deficit is partially offset against the current period deficit of $778,092 and a decrease in accumulated other comprehensive income of $18,434.

During the nine (9) month period ending September 30, 2010, E-Debit raised $457,353 cash advance from directors to support the switch operations and general and administrative costs.

During the nine (9) month period ending September 30, 2010, E-Debit raised $1,087,732.  $113,400 was raised through stock award plan and issued 1,620,000 common shares at $0.07 per share and $974,332 was raised through private offering memorandum and issued 9,740,158 common shares at $0.07 per share.

The issuance of 1,620,000 shares from the Stock Award Plan was issued as the settlement of $113,400 of debt owed to related parties.  The following table summarizes the Stock Award Plan transactions:

Stock Award Plan
	Month	Common Shares	$ per share	Settlement of Debt – Related Parties
Exercise of options to a director for settlement of debts owed to a director	May 2010	265,000	$0.07	$18,550
Exercise of options to a director for settlement of debts owed to a director	July 2010	265,000	$0.07	$18,550
Exercise of options to a consultant for settlement of debts owed to a company that is controlled by the Company’s president	February 2010	500,000	$0.07	$35,000
Exercise of options to a consultant for settlement of debts owed to a company that is controlled by the Company’s president	May 2010	90,000	$0.07	$6,300
Exercise of options to a consultant for settlement of debts owed to a company that is controlled by the Company’s president	September 2010	500,000	$0.07	$35,000
Total		1,620,000		$113,400

The issuance of 9,740,158 shares at $0.10 per shares from the Private Offering Memorandum was issued for cash of $97,442, the settlement of $537,556 of debt, and settlement of $339,334 of debt owed to related parties.  The following table summarizes the Private Offering Memorandum transactions:

Private Offering Memorandum

	Month	Common Shares	$ per share	Cash	Settlement of Debt	Settlement of Debt – Related Parties
Private offering issued to investors for cash	February 2010	459,205	$0.10	$45,942
Private offering issued to investors for cash	June 2010	500,000	$0.10	$50,000
Private offering issued to investors for cash	August 2010	15,000	$0.10	$1,500
Private offering issued to a supplier for settlement of debt	June 2010	5,375,556	$0.10		$537,556
Private offering issued to two executive officers for settlement of debts owed to officers	May 2010	181,313	$0.10			$18,313
Private offering issued to a director for settlement of debts owed to a director	May 2010	764,740	$0.10			$76,746
Private offering issued to a director for settlement of debts owed to a director	July 2010	500,000	$0.10			$50,000
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	February 2010	622,123	$0.10			$62,212
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	May 2010	664,198	$0.10			$66,443
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	June 2010	500,000	$0.10			$50,000
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	July 2010	100,000	$0.10			$10,000
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	August 2010	58,023	$0.10			$5,802
Total		9,740,158		$97,442	$537,556	$339,334

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2010, the Company had working capital deficit of $769,970 and Stockholders' Deficit of $164,958 compared with working capital deficit of $772,948 and Stockholders' Deficit of $760,509 as of December 31, 2009.  The Company’s working capital deficit has decreased principally as a result of a decrease in accounts payable of $73,075, a decrease in accrued liabilities of $48,264, a decrease in current portion of loans of $58,859, an increase in inventory of $24,583, and an increase in prepaid expense and deposit of $10,517.  The decrease is partially offset against a decrease in cash of $2,082, a decrease in accounts receivable net of allowance for doubtful of $34,881 and an increase in indebtedness to related parties of $175,409.

The increase in indebtedness to related parties is from E-Debit’s directors and officers advanced deposits to support E-Debit operations.

Stockholders' Deficit decreased as a result of the issuance of common stock of $1,087,732 and additional paid-in capital of $304,345.  The decrease in shareholders’ deficit is partially offset against the current period deficit of $778,092 and a decrease in accumulated other comprehensive income of $18,434.

The Company’s consolidated operations during the nine (9) month period resulted in the provider of net cash of $13,861, compared to the used of net cash in the amount of $591,222 during the same period from the previous year. This decrease in the use of net cash flow from operations was the result of a decrease in net loss from operations of $67,460, an increase in stock-based compensation of $304,345, an increase in other non-cash transactions of $862,950, an increase in accounts receivable of $189,752, and a decrease in inventory of $29,575.   The decrease in the use of net cash is partially offset against a decrease in prepaid expenses and other of $61,145, and a decrease in accounts payable and accrued liabilities of $771,933.

Investing activities during the nine (9) month period resulted in the used of net cash of $585,973, which was caused by the purchase of equipment for card management systems.

Financing activities during the nine (9) month period resulted in the provided of net cash of $554,795, which was caused by the proceeds from private offering memorandum of $97,442 and the proceeds from loans of $457,353.

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

In October 2010, cash advanced of $26,240 from a company controlled by E-Debit’s President to support the switch operations and general and administrative costs.

In October 2010, E-Debit issued 130,000 common shares to consultants from the Stock Award Plan pursuant to the exercise of stock option at $0.07 per share or $9,100.  The issuance of 130,000 shares to consultants was issued as the settlement of $9,100 of debt owed to an affiliated company that is controlled by the Company’s president.

In October 2010, E-Debit issued 1,445,000 common shares from the Private Offering at $0.10 per share or $144,500.  900,000 common shares were issued to consultants, 200,000 common shares were issued to an external director’s affiliated company and 345,000 common shares were issued to an executive officer’s affiliated company.

The issuance of 900,000 shares to consultants was issued as the settlement of $90,000 of debt owed to an affiliated company that is controlled by the Company’s president.

The issuance of 200,000 shares to an external director’s affiliated company was issued as the settlement of $20,000 of debt owed to an external director.

The issuance of 345,000 shares to an executive officer’s affiliated company was issued as the settlement of $34,500 of debt owed to an affiliated company that is controlled by the Company’s president.

Furthermore, there is no demand for payment on the accounts payable to relate parties of $374,904 and shareholders’ loan of $363,055 as these liabilities are owed to internal officers and directors. E-Debit believes that the investment from related parties, outside investors, and private offering memorandum will continue to produce sufficient ongoing funding to meet its current and future financial requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2010 (the “Evaluation Date”).

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
Date:    November 9, 2010

By:   /s/ Kim Law
Name:  Kim Law
Title:    Principal Financial Officer and Accounting Officer
Date:    November 9, 2010