Form 10-K
period 2010-12-31
E-Debit Global Corp.
filed 2011-04-13
CIK 1129120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number   0-32501

E-DEBIT GLOBAL CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	98-0233968
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#12, 3620 – 29th Street NE Calgary Alberta Canada	T1Y 5Z8
(Address of principal executive offices)	(Zip Code)

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
Yes ☐   No☒

The aggregate market value of the Common Stock of E-Debit Global Corporation held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter: (66,756,455 shares) based on the closing price of the common stock of $3,337,823.

As of March 28, 2010 there were 92,324,344 shares of Common Stock outstanding.

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

Since 2000, the Corporation has focused its business development on the “non-conventional financial services industry” and has sought opportunities available to it through acquisitions of equity positions within operating corporations or the establishment of wholly owned subsidiary companies that could assist in the asset growth of the Corporation.

“Non-Conventional Financial Services Business” is described as business related activities which would be normally associated in Canada with a registered chartered bank or bank affiliated financial institution but is privately owned and operated and not affiliated with a Canadian Chartered Bank.

Westsphere has no ongoing business operations other than acting as a holding corporation.

On April 2, 2010, the Corporation changed its name to “E-Debit Global Corporation.”  E-Debit Global Corporation is referred to herein as “E-Debit”, “the Corporation” “we” and “our”.

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

While the business operations of Vencash Capital were wound down during the consolidation and integration of the ATM operations on May 1, 2009, into Westsphere Systems Inc., Vencash Capital’s corporate entity was maintained in order to secure and protect the “Vencash” brand name.  This includes the maintenance of Vencash Capital’s wholly owned subsidiary, Vencash Financial Corporation ("Vencash Financial"), as a federal corporation under the laws of Canada, in order to secure and protect the "Vencash" name in all Provincial jurisdictions in Canada.  Vencash Financial conducts no actual business activities.

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

The Corporation’s ATM business

In late 1997, "non-conventional banking" participation and private ownership of ATMs was authorized allowing for participation within the "Canadian INTERAC system". The "Canadian Interac Association" as used herein is a national organization linking enterprises that have proprietary networks to enable them to communicate with each other for purposes of exchanging electronic financial transactions. Five (5) Canadian Banking and Financial Institutions founded the association in 1984. As of March 2011, there were fifty-three (53) member organizations. INTERAC is the organization responsible for the development of a national network of shared electronic financial services: INTERAC Shared Cash Dispensing Service (“SCD”) at ATMs and INTERAC Direct Payment Services (“IDP”), Canada's national debit service. IDP is Canada's national debit card service, available at more than 630,000 IDP terminals and 600,000+ ATMs across the country.

As a result of a review and investigation of opportunities developing from the 1997 government deregulation of the Canadian Banking and Financial sectors which allowed for the private operation of ATMs not associated with Canadian Banking financial institutions, the Corporation entered the "white label" ATM marketplace through its subsidiary Vencash Capital Corporation (“Vencash”). Vencash became the 7th Canadian Channel authorized to participate within the "white label" ATM business in Canada.

Currently the Corporation through its subsidiary holdings is a  fully integrated ATM provider, and offer a complete suite of ATM management services from ATM deployment and maintenance to transaction processing, reporting and settlement. Since inception, our ATM business has grown both organically 700 ATMs in operation as at March 8, 2011.  At present, we operate a national branded network of non-financial institution ATMs throughout Canada.  We earn revenue from the following sources: (i) transaction fees which include Interchange Fees and surcharge revenue; (ii) processing fees and maintenance fees; and (iii) margin on the sale of ATMs. We typically sign exclusive five-year agreements (which contain renewal provisions) with our customers for their ATM transaction processing and maintenance and management services.

Our focus to growing our ATM estate has historically been organic, utilizing in house sales as well as established distributor relationships.  In the past the distributor relationship has been the keystone to our national ATM presence.  Recently we have taken over the operation and management of our ATM estates corporately, particularly in the Maritime Provinces and southern Ontario.  On a go forward basis we will continue to utilize our in house sales force to drive Canadian organic growth but have put into place the foundation of re-establishing our national distributor network which is focusing on new ATM sales and placements as well as attracting customers that already have ATM’s and are looking for a new suppliers and/or processors.

On January 7, 2009 the Corporation consolidated Vencash’s sales and distribution business operation with its processing and switching business into the Corporation’s wholly owned subsidiary Westsphere Systems Inc. (“Westsphere Systems”). Westsphere Systems is one of four nation-wide companies conducting fully integrated “end-to-end” distributor/processor operation within the private ATM market in Canada.  The "switch" supplies the financial information to the "channel" in relationship to the processing of all surcharge fees that are associated with the customer use of the ATM.

Previously Vencash Capital acted as a "channel" which contracted its financial electronic transfer responsibilities with two (2) non owned "switches" (Data West Solutions and Calypso Canada Ltd.).  In November 2008 the Corporation commenced the transfer of its previously contracted switch to Westsphere Systems and with the roll out of our ATM estate onto Westsphere Systems processing switch reliance on outsourced switching is being reduced to near elimination.

Current Stage of Corporate Development

Historically, Vencash Capital provided a majority of the cash flow which fuelled its and our other expansion.  With the maturity of this aspect of the business, acceptance of the white label ATM placement has become routine, and market saturation has in the recent past being experienced.  Our management believes that ATM business operations will continue to generate positive revenues and returns.  With the move to chip enabled card products both debit and credit the non-conventional bank “white label” ATM business has changed.  With these changes comes the requirement for ATM equipment upgrading or exchange which holds significant opportunity in the marketplace if there is a significant sales presence “on the street”.    The Corporation plans to focus on the re-establishment of our historic distribution network to allow for the growth of the ATM business operations and to expand our Switch Direct ATM business model.

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

i
We will continue to review our nationwide ATM estate to evaluate the viability of reorganizing those business operations in order to maximize our current revenues and reduce our costs of administration, which might include the sale of those ATM estates to our distribution network or other third parties.

ii.
We will re-establish our nationwide distribution network, which allowed for our presence in the marketplace in the past and allow us to capitalize on the opportunities afforded with the change over to chip based transaction processing.

The Corporation has developed and implemented its Switching capabilities and membership within the INTERAC association and our national access to all regions within Canada through the INTERAC System, holds significant potential.  Combined with consolidation of its various business operations and elimination of administrative and operation costs we have solid “go forward” vertically integrated business operation.

Competitors

i
DirectCash Income Trust - Canada's largest ATM company in operation. It has offices and distribution centers in all of the major cities across Canada and supplies consolidated distribution, switching and processing services.

ii.	Laser Cash (Threshold) - A large ATM operator in service. This corporation also has distribution, switching and processing capabilities across Canada with head offices located in Mississauga, Ontario.

iii.	Ezee Cash – Second larges national ATM estate holder centered in Ontario and Quebec.

iv.	Frisco Bay - A large ATM corporation with integrated business operations.

v.	Several Regional and National Companies - These companies compete on a regional basis with the Corporation’s regional distributor network and nationally with Westsphere Systems corporately.

Our Strengths

We are a fully integrated full service national ATM operator focusing on providing retailers with reliable, low cost ATMs with contractual relationships which provide us with recurring transactional and fixed revenue streams with a large number of geographically diverse customers including small, medium and large retail enterprises in a variety of market segments. We enter into contracts with all our customers which typically have an initial term of five years and first right of refusal to contract extensions.

With a business model based on a motivated group of distributors and corporate service personnel we have maintained long-term contractual relationships with our sites and customer base.  We will continue to utilize selective placement and monitoring of ATMs, to obtain maximum value for placement and a higher percentage return per terminal. Service and information dissemination will continue to be a priority for the management team.  We have a large customer base and a large geographical area in which to market our products.

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

The Corporation depends on a number of counterparties in the conduct of its business operations including; Moneris Solutions Corp., Bank of Montreal, Royal Bank of Canada, ACI Worldwide Inc. and Shaw Communications Inc.  There can be no assurance that any of these counterparties will be able to continue to perform their respective obligations and contracts. An interruption in or the termination of any contract or business arrangement by any counterparty, including, in relation to our membership within Interac, the supply by banks of cash for our ATM cash loads, the use of our own employees to load our Full Placement ATMs, and the Corporation’s inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on the our business, financial condition and operating results. In addition, we periodically negotiate renewal terms for these contracts and business arrangements and there can be no assurance that such renewal terms will remain financially acceptable.  Any interruption in the Corporations relationship with certain of these counterparties could materially adversely affect our ability to process ATM transactions. If the Corporation were to lose its access to Interac membership, this would immediately result in a material adverse effect to our business. There can be no assurance the Corporation would be able to find alternate supplies or sources of distribution in a timely manner.

The profitability of the Business will be in part dependent upon the continuation of a favourable regulatory regime with respect to the continuing operations and the future growth and development of independent ATM operators. Should the regulatory regime in an applicable jurisdiction be modified in a manner which adversely affects independent operators, including increases in taxes or increased regulatory burdens (including burdens imposed by Interac, Cirrus, Maestro, Visa and Plus), Revenues may be adversely affected. The failure to obtain all necessary licenses or permits, including renewals thereof or modifications thereto, may adversely affect the Corporations historic cash flows.

Interac, MasterCard or VISA have mandated hardware and software security upgrade for ATMs, Debit Terminals and our Switch, and with the accompanying change of the rules and regulations around approved devices, members or security, our revenues may continue to be adversely impacted.  The Corporation’s operations are subject to a variety of federal, provincial laws and regulations, including Interac, Cirrus, Maestro, Visa, Plus and Canadian Payment Association rules and regulations. The Corporation and the companies with whom it contracts to provide services are required to invest financial and human resources to comply with such laws and the Corporation anticipates that it will continue to do so in the future. Although such expenditures historically have not been material to us, such laws or regulations are subject to change and accordingly, it is impossible to predict the cost or impact of such laws or regulations on its future operations. Although, to our knowledge, such fees are not anticipated to change, any change that Interac makes to its Interchange Fees, its fee structure or Acquirer fees could have an adverse impact on our revenues. As well, current revenues would be adversely impacted if Interac decided to eliminate surcharging.

If a fraud occurs in the Interac network or in the Corporation’s network, this could result in an adverse impact on the Corporation and its revenues as a result of the implementation of more stringent regulations or the loss of consumer confidence, each of which may result in the transaction volumes at our ATMs declining and our revenues being adversely impacted.

The Corporations revenues have historically been dependent on ATM transaction volumes.  In the event that these transaction volumes decrease with the proliferation of additional ATMs in the market, the Corporation’s revenues will be negatively impacted.  Actual expenses may exceed the Corporation’s projected amounts and/or actual revenues may be less than the Corporation currently projects, in which case the Corporation may need to raise additional funds from lenders and equity markets in the future. In addition, the Corporation may choose to raise additional financing in order to capitalize on perceived opportunities in the marketplace that may accelerate the Corporation’s growth objectives. The Corporation’s abilities to arrange such financing in the future will depend in part on the prevailing capital market conditions as well as the Corporation’s business performance. There can be no assurance that the Corporation will be successful in its efforts to arrange additional financing, if needed, on terms satisfactory to the Corporation. If additional equity or debt financing is raised by the issuance of common stock control of the Corporation may change and shareholders may experience dilution to their equity interest in the Fund.

b.               Business of E-Debit International Inc.

E-Debit International Inc. (“E-Debit International”) initial development stages focused on meeting the payment system needs of current and potential online shoppers.  E-Debit's business model was based on an anonymous payment system to protect the identity of the purchaser while allowing for guaranteed payment to the merchant. E-Debit intended to accomplish this system by developing and marketing a secure, anonymous online payment system that could be used by online consumers and merchants.

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

The Corporation entered into an asset purchase agreement on June 21, 2010 with an arms length third party related to certain hardware equipment, and software equipment for the establishment of a proprietary card management system in order to establish the foundation platform to enable E-Debit International to launch its card product entry into the loyalty, prepaid, debit and credit card business space originating in Canada and North America wide.  E-Debit International continues the development of its card product and to date has not been put into commercial production.

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

The Corporation had previously viewed the operation of cheque cashing services, corporate registry and filing services was not adding to the financial potential of our core business model as the fee per transaction based business operations of its ATM, POS and card management businesses.  On October 15, 2010, the Corporation sold forty-one (41%) percent of the issued and outstanding shares of Cash Direct subsidiary 1105725 Alberta Ltd operating as Personal Financial Solutions to 1498328 Alberta Ltd. which E-Debit Global officer and Chief Operating Officer is a principal shareholder. The sale resulted in 1498328 Alberta Ltd. controlling ninety (90%) of the issued and outstanding shares of 1105725 Alberta Ltd.   E-Debit Global has the option to repurchase up to 40% of the issued and outstanding shares of 1498328 Alberta Ltd. for $1.00 per share for a period of 36 months.

Current Stage of Our Development

Our group of companies employs sixteen (16) full-time employees and three (3) contracted consultant groups working in Edmonton, Alberta and Omaha, Nebraska

We were incorporated in Colorado on July 21, 1998, and hold wholly owned subsidiaries which conduct business throughout Canada.  We file and prepare our financial information in accordance with U.S. generally accepted accounting principles (“GAAP”).

ITEM 1A.   RISK FACTORS

The following are certain risk factors relating to E-Debit Global Corporation, and the Corporation’s subsidiary business operations.  The following information is a summary only of certain risk factors and is qualified in its entirety by reference to, and must be read in conjunction with, the detailed information appearing elsewhere in this document.

E-Debit Global Corporation is organized to be a holding corporation of the various other entities held as wholly owned subsidiaries and therefore not directly subject to risks of the Business- however, since the Corporation derives its value and cash flow from its subsidiaries, the risks faced by the Corporation’s subsidiaries  are effectively also faced by the  Corporation. The risks and uncertainties described below are not the only risks and uncertainties the Corporation faces.

Additional risks and uncertainties not currently known to the Corporation or that the Corporation currently deems immaterial also may impair the Corporation’s business operations. If any of the following risks actually occur, the Corporation's business, results of operations and financial condition could suffer.  In that event the trading price of the Corporation’s Common Shares could decline and holders of the Corporation’s Common Shares could lose all or part of their investment in The Corporation Shares.

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors and the other information in this registration statement before investing in our common stock.  Our business and results of operations could be seriously harmed by any of the following risks.

We have substantial indebtedness.

As of December 31, 2010, we had a working capital deficit of $1,223,705 which includes $1,025,204 payable to suppliers and day-to-day operations.  Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow.  Our cash flow will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control.  Accordingly, we cannot be certain as to whether or when we will have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure that any of these strategies can be effect on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences, including:

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

Regulatory Regime

The profitability of the Corporation’s subsidiary business operations will be in part dependent upon the continuation of a favorable regulatory regime with respect to the continuing operations and the future growth and development of independent ATM, Debit Terminal and Prepaid Card operators. Should the regulatory regime or the interpretation of the legislation in an applicable jurisdiction be modified in a manner which adversely affects independent operators, including increases in taxes or increased regulatory burdens (including burdens imposed by Interac, Cirrus, Maestro, Canadian Payments Association, VISA and Plus), the Corporation’s profitability may be adversely affected.

The failure to obtain all necessary licences or permits, including renewals thereof or modifications thereto, may adversely affect profitability.  If the Networks, like Interac, VISA, MasterCard, Plus, or Cirrus change their rules to alter the financial terms under which acquirers and issuers operate, such a change could have an adverse effect on the Corporations’ profitability (or a positive effect depending on the direction of the change).

Some examples of the types of financial terms that the Networks have the power to change under their rules include, changing of amounts of interchange that is paid to/by card issuers or transaction acquirers, adjusting the fees paid by card issuers and/or transaction acquirers to the Network, creating new fees or levies charged to card issuers and/or transaction acquirers, changing the rules for allocating the liability for fraudulent transactions and their associated costs, changing the requirements for connecting to the network for transaction processing, eliminating or restricting the use of surcharging, allowing non financial institution members to deploy or process transactions, increasing Network association fees charged to card issuers or transaction acquirers, changing their rules so that different rules/fees apply to financial institutions versus non financial institution terminal deployers or processors, and changing or adding new monetary sanctions for breaches of network rules. If such changes result in increased costs or decreased revenue for the Corporation, the Corporation may or may not be able to recover the difference by altering the terms of the contracts Corporation has with its customers (or the Company may not be able to make the necessary adjustments until the terms of existing contracts reach the end of their current term).

If Interac, MasterCard or VISA mandate a hardware or software security upgrade for ATMs, Debit Terminals or the Corporation’s Switch, or change the rules and regulations around approved devices, members or security, profitability may be adversely impacted.

Security upgrades are required under Interac, MasterCard, and VISA rules. These upgrades include the requirements to have:

(a)	EMV (Europay, MasterCard, VISA) certified chip card (the replacement technology for the historical magnetic stripe cards)software/readers, and
(b)
network approved encrypted PIN pad ("EPP") devices, installed on all ATMs and debit terminals thereby providing the ability to accept EMV chip card transactions. This has required and will also require further upgrading the Corporation’s Switch to process EMV chip card transactions, and adding additional encryption methods to Corporations managed ATMs and Debit terminals, Triple Des Encryption.

The Corporation’s understanding of the deadlines mandated by Interac and MasterCard for conversion of ATMs and debit terminals (i.e. to read the EMV microchip on a card rather than a magnetic stripe) are as follows:

(a)	50% of all ATMs must be upgraded with a EMV certified chip pin entry device by December 31, 2010 and 100% of ATMs must be upgraded by December 31, 2012;
(b)	35% of debit terminals must be upgraded with a EMV certified chip pin entry device by December 31, 2010, 60% must be converted by December 31, 2012, and 100% must be upgraded by December 31, 2015.

VISA's rule changes do not require a switch to the new technology by any particular date. However, both MasterCard and VISA rules provide that after March 31, 2011, certain liabilities (i.e. in respect of transaction errors or frauds) will be reallocated to industry participants who are still accessing the MasterCard and VISA networks using non-upgraded equipment, cards or software.

In addition to the security upgrades to ATM and Debit Terminals, in order to access Interac, cards (i.e. the debit cards issued by financial institutions) must be upgraded (i.e. reissued) to have EMV chips installed: 65% by December 31 2010 and 100% by December 31, 2012.

The result of non-compliance can include penalties, fines, sanctions and contractual penalties by the applicable Network(s) and ultimately disconnection of the ATM and Debit Terminal device or card from the Network for failure to comply by the end dates.  The Corporation will be investing maintenance capital and upgrading its IT department to meet these upgrade deadlines.  The Corporation’s customers of who own their own equipment are encouraged to make the necessary changes to their equipment and in some cases the Corporation has the contractual right to make the necessary changes for the customer (and charge the customer for the cost of the change).

The Corporations business operations are subject to a variety of federal laws, provincial laws and the rules of various financial networks ("Networks"), including Interac, Cirrus, Maestro, VISA and Plus. Also, the Corporation or the entities with whom the Corporation contracts are subject to the jurisdiction of various government agencies and departments, including the Office of the Superintendent of Financial Institutions ("OSFI"), the Canadian Payments Association (the "CPA"), Canadian Deposit Insurance Corporation ("CDIC"), Financial Transactions and Reports Analysis Centre of Canada ("FINTRAC"), offices of Provincial privacy commissioners as well as various jurisdictional Securities Commissions.

Some of the more common areas where regulatory compliance can become relevant to operation of the Corporation's business include (a) anti-money laundering ("AML") requirements which includes reporting of suspicious transactions and checking of customer names against various lists of terrorist organizations, (b) know your client ("KYC") requirements (c) fee disclosure requirements ("FDR"),
(d) identification of politically exposed foreign persons ("PEFP") and collection of additional information regarding PEFP transactions. Although the cost of compliance with such requirements historically has not had a material effect financially to the Corporation, such laws or regulations are subject to change and accordingly, it is impossible to predict the cost or impact of such laws or regulations on its future operations.

Each of the Networks, the CPA and other regulators are constantly reviewing, revising and updating their rules and regulations with a view to addressing and regulating new business practices, the needs of the marketplace and generally to meet their public interest mandates. Recently some Canadian provinces have chosen to legislate their own AML requirements (in addition to those already legislated under federal legislation). If any of the Networks or government agencies that regulate financial institutions change their rules (or their interpretation of the rules) so as to increase the administrative burdens necessary to operate the Corporation’s Prepaid Card program (for example, requiring that each Prepaid Card customer become a customer of the financial institution and provide the necessary information to open and maintain a separate deposit account), such changes/increased costs could negatively impact our card product business model. If other legislation not directly dealing with financial institutions (for example, the Tax Rebate and Discount Act (Canada) or legislation similar to the legislation introduced to regulate "gift" cards, is passed to restrict or limit the ability to charge fees on Prepaid Cards, this may make the use of Prepaid Cards in such applications uneconomic.

The Corporation employs a significant number of employees and contractors that conduct very significant services to the Corporation’s operating systems associated to our Switch Operations.  In the course of their supplying those services and support  if one or more of these individuals in key control positions were to perpetrate a fraud (for example, relating to settlement of transactions, altering account deposit account details, changing customer charging details, fraudulently ordering cash to a non Corporate  owned location, or creating fake accounts), this could have a negative impact on the Corporation's cash flow.  To reduce this risk the Corporation has put into place significant internal controls and monitoring to detect any of these possible activities, and the Corporation requires dual entry for many of the encryption key loading and control processes related to the cash settlement process.

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

Disaster Recovery

The Corporation  has a Disaster Recovery Site in located off-site in Calgary, Alberta, and it may not be possible to effectively transition on a timely basis all of the Corporation’s operations and functions to the off-site facility in the event of disaster or equipment failure. The Corporation maintains an addition manual backup program and UPS (uninterruptible power source or battery backup) on site within the Corporation’s general office and full back up auxiliary power and redundant broad band supply at our off-site Disaster Recovery Site.

Software Viruses and Network Intrusion

The Corporation maintains many different networks and management information systems (some of which are interconnected) and some of which are connected to the internet or to other external networks. The Corporation may be susceptible to viruses and network intrusions by third parties. Furthermore, network intrusions that occur on outside networks (or the internet) that the Corporation connects to can spread to the Corporation. Any intrusion or virus could impact the performance of the transaction processing capabilities of the Corporation’s Switch and management software and in a worst case scenario could require temporary shutdown of the affected systems (and the related services offered by the Corporation), and compromise information about customers, users and employees. Systems that are accessed through the internet are also subject to "denial of service" attacks - these attacks do not involve an intrusion into the system but can effectively make the systems unavailable to the Corporation's customers/employees.

The Corporation maintains significant and complex security policies and procedures to manage these risks, some of which include intrusion detection software, virus monitoring software, IP blocking, IP tracking software, complex encryption for transactions, network monitoring and reporting solutions as well as application and data base level restrictions and controls through network design and implementation.

Uninsured and Underinsured Losses

The insurance coverage currently maintained by the Corporation is in the form of comprehensive property and casualty insurance, including coverage in respect of claims for bodily injury or property damage arising out of assets or operations. In many of Corporation's customer contracts, the customer is required to maintain insurance with the Corporation’s named as a loss payee.  Although efforts are made to carry out verification it is difficult to monitor as to the effectiveness of the maintenance of the insurance coverage and that the necessary insurance is currently in place.  Even in cases where the Corporation’s customers remain contractually obligated to maintain insurance for the Corporation's benefit, it is possible that when a loss occurs the necessary insurance will not be in place or will deny coverage.

The Corporation does carry insurance for cash in transit. As a result, not all risks facing the Corporation are now or will be covered by insurance, and no assurance can be given that insurance will be consistently available or will be consistently available on an economically feasible basis or that the amounts of insurance will at all times be sufficient to cover each and every loss or claim that may occur involving the Corporation’s assets or operations. In particular, damage caused by an accidental or natural disaster to any or all of the Corporation's office/warehouse facilities, including the its contracted Switch operation may have a material adverse affect on the financial well being of the Corporation’s operations.  Dependency on Networks and Other Counterparties for a Number of Contracts and Business Arrangements

The Corporation depends (directly or indirectly) on a number of Networks and counterparties in the conduct of the Corporation's Business, including Interac, MasterCard, VISA, Plus, Cirrus, Moneris Solutions Corp., Bank of Montreal, Royal Bank of Canada,  Shaw Communications Inc., the DPL Group, Trans Armored Canada Ltd., and equipment and software vendors such as ACI Worldwide Inc., Rycom Inc. and ebackup Inc. There can be no assurance that any of these counterparties will be able to continue to perform their respective obligations and contracts or that the Corporation will be allowed to continue its memberships with applicable Networks.  An interruption in or the termination of any contract or business arrangement by any counterparty (including, in relation to the Corporation's access to Networks, the supply by banks of cash for The Corporation's ATM cash loads, the use of the Corporation's own employees to load the Corporation's Full Placement ATMs, and the Corporation's inability to make alternative arrangements in a timely manner, or at all), could have a material adverse effect on The Corporation's Business, financial condition and operating results.

In addition, the Corporation periodically negotiates renewal terms for these contracts, business arrangements and memberships and there can be no assurance that such renewal terms will remain acceptable to the Corporation or any such counterparty or Network. An interruption in the Corporation's relationship with certain of these counterparties could materially adversely affect the Corporation's ability to process ATM, Debit Terminal, Prepaid Card transactions.  If The Corporation were to lose the Corporation's access to Interac or MasterCard memberships, this would immediately result in a material adverse effect to The Corporation's Business. The Corporation is also a large user of and the Corporation's communication and processing systems are dependent on hardware and software sourced from ACI Worldwide Inc. and Rycom Inc. There can be no assurance that the Corporation would be able to find alternate supplies or sources of distribution in a timely manner.

We depend upon key personnel, the loss of which could seriously harm our business.

Our performance is substantially dependent on the continued services of our executive officers and key employees.   Our long-term success will depend on our ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel, and we may experience difficulties in the future.  The Corporation has historically been dependent on a relatively small number of key officers and employees, the loss of any of whom could have an adverse effect on the Corporation. Due to the technical nature of the Corporation business operations, The Corporation is dependent upon its ability to continue to attract and retain qualified management, marketing, information technology and technical personnel. There is competition for qualified personnel in the Corporation’s business and in related businesses and there can be no assurance that the Corporation will be able to continue to attract and retain qualified personnel necessary for the development of the Corporation's businesses. Douglas Mac Donald continues to act as President and C.E.O. of The Corporation and its principal subsidiaries under a ongoing employment agreement with the Corporation.

Clients, Contracts & Market Saturation

The Corporation may be unable to maintain and expand the Corporation's customer base and may not be able to renew The Corporation's contracts on the same or similar terms and conditions as that which presently exist. The ATM and Debit Terminal Markets may reach saturation and organic growth may be limited to market size. As well, the Corporation's profitability may be affected by a number of factors including the expiry or termination of existing Placement Contracts, Processing Contracts or card management contracts. The Corporation may not be able to enforce the terms of certain of The Corporation's contracts depending on the laws of the applicable jurisdiction.

Competition and Technological Change

The ATM, Debit Terminal and prepaid products businesses are highly competitive. The Corporation's competitors include some of the major financial institutions in Canada who have greater financial and human resources and greater name recognition than the Corporation. As well, if existing or new competitors gain market share, the Corporation's business and operating results could be adversely affected. The Corporation's future and existing competitors could also introduce products with superior features and functionality at lower prices than the Corporation's products, and could potentially bundle existing or new products with other more established products in order to compete with The Corporation.

The introduction of new technologies, and any potential limitations or changes to the Corporation's network or changes to security requirements could all have a materially adverse impact on the Corporation's Business. Competitors could also gain market share by acquiring or forming strategic alliances with other competitors. If existing or future competitors seek to gain or retain market share by reducing margin on products sold, the Corporation may also be required to reduce the Corporation's margins or the Corporation's fee structure or increase amounts payable to third parties, retailers, sales agents and resellers, which may reduce the Corporation's revenue and cash flow.

Transaction Volumes

The Corporation's revenues are largely dependent on (a) transaction volumes at ATMs.  If these transaction volumes decrease with the proliferation of additional ATMs in the market, the Corporation's revenues and profitability will be negatively impacted.

Requirement for Additional Capital

Actual expenses may exceed the Corporation's projected amounts and/or actual revenues may be less than The Corporation currently anticipates, in which case the Corporation may need to raise additional funds from lenders and equity markets in the future. In addition the Corporation may choose to raise additional financing in order to capitalize on perceived opportunities in the marketplace that may accelerate the Corporation's growth objectives.  The Corporation's (and the Corporation') abilities to arrange such financing in the future will depend in part on the prevailing capital market conditions as well as The Corporation's business performance. There can be no assurance that the Corporation or the Corporation will be successful in efforts to arrange additional financing, if needed, on terms satisfactory to the Corporation and the Corporation . If additional equity or debt financing is raised by the issuance of the Corporation Shares, control of the Corporation may change and holders of The Corporation Shares may experience dilution to their equity interest in the Corporation.

Vault Cash

The Corporation maintains cash in many ATMs (i.e. is the owner of the cash and is responsible for replenishing cash in such ATMs). The Corporation funds the Corporation's vault cash requirements in part from private credit facilities. Funding increasing vault cash requirements from historic lines of credit may become limited.  The Corporation's ability to fund such requirements and the Corporation’s inability to arrange an appropriate expansion of such credit facilities, then The Corporation would have to consider funding alternatives for some ATMs which could result in a reduced level of profitability from the affected ATMs.

Credit Risk

The Corporation's ability to collect amounts due or realize the Corporation's security on The Corporation's clients may affect profitability.

Alternative Payments

Alternative payment options could be developed that change individuals' requirements to get cash from ATMs or make purchases with debit cards or credit cards. Some new payment technologies that have emerged in the past few years include pay-pass and touch and go systems and payment systems that utilize features built into cellular phones. To date these alternative technologies have not had a measurable impact. However, these technologies and new technologies developed in the future could become more prevalent and thereby negatively impact the Corporation's Business.

Need to Manage Growth Effectively

If The Corporation fails to manage The Corporation's growth effectively, The Corporation's business and operating results could be adversely affected, which could impact the market price of the Corporation’s Shares to fall. The Corporation expects to continue to grow the operations of the Corporation domestically and internationally, and to hire additional employees. The growth in the Corporation's operations and staff has placed, and will continue to place, a strain on existing management systems and resources. If The Corporation fails to manage the Corporation's future anticipated growth, the Corporation may experience higher operating expenses, and the Corporation may be unable to meet the expectations of shareholders, securities analysts or prospective investors with respect to future operating results.

The Market Price of the Corporation Shares Will Fluctuate

Since being listed for trading on the OTC:BB under the trading symbol on July 21, 2001 Shares of a the Corporation has  not necessarily traded at values determined solely by reference to the underlying value of its assets.  In addition, the market price for the Corporation’s Shares may be affected by changes in general market conditions, fluctuations in the market for equity or debt securities and numerous other factors beyond the control of the Corporation.

Proprietary Information

The Corporation relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures, contractual provisions and other measures to protect its proprietary information. All of these measures afford only limited protection. These measures may be invalidated, circumvented or challenged. Despite the Corporation's best efforts to protect proprietary rights, unauthorized parties may attempt to obtain or use information that the Corporation regards as proprietary.

Interest Rate Fluctuations

The Corporation's debt fluctuates from time to time and the Corporation pays interest on the Corporation's debt on floating and fixed interest rates. Accordingly, any increase in rates may have a negative impact on profitability.

Our management has broad discretion over the use of capital raised.

We plan on raising capital for working capital and to help pay off the outstanding indebtedness and for general corporate purposes. Thus, management will have broad discretion in allocating proceeds of any offering.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting Company, the Company is not required to include this Item.

ITEM 2.   DESCRIPTION OF PROPERTIES

Principal Offices and Other Property

Our property holdings are as follows:

1.	#12, 3620 – 29th Street N.E. Calgary, Alberta T1Y 5Z8

Effective May 01, 2009, E-Debit Global consolidated all of its business operations into a 3,400 square foot facility in the northeast area of Calgary just minutes from the Calgary International Airport. This move reduced our payments significantly from the previous leased space.  We lease this property at a rate of $6,269.00 CDN per month plus operating expenses and applicable taxes.  This facility houses our administrative headquarters, ATM and POS operations, service and administrative center, Westsphere Systems and E-Debit.  On May 1, 2009, we signed the lease for five (5) years commencing on May 1, 2009 and ending on April 30, 2014 with Alberta Registered Corporation 1480325 Alberta Ltd. whose sole Officer, Director and Shareholder is the Corporations President and Chief Executive Officer, Douglas Mac Donald.  The lease agreement provides the Corporation an option to purchase the property during the course of the Lease Agreement.

2.	#11, 3620 – 29th Street N.E. Calgary, Alberta T1Y 5Z8

Effective June 1, 2010, E-Debit Global leased this property at a rate of $3,100.00 CDN per month plus operating expenses and applicable taxes.  This facility houses our ATM and POS service and sales operations center, Westsphere Systems and E-Debit.  On June 1, 2010, we signed a month to month lease commencing on June 1, 2010 with Alberta Registered Corporation 1480325 Alberta Ltd. whose sole Officer, Director and Shareholder is the Corporations President and Chief Executive Officer, Douglas Mac Donald.

ITEM 3.   LEGAL PROCEEDINGS

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

Effective April 01, 2005, our common stock was trading on the OTCBB under the symbol “WSHE”. Our preferred shares are non-trading and voting is vested with the Board of Directors.  On March 29, 2010, Westsphere has officially changed its name from Westsphere Asset Corporation, Inc. to E-Debit Global Corporation. The new CUSIP number is 26841A 105, which was filed with Colorado Secretary of State on March 29, 2010. The Company has submitted all documents to FINRA for the name change on April 01, 2010.

On November 15, 2010, FINRA made the previously announced 5 to 1 forward split of the outstanding Common stock effective. Consequently, the following highs and lows may be affected by the forward split:

2010	High	Low
1st Quarter	$0.100	$0.100
2nd Quarter	$0.130	$0.130
3rd Quarter	$0.130	$0.130
4th Quarter	$0.120	$0.120

2009	High	Low
1st Quarter	$0.070	$0.070
2nd Quarter	$0.080	$0.080
3rd Quarter	$0.040	$0.040
4th Quarter	$0.110	$0.110

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of March 28, 2011, we have five hundred and twenty-six (526) shareholders of record of our common stock and one hundred fifty-Three (153) shareholders of record of our preferred stock.

No dividends on outstanding common or preferred stock have been paid within the last two (2) fiscal years or during any interim periods. We do not anticipate or intend to pay any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by	0	0	0
security holders

Equity compensation plans not	17,575,000	$1,011,750	0
approved by security holders (1)

Total	17,575,000	$1,011,750	0

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

On October 26, 2010, pursuant to the authorization of the Company’s shareholders given at the annual shareholders meeting held on March 27, 2010, management filed a notice of corporate action with the Financial Industry Regulatory Authority (FINRA) declaring a 5 to 1 forward split of the outstanding common stock effective November 8, 2010 or as soon thereafter as determined by FINRA.

On November 15, 2010, the Financial Industry Regulatory Authority made the previously announced 5 to 1 forward split of the outstanding common stock effective.

ITEM 6 - SELECTED FINANCIAL DATA

As a smaller reporting Company, the Company is not required to include this Item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

E-Debit and its subsidiaries generated a net loss of $1,152,944 from operations for the twelve month period ending December 31, 2010.  During the period of operations ending December 31, 2009, E-Debit and its subsidiaries generated a net loss of $1,287,741.  The decrease in year 2010’s net loss of $134,797 over the previous year was primarily due to a decrease in the discontinued POS operations of $456,225 and a decrease in travel, delivery and vehicle expenses of $29,226.  The decrease in net loss is partially offset against a decrease in gross profit of $115,682, an increase in legal and accounting fees of $35,314, an increase in salaries and benefits of $57,210, an increase in other expenses of $58,493, an increase in interest expense of $11,264, and a decrease in other income of $78,895 over the same period from the previous year.

The decrease in the discontinued POS operations of $456,225 was caused by the written off of E-Debit’s investment in its subsidiary TRAC in the previous year.

The decrease in travel, delivery and vehicle expenses of $29,226 was caused by a decrease in number of placement of ATMs in the marketplace and a decrease in vehicle expenses.  The decrease in the number of placements was due to Westsphere’s subsidiary Vencash no longer having the finance/lease program available offered by an ATM supplier to place more ATMs in the market place at a lower cost.  The decrease in vehicle expenses was due to two of the vehicle lease contracts have been expired during the year 2010.

The decrease in gross profit was primarily caused by an increase in other cost of sales of $115,675.  The increase in other cost of sales was related to the switch operations.  E-Debit has officially launched its switch in January 2009 and commenced rollover of ATMs to process all transactions through its association with ACI.  As of February 2011, 447 ATM’s were under Westsphere Systems processing.

The increase in legal and accounting fees was primarily due to an increase in audit and filing fees.

The increase in salaries and benefits was primarily due to the addition of 4 positions during the year 2010:  two IT technicians, an in-house programmer, and an accounts manager.

The increase in other expenses was primarily caused by the increase in advertising and promotion expense of $50,696 and an increase in office supplies of $8,190.  The increase in advertising and promotion was primarily due to E-Debit entered into a short term investor relations consulting agreement with a company to provide and render public relations and communications services.

The increase in interest expense was due to the interest paid on overdue invoices to suppliers during the year.

The significant decrease in other income was caused by an overpayment from the finance/lease program to the major ATM supplier during previous year.  This is due to changes within the organization of a major ATM supplier where they mistakenly continued to charge on ATMs that are already paid in full.  There was no further overpayment during year 2010.

To this date, 710 ATM are being processed between three switches. There was no change in operations during the year 2010 as compared to prior year.

On August 1, 2010, the Company has granted option to three consultants in the total of 650,000 common shares under the 2004 Stock Option and Stock Award Plan.  The option grant triggered the stock-based compensation expense of $9,002 which was determined by using the Black Schole calculation.

On August 15, 2010, the Company has approved the 2010 Option Grant to the Directors of the company, at a duly called Shareholder meeting on March 27, 2010.  The maximum number of shares that may be optioned or awarded under the plan is 4,400,000 at $0.20 per share.  The option grant triggered the stock-based compensation expense of $304,345 which was determined by using the Black Schole calculation.

In September 2010, E-Debit entered into a short term investor relations consulting agreement with a company to provide and render public relations and communications services.  Their services include the development, implementation and maintenance of an ongoing program to increase the investment community’s interest of E-Debit.  The contract cost $63,314 ($62,500 CDN).

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

In October 2010, pursuant to the authorization of the Company’s shareholders given at the annual shareholders meeting held on March 27, 2010, management filed a notice of corporate action with the Financial Industry Regulatory Authority (FINRA) declaring a 5 to 1 forward split of the outstanding common stock effective November 8, 2010 or as soon thereafter as determined by FINRA.

On November 15, 2010, the Financial Industry Regulatory Authority made the previously announced 5 to 1 forward split of the outstanding common stock effective.  The new symbol for the common stock is WSHED.  After twenty days the “D” will be removed from the symbol.  The additional shares are payable upon surrender to the transfer agent.  A forward split of outstanding preferred stock on a 5 to 1 basis was also effect on November 15, 2010.

Total issued and outstanding share capital after 5 to 1 forward split was 89,413,630 common shares and 50 to 1 forward split was 70,855,000 preferred shares as of December 31, 2010.

On December 23, 2010 the British Columbia Securities Commission (BCSC) delivered to the Company a “Cease Trade Order” related to trading of our common stock in the jurisdiction of British Columbia, Canada.   On January 5, 2011 the Company delivered to the British Columbia Securities Commission notice requesting a hearing with the Commission to appeal a Cease Trade Order and a request for a Stay of the Order.  The Company is waiting for notice of the date of the Commission hearing.  The actions originating from the BCSC has no effect on our trading status in any other jurisdiction than British Columbia but it does affect trading activity in Canada.  E-Debit as a company conducting its business activities through our Canadian subsidiaries we take every effort to ensure the integrity and complete compliance of our business activities in each jurisdiction we conduct our businesses.  We will continue to conduct our business in this same manner.

In January 2011, a director exercised his options of 1,785,714 common shares at $0.01 per share for a total of $17,857.  The issuance of 1,785,714 shares was issued as the settlement of $17,857 of debt.

In January 2011, an officer exercised his options of 1,125,000 common shares at $0.01 per share for a total of $15,750.  The issuance of 1,125,000 shares was issued as the settlement of $15,750 of debt owed to an affiliated company that is controlled by the Company’s president.

In February 2011, the boards after reviewing the business of operations as a whole have determined that it is in the best financial interests for the Company to raise additional funds through private offering memorandum for up to 16,500,000 units of Common Stock at $0.06 per share.  Each unit consists of one (1) share of Common Stock at a price per share of $0.06 and one share purchase warrant entitling the subscriber to purchase an additional one (1) share of Common Stock for each two shares of Common Stock initially purchased, exercisable within a period of eighteen (18) months from the date of issuance, entitling the purchaser to purchase an additional share of Common Stock at $0.10 per share.  The Company will have the right to cancel the share purchase warrant within 45 days of the price of the Company’s shares trading on any recognized national securities exchange for ten (10) consecutive trading days at a price of $0.25 or better.  The use of the proceeds from this offering is to be allocated to support the switch operations, purchasing of software and hardware, and general and administrative costs.  The offering had not yet commenced as of March 31, 2011.

In February 2011, the Company and its subsidiary, Westsphere Systems Inc., jointly signed the General Security Agreement (GSA) for the current debts owed to related parties and shareholders.  The Company has requested that the related parties and shareholders individually or collectively advance loans up to one million five hundred thousand ($1,500,000) dollars in Canadian Funds to the Company.  The terms of loans are “On Demand” with initial thirty-six months (36) terms which can be renewed from the date initial funds were advanced.  The interest rate is Eight (8%) percent annually calculated and paid quarterly.  Under the GSA, these debts are secured by the Company’s Accounts Receivables, Inventory, Equipment, Intangibles, Leasehold, Real and Immovable Property, and Proceeds.  The current debts owed to related parties and shareholders are reflected in the accompanying consolidated balance sheet as indebtedness to related parties and shareholder loans and totaled $437,353 and $237,014, respectively, at December 31, 2010.

In February, 2011 the Company entered into a Joint Venture agreement with ebackup Inc. through ownership participation in Capital Six Limited.  Capital Six Limited was created to provide a single shared approach to the development of software and support related to the ABM, POS and E-Commerce marketplace. Capital Six brings together the technical and experience in E-Debit’s core business, this added personnel utilization will allow us to gain a faster development and implementation processes.

In March 2011, the Company purchased ten (10%) interest of ebackup Inc. by exchanging 1,750,000 common shares of E-Debit Global Corporation.  The agreement solidifies the Company’s commitment to our “end-to-end” payment delivery and processing solution.  ebackup Inc. supplies PCI compliant data centre, technical support and data protection services.

E-Debit and its subsidiaries currently did not generate sufficient revenues to meet overhead needs.  This is due to E-Debit switch operations which was launched in January 2009 and commence rollover of ATMs to process all transactions.  The switch operations currently did not generate sufficient revenue to cover it expenses.  E-Debit believes that until the rollover of ATMs is completed and addition of transactions by enrolling new independent service organization (ISO), the switch operations will generate sufficient revenues to meet it overhead needs.  This is due to E-Debit will process all transactions through its association with ACI thereby eliminating the costs, restrictions, and potential risks of relying on third party processors.  E-Debit expects the rollover of ATMs to be completed by the second quarter of this year.  As of date, 504 ATM’s or 71% were under Westsphere Systems processing.

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

Changes in Financial Position

During fiscal year 2010, total assets increased from $1,292,835 to $1,681,150.  The increase is primarily due to an increase in property and equipment, idle of $550,033.

The significant increase in property and equipment, idle was mainly caused by the purchase of computer hardware and software for the card management systems in June 2010.  The software and computer hardware was purchased as a turnkey operating system which focused on a loyalty based platform.  As of December 2010, the system is being expanded from its loyalty based platform to cash based platform.  The Company is expecting the expansion of the systems to be completed by the third quarter of 2011.

As of December 31, 2010, E-Debit’s current liabilities consisted of bank overdraft of $20,918, accounts payable of $811,844, accrued liabilities of $213,360, loans payable of $166,010, indebtedness to related parties of $437,353, and shareholder loans of $237,014.

Accounts payable and accrued liabilities include a payable of $13,727 to suppliers for the purchase of ATM machines and POS machines; $605,936 is payable for the return of surcharge and interchange; legal and accounting fees of $130,402; switch and hosting fees of $136,290; accrued vacation payable of $12,035; investors deposits of $7,786; and $119,028 due for consulting services, office expenses and various other general fees and charges.

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $100,006 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,013 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.  The purpose of the loan is to supply vault cash to Vencash’s customer-owned ATM equipment and site locations.  Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount.

As of December 31, 2010, the balance is $100,006 ($100,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $131,008 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,327 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan is to fund the switch development project.  In February 2010, the loan was reduced by $65,004 ($65,000 CDN) to purchase E-Debit’s private offering memorandum of 622,123 common shares at $0.10 per share.

As of December 31, 2010, the balance is $66,004 ($66,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as loans payable.

The following table summarizes the Company’s indebtedness to related parties transactions as at December 31, 2010:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$23,135	Demand loans	No interest

A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	293,804	Demand loans	No interest

A loan advanced from E-Debit’s vice President for working capital.	4,179	Demand loans	No interest

A loan advanced from E-Debit’s officers for working capital.	25,822	Demand loans	No interest

A loan advanced from E-Debit’s directors for working capital.	56,970	Demand loans	No interest

Officers’ and Directors’ bonuses payable carried forward from year 2002	33,443	Demand loans	No interest

Total	$437,353	Demand loans	No interest

The indebtedness to related parties consist of loans that are payable on demand by the related parties.  There are no interest rates attached to the related party loans as of December 31, 2010.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

The following table summarizes the Company’s shareholder loans transactions as at December 31, 2010:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	75,915	Demand loans	No interest

A loan advanced from E-Debit’s directors for working capital.	62,503	Demand loans	No interest

A loan advanced from E-Debit’s vice President for working capital.	48,593	Demand loans	12% per annum

A loan advanced from E-Debit’s shareholder for working capital.	50,003	Demand loans	9% per annum

Total	$237,014

E-Debit’s shareholder loans related to cash advance from the directors total $138,418 with no interest and specific terms of repayment.  The remaining balance of shareholder loans total $98,596 consist of a loan advance from E-Debit’s vice president total $48,593 has an interest rate of 12% per annum with no specific terms of repayment, and a loan advance from a shareholder of $50,003 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Shareholders’ deficit as of December 31, 2010 was negative $205,349, inclusive of an accumulated loss from operations of $4,457,079, as compared to shareholders deficit negative of $760,509 as of December 31, 2009. The decrease in shareholders’ deficit of $555,160 was primarily due the issuance of common stock of $1,388,966; the additional paid-in capital of $313,347; and an increase in accumulated other comprehensive income of $5,791.  The decrease in shareholders’ deficit is partially offset against the current year deficit of $1,152,944.

As of December 31, 2010, E-Debit raised $618,281 cash advance from directors to support the switch operations and general and administrative costs.

As of December 31, 2010, E-Debit raised $1,388,966.  $141,050 was raised through stock award plan and issued 10,075,000 common shares at $0.014 per share and $1,247,916 was raised through private offering memorandum and issued 62,380,000 common shares at $0.02 per share.

The issuance of 10,075,000 shares from the Stock Award Plan was issued as the settlement of $141,050 of debt owed to related parties.  The following table summarizes the Stock Award Plan transactions:

Stock Award Plan

	Month	Common Shares*	$ per share	Settlement of Debt – Related Parties
Exercise of options to a director for settlement of debts owed to a director	May 2010	1,325,000	$0.014	$18,550
Exercise of options to a director for settlement of debts owed to a director	July 2010	1,325,000	$0.014	$18,550
Exercise of options to a consultant for settlement of debts owed to a company that is controlled by the Company’s president	February 2010	2,500,000	$0.014	$35,000
Exercise of options to a consultant for settlement of debts owed to a company that is controlled by the Company’s president	May 2010	450,000	$0.014	$6,300
Exercise of options to a consultant for settlement of debts owed to a company that is controlled by the Company’s president	September 2010	2,500,000	$0.014	$35,000
Exercise of options to a consultant for settlement of debts owed to a company that is controlled by the Company’s president	October 2010	650,000	$0.014	$9,100
Exercise of options to a consultant for settlement of debts owed to a company that is controlled by the Company’s president	December 2010	1,325,000	$0.014	$18,550
Total		10,075,000		$141,050

*Restated to reflect 5 to 1 stock split

The issuance of 62,380,000 shares at $0.02 per shares from the Private Offering Memorandum was issued for cash of $97,442, the settlement of $537,556 of debt, and settlement of $612,918 of debt owed to related parties.  The following table summarizes the Private Offering Memorandum transactions:

Private Offering Memorandum

	Month	Common Shares*	$ per share	Cash	Settlement of Debt	Settlement of Debt – Related Parties
Private offering issued to investors for cash	February 2010	2,296,025	$0.02	$45,942
Private offering issued to investors for cash	June 2010	2,500,000	$0.02	$50,000
Private offering issued to investors for cash	August 2010	75,000	$0.02	$1,500
Private offering issued to a supplier for settlement of debt	June 2010	26,877,780	$0.02		$537,556
Private offering issued to two executive officers for settlement of debts owed to officers	May 2010	906,565	$0.02			$18,313
Private offering issued to a director for settlement of debts owed to a director	May 2010	3,823,700	$0.02			$76,746
Private offering issued to a director for settlement of debts owed to a director	July 2010	2,500,000	$0.02			$50,000
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	February 2010	3,110,615	$0.02			$62,212
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	May 2010	3,320,990	$0.02			$66,443
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	June 2010	2,500,000	$0.02			$50,000
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	July 2010	500,000	$0.02			$10,000
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	August 2010	290,115	$0.02			$5,802
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	October 2010	4,500,000	$0.02			$90,000
Private offering issued to a director for settlement of debts owed to a director	October 2010	1,000,000	$0.02			$20,000
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	October 2010	1,725,000	$0.02			$34,500
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	October 2010	250,000	$0.02			$5,000
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	November 2010	125,000	$0.02			$2,500
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	November 2010	430,000	$0.02			$8,600
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	November 2010	3,000,000	$0.02			$60,000
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	December2010	1,887,500	$0.02			$37,750
Private offering issued to an investor for settlement of debts owed to an affiliated company that is controlled by the Company’s president	December2010	761,710	$0.02			$15,234
Total		62,380,000		$97,442	$537,556	$612,918

*Restated to reflect 5 to 1 stock split

On October 26, 2010, pursuant to the authorization of the Company’s shareholders given at the annual shareholders meeting held on March 27, 2010, management filed a notice of corporate action with the Financial Industry Regulatory Authority declaring a 5 to 1 forward split of the outstanding common stock effective November 8, 2010 or as soon thereafter as determined by FINRA.

On November 15, 2010, the Financial Industry Regulatory Authority made the previously announced 5 to 1 forward split of the outstanding common stock effective.  The new symbol for the common stock is WSHED.  After twenty days the “D” will be removed from the symbol.  The additional shares are payable upon surrender to the transfer agent.  A forward split of outstanding preferred stock on a 5 to 1 basis was also effect on November 15, 2010.

Total issued and outstanding share capital after 5 to 1 forward split was 89,413,630 common shares and 50 to 1 forward split was 70,855,000 preferred shares as of December 31, 2010.

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

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.  Furthermore, the management is in the process of restructuring, reorganization and consolidation of all its operations as a whole in order to save costs.  In addition, there is no demand for payment on the indebtedness to related parties of $437,353 and shareholder loans of $237,014 as these liabilities are owed to internal officers and directors.   Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

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

E-Debit expects that its need for liquidity will increase in 2011 in anticipation of expending funds to develop its growth and upgrade plan. The need is due to the finance/lease requirements to replace an aged estate of ATM equipment which is under Vencash management and/or ownership. Due to changes within the organization of a major Vencash ATM supplier, equipment and supply agreements along with related transaction processing agreements signed in the latter part of year 2006 are presently in dispute. This has resulted in a requirement to find additional financial recourses related to growth in its ATM business and to determine whether or not Vencash’s current ATM equipment supplier can meet the upgrade requirements as set forth in regards to meet ongoing regulatory compliance.

Short Term

On a short term basis, E-Debit and its subsidiaries currently did not generate sufficient revenues to meet overhead needs.  This is due to E-Debit switch operations which was launched in January 2009 and commence rollover of ATMs to process all transactions.  The switch operations currently did not generate sufficient revenue to cover it expenses.  In addition, E-Debit’s subsidiary Westsphere Systems Inc. experiencing a steady decrease in gross profit; specifically in the residual and interchange income over the past two years. The Company has incurred net losses for the years ended December 31, 2010 and 2009, and as of December 31, 2010, had a working capital deficit of $1,223,705 and an accumulated deficit of $205,349. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

In February 2011, the boards after reviewing the business of operations as a whole have determined that it is in the best financial interests for the Corporation to raise additional funds through private offering memorandum for up to 16,500,000 units of Common Stock at $0.06 per share.  The use of the proceeds from this offering is to be allocated to support the switch operations, purchasing of software and hardware, and general and administrative costs.  The offering had not yet commenced as of March 31, 2011.

Furthermore, there is no demand for payment on the indebtedness to relate parties of $437,353 and shareholders’ loan of $237,014 as these liabilities are owed to internal officers and directors. E-Debit believes that the investment from related parties, outside investors, and private offering memorandum will continue to produce sufficient ongoing funding to meet its current and future financial requirements.

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

Long Term

E-Debit, through its subsidiary Westsphere Systems Inc. has successfully gained membership into the Canadian Interac Association as an Acquirer. This will enable the direct processing of ATM, POS and other transactions for its other subsidiaries, Vencash and Westsphere Systems Inc. E-Debit has sourced out an industry leader, ACI Worldwide, and invested in the development and ongoing support required to facilitate the processing of transactions. Westsphere Systems Inc. will process all transactions through its association with ACI thereby eliminating the costs, restrictions, and potential risks of relying on third party processors. Most importantly, the investment in the processor, or switch, will also enable E-Debit’s direct entry into new and emerging markets such as card management and processing. To fund the switch development project, E-Debit will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Business Issuer, E-Debit is not required to include this Item.

ITEM 8.     FINANCIAL STATEMENTS

E-DEBIT GLOBAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2010

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009	F-4

Consolidated Statement of Changes in Stockholders’ Deficit for the Period from January 1, 2009 through December 31, 2010	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7 to F-24

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
E-Debit Global Corporation

We have audited the accompanying consolidated balance sheets of E-Debit Global Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Debit Global Corporation as of December 31, 2010 and 2009, and the results of their operations and cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has suffered recurring losses, has a working capital deficit at December 31, 2010, and has an accumulated deficit of $4,457,079 as of December 31, 2010.  These factors and others discussed in Note 14 raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
April 11, 2011

E-DEBIT GLOBAL CORPORATION
Consolidated Balance Sheets
December 31, 2010 and 2009
ASSETS	2010	2009
CURRENT ASSETS
Cash	$—	$—
Restricted cash	482,681	610,629
Accounts receivable net of allowance for doubtful accounts of $902 and $105,513	41,773	79,967
Other receivable – related parties	37,482	2,649
Inventory	78,536	151,136
Prepaid expense and deposit	22,322	5,018
Total current assets	662,794	849,399

Property and equipment, net of depreciation	183,450	161,722
Property and equipment, idle	550,033	—
Investment, at cost	10	—
Note receivable	160,010	152,510
Intangible Assets, net of amortization	124,853	129,204

Total assets	$1,681,150	$1,292,835

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$20,918	$23,671
Accounts payable	811,844	914,560
Accrued liabilities	213,360	264,434
Loans payable	166,010	220,187
Indebtedness to related parties	437,353	199,495
Shareholder loans	237,014	—
Total current liabilities	1,886,499	1,622,347

Shareholder loans	—	430,997
Total liabilities	1,886,499	2,053,344

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock – authorized 75,000,000 shares, no par value, 70,855,900 shares issued and outstanding at December 31, 2010 and 70,855,900 at December 31, 2009	1,400,855	1,400,855
Common stock - authorized 500,000,000 shares, no par value; 89,413,630 shares issued and outstanding at December 31, 2010 and 16,958,630 at December 31, 2009	2,143,790	754,824
Additional paid-in capital	624,791	311,444
Accumulated other comprehensive income	82,294	76,503
Accumulated deficit	(4,457,079)	(3,304,135)
Total stockholders’ deficit	(205,349)	(760,509)

Total liabilities and stockholders’ Deficit	$1,681,150	$1,292,835

The accompanying notes are an integral part of these statements.

E-DEBIT GLOBAL CORPORATION
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009
	2010	2009
Revenue -
Equipment and supplies	$24,173	$32,451
Residual and interchange income	3,847,934	3,514,288
Other	100,399	98,040
Total revenue	3,972,506	3,644,779

Cost of sales -
Equipment and supplies	25,917	27,025
Residual and interchange costs	2,652,305	2,321,452
Commissions	—	2,011
Other	634,569	518,894
Total cost of sales	3,312,791	2,869,382
Gross profit	659,715	775,397

Operating expenses -
Depreciation and amortization	80,125	101,660
Consulting fees	185,488	172,480
Legal and accounting fees	89,008	53,694
Salaries and benefits	597,739	540,529
Stock-based compensation	313,347	311,444
Travel, delivery and vehicle expenses	70,784	100,010
Other	412,950	354,457
Total operating expenses	1,749,441	1,634,274

(-Loss-) from operations	(1,089,726)	(858,877)
Other income (expense) -
Interest income	10	430
Other income	20,158	99,053
Interest expense	(83,386)	(72,122)
Net (-loss-) before income taxes	(1,152,944)	(831,516)

Provision for income taxes	—	—

Net (-loss-) from continuing operations	$(1,152,944)	$(831,516)

Discontinued operations
Loss from operations of POS component, net of tax	—	(12,676)
Loss on the disposal of POS component, net of tax	—	(443,549)

Net (-loss-)	$(1,152,944)	$(1,287,741)

Per-Share Amounts
Loss from continuing operations	$(0.02)	$(1.01)
Loss from discontinued operations	—	(0.55)
Basic and diluted net (-loss-) per common share	$(0.02)	$(1.56)

Weighted average number of shares outstanding	56,274,345	4,125,297

Other comprehensive income (loss) -
Net (-loss-)	$(1,152,944)	$(1,287,741)
Foreign currency translation adjustment	5,791	(104,628)
Total comprehensive (-loss-)	$(1,147,153)	$(1,392,369)

The accompanying notes are an integral part of these statements.

E-DEBIT GLOBAL CORPORATION
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2010 and 2009

	Preferred Stock		Common Stock		Additional Paid-in	Foreign Currency Translation	Accumulated
	Shares*	Amount	Shares*	Amount	Capital	Adjustment	(Deficit)	Total
Balance, January 1, 2009	70,855,900	$1,400,855	2,958,630	$558,824	—	$181,131	$(2,600,669)	$(459,859)

Exercise of options to officers for settlement of debts– related parties (note 11)	—	—	7,400,000	103,600	—	—	—	103,600

Exercise of options to consultants for settlement of debts– related parties (note 11)	—	—	6,600,000	92,400	—	—	—	92,400

Disposition of Trac’s Equity	—	—	—	—	—	—	584,275	584,275

Stock based compensation resulting from granting of stock options	—	—	—	—	311,444	—	—	311,444

Net loss for the year ended December 31, 2009	—	—	—	—	—	(104,628)	(1,287,741)	(1,392,369)

Balance, December 31, 2009	70,855,900	$1,400,855	16,958,630	$754,824	$311,444	$76,503	$(3,304,135)	$(760,509)

Exercise of options to officers for settlement of debts – related parties	—	—	2,650,000	37,100	—	—	—	37,100

Exercise of options to consultants for settlement of debts – related parties	—	—	7,425,000	103,950	—	—	—	103,950

Private offering issued for cash proceeds	—	—	4,871,025	97,442	—	—	—	97,442

Private offering issued for debt settlement	—	—	26,877,780	537,556	—	—	—	537,556

Private offering issued to officers for settlement of debts – related parties	—	—	8,230,265	164,877	—	—	—	164,877

Private offering issued to consultants for settlement of debts – related parties	—	—	22,400,930	448,041	—	—	—	448,041

Stock based compensation resulting from granting of stock options to directors	—	—	—	—	313,347	—	—	313,347

Net loss for the year ended December 31, 2010	—	—	—	—	—	5,791	(1,152,944)	(1,147,153)
Balance, December 31, 2010	70,855,900	$1,400,855	89,413,630	$2,143,790	$624,791	$82,294	$(4,457,079)	$(205,349)

The accompanying notes are an integral part of these statements.
*Restated to reflect 5 to 1 stock split

**Restated to reflect 50 to 1 stock split for preferred stock

E-DEBIT GLOBAL CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net (loss) income from operations	$(1,152,944)	$(1,287,741)
Reconciling adjustments -
Depreciation and amortization	80,125	101,660
Stock-based compensation	313,347	311,444
Loss on disposal of investment in POS component	—	443,549
Other non-cash transactions	690,273	—
Changes in operating assets and liabilities
Restricted cash	127,948	(610,629)
Accounts receivable	43,597	21,777
Inventory	444	11,056
Prepaid expenses and other	(17,059)	50,665
Accounts payable and accrued liabilities	(211,766)	579,500
Net cash (used for) provided by operations	(126,035)	(378,719)

Cash flows from investing activities:
Purchase of equipment	(673,575)	(26,873)
Disposal of equipment	20,329	36,509
Loss on discontinued operations	—	(295,622)
Collections of loans receivable	—	9,512
Net cash (used for) investing activities	(653,246)	(276,474)

Cash flows from financing activities:
Exercise of options	—	—
Private offering	97,442	—
Proceeds from loans	618,282	658,266
Repayments of loans	—	(40,364)
Net cash provided by financing activities	715,724	617,902

Foreign currency translation adjustment	66,310	(55,660)
Net change in cash and cash equivalents	2,753	(92,951)
Cash (overdraft) at beginning of year	(23,671)	69,280
Cash (overdraft) at end of year	$(20,918)	$(23,671)

Supplemental schedules:
Cash paid for interest	$77,191	$65,104
Cash paid for income taxes	$—	$—
Noncash investing and financing activities
Shares issued for the forgiveness of debt	$1,291,524	$196,000

The accompanying notes are an integral part of these statements.

E-DEBIT GLOBAL CORPORATION
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Note 1 – Organization and Principles of Consolidation

Westsphere Asset Corporation, Inc. (Company) was incorporated in Colorado on July 21, 1998 as Newslink Networks TDS, Inc. and changed its name to Westsphere Asset Corporation Inc. on April 29, 1999. On April 2, 2010, the Company officially changed its name to E-Debit Global Corporation.

The Company’s primary business is the sale and operation of cash vending (ATM) and point of sale (POS) machines in Canada.

Summary of ATM’s and POS’s sold and related gross profits during the years ended December 31, 2009 and December 31, 2010:

	# of sale	Gross Profit
December 31, 2009

ATMs	3	$662
POS	-	$-

December 31, 2010

ATMs	8	$3,067
POS	-	$-

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

On October 26, 2010, the Company has amended its articles of incorporation to increase its authorized capital to Five Hundred Million (500,000,000) shares of no par value common stock and Seventy Five Million (75,000,000) of no par value preferred stock.

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

Cash and Cash Equivalents

Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  Cash equivalents totaled $-0- and $-0- at December 31, 2010 and 2009, respectively.

Restricted cash

The Company relies on a contractual agreement with Moneris Solution Corporation to settle daily ATM vault cash dispensements throughout our ATM Network into our bank account.  The ATM vault cash will be settled to the cash owners within 24 hours turn around.

Estimated Fair Value of Financial Instruments

The carrying amounts of current assets and current liabilities approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

The FASB ASC clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The carrying amount of the note receivable approximates fair value. The note carries no interest rate, and requires no monthly payments.

Accounts Receivable

Accounts receivable consist of amounts due from customers.  The nature of the receivables consists of equipment sales, parts and accessories, and service provided.  The Company considers accounts more than 180 days old to be past due.  This is so the Company can withhold the transactions revenue owed to the customers should their receivables become past due.  The account is deemed uncollectible and written off when the site locations are out of business and or in receivership.  The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance.

	2010	2009
Accounts Receivable
Equipment	$-	$24,252
Services	19,752	36,550
Others	22,923	124,678
	42,675	185,480

Less: Allowance for doubtful accounts	(902)	(105,513)
	$41,773	$79,967

The bad debt expense for the year ended December 31, 2010 and 2009 totaled $19,251 and $35,289, respectively.  The bad debt is reflected in the accompanying consolidated Statements of Operations as Other operating expenses.

Inventory

Inventory consists of the following elements:

	Quantity	Cost
ATM	46	$40,696
POS	-	-
Parts and accessories	1,237	37,840
Total		$78,536

Inventories are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated using a declining balance method over the estimated useful lives of the property and equipment.

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing the net (loss) by the weighted average number of shares outstanding during the years ended December 31, 2010 and 2009.  Diluted earnings (loss) per common share is calculated by dividing the applicable net earnings (loss) by the sum of the weighted-average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive E Debit Global Corporation common shares had been issued during the years ended December 31, 2010 and 2009.

Total outstanding stock options of 17,575,000 and 23,447,750 at December 31, 2010 and December 31, 2009 that would potentially diluted the earnings per share.  However, these stock options are anti-dilutive and were not included in the earnings per share calculation.  As a result, there is no variance between basic and diluted earnings per share at December 31, 2010 and December 31, 2009.

Total outstanding convertible preferred shares of 70,855,900 and 70,855,900 at December 31, 2010 and December 31, 2009 that would potentially diluted the earnings per share.  The preferred shareholders have the right to convert such preferred share to a share of common stock (1:1) upon delivery of 21 days written notice to the Company, at a price of $0.05 per share payable to the Company.

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

The Company rents ATM machines to customers on a month-to-month basis. The carrying value of property rented to customers as of December 31, 2010 is $6,776.  Because all rental agreements are on a month-to-month basis, there are no minimum future rentals.

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

Concentration of credit risk

The Company depends (directly or indirectly) on Switch equipment and software particularly ACI Worldwide Inc. related to the Company’s Switch and an interruption in or the termination of any contract or business arrangement with ACI Worldwide Inc. could have a material adverse effect on The Company's Business.  Although we maintain switching contract relations with two alternative Switch providers our business would be interrupted until transition and during the period of transition it could trigger financial loss to the Company.

In addition the Company relies on a contractual agreement with Moneris Solution Company to settle daily ATM vault cash dispensements throughout our ATM Network.  If Moneris fails to settle the ATM vault cash it would have a very significant adverse effect on the Company business, financial condition and operating results making the Company liable for payment of the non settled vault cash to our customer base.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All inter-company accounts have been eliminated in the consolidation.

Subsidiaries	Percentage of Ownership

Westsphere Systems Inc.	100%
E Debit International Inc.	100%
Vencash Capital Corporation	100%
Vencash POS Services Ltd.	100%
Westsphere Capital Group Ltd.	100%
Cash Direct Financial Services Ltd.	100%

Minority interests in the income and equity of consolidated subsidiaries that are less than wholly-owned are recorded except when the subsidiary has a deficit and there are no agreements for the minority shareholders to contribute additional capital. As of December 31, 2010 all minority-owned subsidiaries had deficits and therefore no minority interest is recorded.

Reclassifications

Certain figures within the December 31, 2009 financial statements have been reclassified to conform with the current year presentation.

Advertising expenses

The Company expenses advertising costs as incurred and the total amounts for 2010 and 2009 were nominal.

Dividends

The Company did not declare or pay any dividends during the years presented.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect that the adoption of ASU 2010-06 will have a material impact on its consolidated financial statements.

In April 2010, the FASB issued Update No. 2010-17, or ASU 2010-17, Revenue Recognition—Milestone Method, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

In April 2010, the FASB issued an authoritative pronouncement on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected companies will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment in service consists of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value	Depreciation Rate and Method
December 31, 2009 -
Office furniture and equipment	$41,479	$21,732	$19,747	20% DB
Computer hardware and software	110,646	95,307	15,339	30% DB
ATM machines	156,729	32,358	124,371	30% DB
Other	6,251	3,986	2,265	Var
	$315,105	$153,383	$161,722
December 31, 2010 -
Office furniture and equipment	$65,355	$26,945	$38,410	20% DB
Computer hardware and software	133,694	108,921	24,773	30% DB
ATM machines	182,017	65,178	116,839	30% DB
Other	8,428	5,000	3,428	Var
	$389,494	$206,044	$183,450

There are no leased ATMs included in the Company’s property and equipment for the years ended December 31, 2010 and 2009.

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  All components of property and equipment are being depreciated or amortized.  Depreciation and amortization expense for the years ended December 31, 2010 and 2009 totaled $80,125 and $101,660, respectively.

Property and equipment, idle consists of the following elements:

Cost
December 31, 2009 -
Computer hardware and software	$—
$—
December 31, 2010 -
Computer hardware and software	$550,033
$550,033

The property and equipment, idle was related to the purchase of computer hardware and software for the card management systems in June 2010.  The software and computer hardware was purchased as a turnkey operating system which focused on a loyalty based platform.  As of December 2010, the system is being expanded from its loyalty based platform to cash based platform.  The Company is expecting the expansion of the systems to be completed by the third quarter of 2011.

Note 4 – Deferred Costs/Intangible Assets

On the 9th of November 2007, E-Debit contracted with ACI Worldwide through its wholly owned subsidiary Westsphere Systems Inc. (WSI) to provide its ACI ‘Base 24 On Demand” (AOD) hosted solution for ATM and POS transaction acquiring where WSI shares responsibilities with ACI as the transaction processor.  ACI hosts the processing environment which is set up to specific requirements as set out by WSI, which supports WSI ATM and POS devices, debit and credit transaction processing and card management requirement that is unique and scalable to WSI’s current and future requirements and not shared with other ACI customers.  ACI supplies software acquisition, operation and maintenance, facilities, operations and environment development and maintenance and disaster recovery infrastructure and services; whereby WSI supports, authorizes and distributes all settlements and revenues distributions through its account maintenance software developed by WSI and specific to ACI On Demand processing platform.

As a result Westsphere Systems Inc. will process all transactions through its association with ACI hosted transaction processing solution eliminating the costs, restrictions, and potential risks of relying on third party processors.  Most importantly, the investment in the WSI role within the processing environment, or switch, will also enable E-Debit’s direct entry into new and emerging markets such as card management and processing.

The Company determined that it would be more appropriate to capitalizing the development costs instead of expensing them as incurred.  The Company’s decision was based on the criteria that ACI has established the technological feasibility for the software to provide a solution for ATM and POS transaction acquiring which is called ACI ‘Base 24 On Demand’ (AOD) and where all research and development activities for the other components of the product or process have been completed by them.  E-Debit was working with ACI to setup specific requirements as set out by WSI which will supports WSI ATM and POS devices, debit and credit transactions processing and card management requirement that is unique and scalable to WSI’s current and future requirements and not shared with other ACI customers.

The development costs commenced in 2007 and were capitalized as deferred costs.  The Company decided to defer amortizing these costs until all the specific requirements as set out by WSI with ACI were completed.  This was due to the matching principle where the Company had not been generating revenue from processing transactions through its association with ACI to offset against it related expenses in the same period.

E-Debit officially launched its switch in January 2009 and commenced rollover of ATMs to process all transactions through its association with ACI.  The deferred costs were reclassified as intangible assets upon the completion of all the specific requirements including coding and testing in year 2009.  The reclassification occurred when E-Debit commenced generation of revenue by processing transactions through its association with ACI and distributed all settlements and revenue distributions through its account maintenance software.

The Company assessed the useful life of the intangible asset in relation to its five-year contract with ACI.  The Company also determined the technology may be outdated at the end of the term of the contract and an enhancement of the software may be required at that time.

Depreciation is calculated using a declining balance method.

Intangible assets consist of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value	Depreciation Rate and Method
December 31, 2009 -
License – ACI	$159,979	$31,996	$127,983	20% DB
Patent	14,298	13,077	1,221	20% DB
	$174,277	$45,073	$129,204
December 31, 2010 -
License – ACI	$167,846	$60,423	$107,423	20% DB
Patent	15,000	13,975	1,025	20% DB
License – Paragon	18,227	$1,822	16,405	20% DB
	$201,073	$76,220	$124,853

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  Depreciation and amortization expense for the years ended December 31, 2010 and 2009 totaled $29,306 and $31,729, respectively.  This depreciation and amortization expense was part of the totaled which are reflected in the accompanying consolidated statements of operations as Depreciation and amortization.

Expected future depreciation and amortization of the intangible assets are as follows:

Year	Amount
2011	$21,763
2012	$17,411
2013	$55,714

Note 5– Notes Receivable

The note receivable total of $160,010 ($160,000 CDN), carries no interest rate, and requires no monthly payments.  The purpose of this note receivable is to supply vault cash to E-Debit’s wholly owned subsidiary Westsphere Systems Inc. (WSI)’s customer-owned ATM equipment and site locations.  Revenue from this note is generated from surcharge transactions at a rate of $0.47 ($0.50 CDN) per transaction.

WSI supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.  WSI has subcontracted an armored car service to delivery vault cash to these site locations.  The armored car company is accountable for the rotation of the cash.  The Company is secured with a note receivable where the Company can demand funds be returned at anytime.

This note receivable is reflected in the accompanying consolidated balance sheet as note receivable.

Note 6 – Loans Payable

In September 2007, WSI entered into a loan agreement with an initial term of twelve months totaling $100,006 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,013 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  WSI must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan is to supply vault cash to WSI’s customer-owned ATM equipment and site locations.  WSI supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount (see note 5).

As of December 31, 2010, the balance is $100,006 ($100,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as Loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $127,313 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,071 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  WSI must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan is to fund the switch development project.  In February 2010, the loan was reduced by $63,171 ($65,000 CDN) to purchase E-Debit’s private offering memorandum of 622,123 common shares at $0.10 per share.

As of December 31, 2010, the balance is $66,004 ($66,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as Loans payable.

Note 7– Common and Preferred Stock

Stock Split

On October 26, 2010, pursuant to the authorization of the Company’s shareholders given at the annual shareholders meeting held on March 27, 2010, management filed a notice of corporate action with the Financial Industry Regulatory Authority declaring a 5 to 1 forward split of the outstanding common stock effective November 8, 2010 or as soon thereafter as determined by FINRA.

On November 15, 2010, the Financial Industry Regulatory Authority made the previously announced 5 to 1 forward split of the outstanding common stock effective.  The new symbol for the common stock is WSHED.  After twenty days the “D” was removed from the symbol.  The additional shares are payable upon surrender to the transfer agent.  A forward split of outstanding preferred stock on a 50 to 1 basis was also effect on November 15, 2010.

Total issued and outstanding share capital after 5 to 1 forward split was 89,413,630 common shares and 50 to 1 forward split was 70,855,000 preferred shares as of December 31, 2010.

All references to common and preferred shares within the accompanying consolidated financial statements have been retroactively restated to reflect post-split figures.

Stock Award Plan

During 2002, the Company adopted the 2002 Employees Stock Option and Stock Award Plan for directors, employees and consultants. The maximum number of shares that may be optioned or awarded under the plan is 20,000,000.  In December 2009, the Company approved the amendment of the outstanding and current Stock Option and Stock Award Plan filed on January 26, 2005 which remains in effect to January 26, 2015.  The maximum number of shares that may be optioned or awarded under the plan is amended to 35,000,000.  Additional provisions of the plan call for awards, exercise prices and vesting to be determined by the board of directors or its designated administrator.  37,275,000 Stock Award Plan at $0.014 per share has been approved to be distributed to the officers, directors, and consultants.

Year 2009

In December 2009, E-Debit issued 14,000,000 common shares from the Stock Award Plan pursuant to the exercise of stock options at $0.014 per share or $196,000.  7,400,000 common shares were issued to two of the executive Officers and 6,600,000 common shares were issued to consultants.

Exercise of options to officers for settlement of debts – related parties

The issuance of 7,400,000 shares to two of the executive officers was issued as the settlement of $103,600 of debt owed to an affiliated company that is controlled by the Company’s president.

Exercise of options to consultants for settlement of debts – related parties

The issuance of 6,600,000 shares to consultants was issued as the settlement of $92,400 of debt owed to an affiliated company that is controlled by the Company’s president.

Year 2010

Exercise of options to officers for settlement of debts – related parties

In May 2010, a director exercised his options of 1,325,000 common shares at $0.014 per share for a total of $18,550.  The issuance of 1,325,000 shares was issued as the settlement of $18,550 of debt.

In July 2010, a director exercised his options of 1,325,000 common shares at $0.014 per share for a total of $18,550.  The issuance of 1,325,000 shares was issued as the settlement of $18,550 of debt.

Exercise of options to consultants for settlement of debts – related parties

In February 2010, a consultant exercised his options of 2,500,000 common shares at $0.014 per share for a total of $35,000.  The issuance of 2,500,000 shares was issued as the settlement of $35,000 of debt owed to an affiliated company that is controlled by the Company’s president.

In May 2010, a consultant exercised his options of 450,000 common shares at $0.014 per share for a total of $6,300.  The issuance of 450,000 shares was issued as the settlement of $6,300 of debt owed to an affiliated company that is controlled by the Company’s president.

In September 2010, a consultant exercised his options of 2,500,000 common shares at $0.014 per share for a total of $35,000.  The issuance of 2,500,000 shares was issued as the settlement of $35,000 of debt owed to an affiliated company that is controlled by the Company’s president.

In October 2010, a consultant exercised his options of 650,000 common shares at $0.014 per share for a total of $9,100.  The issuance of 650,000 shares was issued as the settlement of $9,100 of debt owed to an affiliated company that is controlled by the Company’s president.

In December 2010, a consultant exercised his options of 1,325,000 common shares at $0.014 per share for a total of $18,550.  The issuance of 1,325,000 shares was issued as the settlement of $18,550 of debt owed to an affiliated company that is controlled by the Company’s president.

Private Offering

In March 2010, the board of directors, after reviewing the business operations as a whole, determined that it was in the best financial interests for the Company to raise additional funds through private offering memorandum for up to 62,500,000 units of Common Stock at $0.02 per share.  The use of the proceeds from this offering was allocated to support the switch operations, purchasing of software and hardware, and general and administrative costs.  The completion of the offering was extended to the end of the year 2010.

Private offering issued for cash proceeds

In February 2010, E-Debit issued 2,296,025 common shares to investors from the private offering at $0.02 per share or $45,942 for cash.

In June 2010, E-Debit issued 2,500,000 common shares to an investor from the private offering at $0.02 per share or $50,000 for cash.

In August 2010, E-Debit issued 75,000 common shares to an investor from the private offering at $0.02 per share or $1,500 for cash.

Private offering issued for settlement of debt

In June 2010, E-Debit issued 26,877,780 common shares to a supplier from the private offering at $0.02 per share or $537,556.  The issuance of 26,877,780 shares was issued as the settlement of $537,556 of debt owed to a supplier for the purchase of the idle property and equipment.

Private offering issued to officers for settlement of debts – related parties

In May 2010, E-Debit issued 4,730,265 common shares from the Private Offering Memorandum at $0.02 per share or $94,887.  906,565 common shares were issued to two of the executive Officers and 3,823,700 common shares were issued to a director.

The issuance of 906,565 shares to two of the executive officers was issued as the settlement of $18,131 of debt owed to officers.

The issuance of 3,823,700 shares to a director was issued as the settlement of $76,746 of debt owed to a director.

In July 2010, E-Debit issued 2,500,000 common shares to a director from the private offering at $0.02 per share or $50,000.  The issuance of 2,500,000 shares was issued as the settlement of $50,000 of debt owed to a director.

In October 2010, E-Debit issued 1,000,000 common shares to a director from the private offering at $0.02 per share or $20,000.  The issuance of 1,000,000 shares was issued as the settlement of $20,000 of debt owed to a director.

Private offering issued to consultants for settlement of debts – related parties

In February 2010, E-Debit issued 3,110,615 common shares to an investor from the private offering at $0.02 per share or $62,212.  The issuance of 3,110,615 shares was issued as the settlement of $62,212 of debt owed to an affiliated company that is controlled by the Company’s president.

In May 2010, E-Debit issued 3,320,990 common shares to an investor from the private offering at $0.02 per share or $66,443.  The issuance of 3,320,990 shares was issued as the settlement of $66,443 of debt owed to an affiliated company that is controlled by the Company’s president.

In June 2010, E-Debit issued 2,500,000 common shares to an investor from the private offering at $0.02 per share or $50,000.  The issuance of 2,500,000 shares was issued as the settlement of $50,000 of debt owed to an affiliated company that is controlled by the Company’s president.

In July 2010, E-Debit issued 500,000 common shares to an investor from the private offering at $0.02 per share or $10,000.  The issuance of 500,000 shares was issued as the settlement of $10,000 of debt owed to an affiliated company that is controlled by the Company’s president.

In August 2010, E-Debit issued 290,115 common shares to an investor from the private offering at $0.02 per share or $5,802.  The issuance of 290,115 shares was issued as the settlement of $5,802 of debt owed to an affiliated company that is controlled by the Company’s president.

In October 2010, E-Debit issued 4,500,000 common shares to three investors from the private offering at $0.02 per share or $90,000.  The issuance of 4,500,000 shares was issued as the settlement of $90,000 of debt owed to an affiliated company that is controlled by the Company’s president.

In October 2010, E-Debit issued 1,725,000 common shares to an investor from the private offering at $0.02 per share or $34,500.  The issuance of 1,725,000 shares was issued as the settlement of $34,500 of debt owed to an affiliated company that is controlled by the Company’s president.

In October 2010, E-Debit issued 250,000 common shares to an investor from the private offering at $0.02 per share or $5,000.  The issuance of 250,000 shares was issued as the settlement of $5,000 of debt owed to an affiliated company that is controlled by the Company’s president.

In November 2010, E-Debit issued 125,000 common shares to an investor from the private offering at $0.02 per share or $2,500.  The issuance of 125,000 shares was issued as the settlement of $2,500 of debt owed to an affiliated company that is controlled by the Company’s president.

In November 2010, E-Debit issued 430,000 common shares to an investor from the private offering at $0.02 per share or $8,600.  The issuance of 430,000 shares was issued as the settlement of $8,600 of debt owed to an affiliated company that is controlled by the Company’s president.

In November 2010, E-Debit issued 3,000,000 common shares to an investor from the private offering at $0.02 per share or $60,000.  The issuance of 3,000,000 shares was issued as the settlement of $60,000 of debt owed to an affiliated company that is controlled by the Company’s president.

In December 2010, E-Debit issued 1,887,500 common shares to an investor from the private offering at $0.02 per share or $37,750.  The issuance of 1,887,500 shares was issued as the settlement of $37,750 of debt owed to an affiliated company that is controlled by the Company’s president.

In December 2010, E-Debit issued 761,710 common shares to an investor from the private offering at $0.02 per share or $15,234.  The issuance of 761,710 shares was issued as the settlement of $15,234 of debt owed to an affiliated company that is controlled by the Company’s president.

Preferred stock

All preferred stocks are voting stock.  However, voting of such preferred stocks vest with the Board of Directors as set out in the shareholder’s resolution approved at the Annual Meeting of Shareholders held on December 7, 2002.

The preferred shareholders will have the right to convert such preferred share to a share of common stock (1:1) upon delivery of 21 days written notice to the Company, at a price of $0.02 per share payable to the Company. However, share certificates will be issued with the following share trading restrictions: 1/3 of the total shares to be converted will be restricted from trading for a period of six (6) months from the date of conversion; 1/3 of the total shares to be converted will be restricted from trading for a period of one (1) year from the date of conversion; 1/3 of the total shares to be converted will be restricted from trading for a period of eighteen (18) months from the date of conversion.

The preferred stocks are non-cumulative.  Any dividend distribution results in the preferred stock receiving the first 30 percent of the total dividend issued and then participating equally in a pro-rata manner with all share classes.

There are no liquidation rights or preferences that the preferred stock holds over common stock.

Note 8 – Income Taxes

The Company files United States income tax returns, and the Company’s operating subsidiaries file Canadian income tax returns.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

The Company has estimated net operating loss carry forwards of $4,135,362, which expire as follows:

2021	$100,146
2022	$237,425
2023	$240,207
2025	$540,831
2026	$315,000
2027	$650,868
2028	$915,756
2029	$1,135,129

The Company has no U.S. income other than from its Canadian subsidiaries. The Company anticipates that foreign tax credits allowed for payment of Canadian taxes will be sufficient so that there will be no U.S. income tax liability for the parent company.

Income taxes at the statutory rate are reconciled to Company’s actual income taxes as follows:

	2010	2009
Tax (benefit) at statutory rate	27%	34%
Canadian tax benefits	—	—
Income taxes paid and accrued	—	—
Change in reserve for net operating loss carry forwards	(27%)	(34%)
Income tax expense (benefit)	0%	0%

Canadian tax benefits resulting from non-capital loss carry forwards and excess of undepreciated costs of property and equipment arising from differences between the Company’s depreciation rates and those prescribed for income tax purposes and using projected Canadian tax rates are as follows:

	2010	2009
Non-capital loss carry forwards:	$1,230,647	$1,309,131
Temporary differences due to depreciation methods	(904,526)	(1,009,031)
Income tax benefit	326,121	300,100
Valuation allowance	(326,121)	(300,100)
Income tax benefit	$—	$—

Note 9 - Stock Based Compensation

During 2002, the Company adopted the 2002 Employees Stock Option and Stock Award Plan for directors, employees and consultants. The maximum number of shares that may be optioned or awarded under the plan is 20,000,000.  In December 2009, the Company approved an amendment of the Stock Option and Stock Award Plan filed on January 26, 2005 which remains in effect through January 26, 2015.  The maximum number of shares that may be optioned or awarded under the plan is amended to 37,500,000.  Additional provisions of the plan call for awards, exercise prices and vesting to be determined by the board of directors or its designated administrator.

Following is a table of outstanding options and changes during 2010 and 2009:

	Employee Options *	Non- Employee Options *	Weighted Average Exercise Price *	Aggregate Intrinsic Value
Options Outstanding, December 31, 2008	1,072,915	—	$0.18	—
Options granted in 2009	26,975,000	10,300,000	$0.01	—
Options exercised in 2009	(7,400,000)	(6,600,000)	$0.01	—
Options expired in 2009	(900,290)	—	$0.18	—
Options Outstanding, December 31, 2009	19,747,625	3,700,000	$0.07	$0
Options granted in 2010	4,400,000	650,000	$0.07	—
Options exercised in 2010	(7,650,000)	(2,425,000)	$0.01	—
Options cancelled in 2010	(847,625)	—	$0.01	—
Options Outstanding, December 31, 2010	15,650,000	1,925,000	$0.07	$0
Options Exercisable, December 31, 2010	15,650,000	1,925,000	$0.07	$0

All outstanding options vest immediately.

*Restated to reflect 5 to 1 stock split effective November 15, 2010

If not previously exercised or canceled, options outstanding at December 31, 2010 will expire as follows:

	Range of Exercise Prices		Number of Shares	Weighted Average Exercise Price
	High	Low
January 26, 2015	.01	.01	13,175,000	.01
August 15, 2015	.20	.20	4,400,000	.20

In December 2009, 37,275,000 stock options were granted to certain officers, directors, and consultants under the Stock Award Plan at an exercise price of $0.014 per share.  The options vested on the date of grant and expire on January 26, 2015.

In August 2010, 650,000 stock options were granted to certain consultants under the Stock Award Plan at an exercise price of $0.014 per share.  The options vested on the date of grant and expire on January 26, 2015.

In August 2010, 4,400,000 stock options were granted to directors under the 2010 Director’s Stock Option and Stock Award Plan at an exercise price of $0.20 per share.  The options vested on the date of grant and expire on August 14, 2015.

During the years ended December 31, 2010 and 2009, the Company used the simplified method for estimating the fair value expense for granted stock options.  The Company used the simplified method due to its limited history of using stock options.

The fair value of the options was calculated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.01% - 0.68%
Dividend yield	0.00%
Volatility factor	340%
Expect life	0.01 - 2.50 years

The fair value of the options totaled $311,444, which was fully expensed as of December 31, 2009.

The fair value of the options totaled $313,347, which was fully expensed as of December 31, 2010.

Note 10 – Commitments and Contingencies

The Company leases real estate (office and warehouse space) under non-cancellable operating leases that expire on varying dates through 2014.

The Company leases additional real estate (office and warehouse space) for an “Initial Term” commencing June 1, 2010 on a month to month basis.  The company may renew the Lease on a monthly basis by giving notice to the Landlord not less than thirty (30) days prior to the expiration of the Initial Term.

The Company also has various obligations for auto and equipment leases through 2015.

The Company’s real estate leases and one auto lease are signed with an affiliated company that is controlled by the Company’s president.

Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2011	$72,583	$30,715
2012	$72,583	$14,282
2013	$72,583	$7,307
2014	$12,097	$6,880
2015	$—	$2,293

	2010	2009

Rental expense	$94,568	$116,398

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

Note 11 – Related party transactions

Investment, at cost:

In October 2010, E-Debit decided to sell 41 common shares (41%) of the issued and outstanding shares held in its wholly owned subsidiary, 1105725 Alberta Ltd. o/a Personal Financial Solutions (PFS) at $1.00 per share.  The common shares were sold to a number company that is controlled by an officer of E-Debit.  The purchaser agrees that the current outstanding advances made to the company by E-Debit will remain outstanding and owed by the Company to E-Debit.  As a result of the sale transaction, E-Debit remains a 10% shareholder in Personal Financial Solutions.  The sale transaction will save administration and audit costs to E-Debit.  E-Debit did not restate its financial statements to deconsolidate the PFS subsidiary, as PFS’s balances are immaterial to E-Debit’s consolidated financial statements.  PFS has had no active business activities for the last four years. PFS had total assets and an accumulated deficit of $497 and $37,826, respectively, at December 31, 2010.

The 10% or $10 interest in Personal Financial Solutions is reflected in the accompanying consolidated balance sheet as investment, at cost.

Other receivable – related parties:

The other receivable – related parties was from the sale transaction of 41% of the subsidiary 1105725 Alberta Ltd. o/s Personal Financial Solutions (PFS) in October 2010.  The purpose of the sale was to save administration and audit costs to E-Debit since PFS has had no active business activities for the last four years.

The following table summarizes the Company’s others receivable to related parties transactions as at December 31, 2010 and December 31, 2009:

	2010	2009
1105725 Alberta Ltd. o/a
Personal Financial Solutions	$37,482	$2,649

The current outstanding advances are reflected in the accompanying consolidated balance sheet as other receivable – related parties and totaled $37,482 and $2,649, respectively, at December 31, 2010 and December 31, 2009.

Indebtedness to related parties:

Year 2009

The Company expensed $79,402 ($84,000 CDN) during 2009 for consulting and management services to an affiliated company that is controlled by the Company’s president.  This expensed is reflected in the accompanying consolidated Statements of Operations as a Consulting fees.

The following table summarizes the Company’s indebtedness to related parties transactions as at December 31, 2009:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$39,290	Demand loans	No interest

A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	61,909	Demand loans	No interest

A loan advanced from E-Debit’s vice President for working capital.	4,292	Demand loans	No interest

A loan advanced from E-Debit’s officers for working capital.	4,439	Demand loans	No interest

A loan advanced from E-Debit’s directors for working capital.	25,590	Demand loans	No interest

Officers’ and Directors’ bonuses payable carried forward from year 2002	63,975	Demand loans	No interest

Total	$199,495	Demand loans	No interest

The indebtedness to related parties consist of loans that are payable on demand by the related parties.  There are no interest rates attached to the related party loans.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

Year 2010

The Company expensed $104,981 ($103,635 CDN) during 2010 for consulting and management services to an affiliated company that is controlled by the Company’s president.  This expensed is reflected in the accompanying consolidated Statements of Operations as a Consulting fees.

The following table summarizes the Company’s indebtedness to related parties transactions as at December 31, 2010:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$23,135	Demand loans	No interest

A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	293,804	Demand loans	No interest

A loan advanced from E-Debit’s vice President for working capital.	4,179	Demand loans	No interest

A loan advanced from E-Debit’s officers for working capital.	25,822	Demand loans	No interest

A loan advanced from E-Debit’s directors for working capital.	56,970	Demand loans	No interest

Officers’ and Directors’ bonuses payable carried forward from year 2002	33,443	Demand loans	No interest

Total	$437,353	Demand loans	No interest

The indebtedness to related parties consist of loans that are payable on demand by the related parties.  There are no interest rates attached to the related party loans.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

Note 12 – Shareholder loans

Year 2009

The following table summarizes the Company’s shareholder loans transactions as at December 31, 2009:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	128,835	Demand loans	No interest

A loan advanced from E-Debit’s vice President for working capital.	118,672	Demand loans	No interest

A loan advanced from E-Debit’s directors for working capital.	135,830	Demand loans	No interest

A loan advanced from E-Debit’s shareholder for working capital.	47,660	Demand loans	9% per annum

Total	$430,997

E-Debit’s shareholder loans related to cash advance from the directors total $383,337 with no interest and specific terms of repayment.  The remaining balance of shareholder loans total $47,660 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Year 2010

The following table summarizes the Company’s shareholder loans transactions as at December 31, 2010:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	75,915	Demand loans	No interest

A loan advanced from E-Debit’s directors for working capital.	62,503	Demand loans	No interest

A loan advanced from E-Debit’s vice President for working capital.	48,593	Demand loans	12% per annum

A loan advanced from E-Debit’s shareholder for working capital.	50,003	Demand loans	9% per annum

Total	$237,014

E-Debit’s shareholder loans related to cash advance from the directors total $138,418 with no interest and specific terms of repayment.  The remaining balance of shareholder loans total $98,596 consist of a loan advance from E-Debit’s vice president total $48,593 has an interest rate of 12% per annum with no specific terms of repayment, and a loan advance from a shareholder of $50,003 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Note 13 – Cease Trade Order in British Columbia Securities Commission, Canada

On December 23, 2010 the British Columbia Securities Commission (BCSC) delivered to the Company a “Cease Trade Order” related to trading of our common stock in the jurisdiction of British Columbia, Canada.   On January 5, 2011 the Company delivered to the British Columbia Securities Commission notice requesting a hearing with the Commission to appeal a Cease Trade Order and a request for a Stay of the Order.  The Company is waiting for notice of the date of the Commission hearing.  The actions originating from the BCSC has no effect on our trading status in any other jurisdiction than British Columbia but it does affect trading activity in Canada.  E-Debit as a company conducting its business activities through our Canadian subsidiaries we take every effort to ensure the integrity and complete compliance of our business activities in each jurisdiction we conduct our businesses.  We will continue to conduct our business in this same manner.

Note 14 – Subsequent Events

In January 2011, a director exercised his options of 1,785,714 common shares at $0.01 per share for a total of $17,857.  The issuance of 1,785,714 shares was issued as the settlement of $17,857 of debt.

In January 2011, an officer exercised his options of 1,125,000 common shares at $0.01 per share for a total of $15,750.  The issuance of 1,125,000 shares was issued as the settlement of $15,750 of debt owed to an affiliated company that is controlled by the Company’s president.

In February 2011, the Company and its subsidiary, Westsphere Systems Inc., jointly signed the General Security Agreement (GSA) for the current debts owed to related parties and shareholders.  The Company has requested that the related parties and shareholders individually or collectively advance loans up to one million five hundred thousand ($1,500,000) dollars in Canadian Funds to the Company.  The terms of loans are “On Demand” with initial thirty-six months (36) terms which can be renewed from the date initial funds were advanced.  The interest rate is Eight (8%) percent annually calculated and paid quarterly.  Under the GSA, these debts are secured by the Company’s Accounts Receivables, Inventory, Equipment, Intangibles, Leasehold, Real and Immovable Property, and Proceeds.  The current debts owed to related parties and shareholders are reflected in the accompanying consolidated balance sheet as indebtedness to related parties and shareholder loans and totaled $437,353 and $237,014, respectively, at December 31, 2010.

In February 2011, the boards after reviewing the business of operations as a whole have determined that it is in the best financial interests for the Company to raise additional funds through private offering memorandum for up to 16,500,000 units of Common Stock at $0.06 per share.  Each unit consists of one (1) share of Common Stock at a price per share of $0.06 and one share purchase warrant entitling the subscriber to purchase an additional one (1) share of Common Stock for each two shares of Common Stock initially purchased, exercisable within a period of eighteen (18) months from the date of issuance, entitling the purchaser to purchase an additional share of Common Stock at $0.10 per share.  The Company will have the right to cancel the share purchase warrant within 45 days of the price of the Company’s shares trading on any recognized national securities exchange for ten (10) consecutive trading days at a price of $0.25 or better.  The use of the proceeds from this offering is to be allocated to support the switch operations, purchasing of software and hardware, and general and administrative costs.  The offering had not yet commenced as of March 31, 2011.

On February 25, 2011 the Company entered into a Joint Venture agreement with ebackup Inc. through ownership participation in Capital Six Limited.  Capital Six Limited was created to provide a single shared approach to the development of software and support related to the ABM, POS and E-Commerce marketplace. Capital Six brings together the technical and experience in E-Debit’s core business, this added personnel utilization will allow us to gain a faster development and implementation processes.

In March 2011, the Company purchased ten (10%) interest of ebackup Inc. by exchanging 1,750,000 common shares of E-Debit Global Corporation.  The agreement solidifies the Company’s commitment to our “end-to-end” payment delivery and processing solution.  ebackup Inc. supplies PCI compliant data centre, technical support and data protection services.

Note 15 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses for the years ended December 31, 2010 and 2009, and as of December 31, 2010, had a working capital deficit of $1,223,705 and an accumulated deficit of $205,349.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.  Furthermore, the management is in the process of restructuring, reorganization and consolidation of all its operations as a whole in order to save costs.  In addition, there is no demand for payment on the accounts payable to related parties of $437,353 and shareholder loans of $237,014 as these liabilities are owed to internal officers and directors.   Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of December 31, 2010. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Although management did not conduct an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, it has concluded that notwithstanding the foregoing, the Company’s internal controls over financial reporting are effective. This is based on the fact that we have only 15 employees. As noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

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

The following table furnishes the information concerning the members of our Board of Directors and Officers as of March 31, 2011. Our Directors are elected every year and serve until their successors are elected and qualified:

Name	Age	Title	Term of Service
Douglas N. Mac Donald	62	Director, President, CEO	07/98 to present
Robert L. Robins	69	Director/V.P./Sec. Treasurer	07/98 to present
Dr. Roy Queen	68	Director	12/98 to present
Kim Law	43	V.P./CFO Director	05/00 to present 08/02 to present
Bernd Reuscher	67	Director	04/02 to present
Jack (John) Thomson	81	Director	11/04 to present
Sonja Dreyer	59	Vice-President	05/00 to present

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

Ms. Sonja Dreyer- Vice President- Westsphere Systems Inc.  (WSI)

This position includes overseeing all management and administration of the Base 24-ACI processing Switch.
Westsphere Systems Inc, controls the switching Process of the ATM’s

Ms. Dreyer assists Mr. Mac Donald in the day to day operations of the ATM business and is responsible for all subsidiary operations.

1.	Management of Vencash Capital (a wholly owned subsidiary)

Name	Age	Title	Term of Service
Douglas N. Mac Donald	62	Director/CEO/	07/98 to present
Robert L. Robins	69	Director//Secretary/Treasurer	07/98 to present
Bernd Reuscher	67	Director	04/02 to present
Dr. Roy Queen	68	Director	12/98 to present
Kim Law	43	Director/CFO	08/02 to present
Mr. Jack (John) Thomson	81	Director	11/04 to present
Sonja Dreyer	59	Vice President & COO	07/09 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see "Our Management" above.

2.	Management of Westsphere Capital Group Ltd. (a wholly owned subsidiary

Name	Age	Title	Term of Service
Douglas N. Mac Donald	62	Director/CEO/President	07/05 to Present
Robert L. Robins	69	Director	07/05 to Present
Bernd Reuscher	67	Director	07/05 to Present
Dr. Roy Queen	68	Director	07/05 to Present
Kim Law	43	Director, CFO	07/05 to Present
Mr. Jack (John) Thomson	81	Director	07/05 to Present
Ms. Sonja Dreyer	59	Vice President	07/05 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see "Our Management” above.

3.	Management of E-Debit International Inc. (a wholly owned subsidiary)

Name	Age	Title	Term of Service
Douglas N. Mac Donald	62	Director/CEO/President	03/00 to Present
Robert L. Robins	69	Director	03/00 to Present
Bernd Reuscher	67	Director	03/00 to Present
Dr. Roy Queen	68	Director	03/00 to Present
Kim Law	43	Director/CFO	03/00 to Present
Mr. Jack (John) Thomson	81	Director	03/00 to Present
Ms. Sonja Dreyer	59	Vice President	06/06 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see "Our Management" above.

4.	Management of Westsphere Systems Inc. (a wholly owned subsidiary)

Name	Age	Title	Term of Service
Douglas N. Mac Donald	62	Director, CEO/President	10/01to present
Robert L. Robins	69	Director	10/01to present
Dr. Roy Queen	67	Director	10/01 to present
Bernd Reuscher	68	Director	10/01 to present
Kim Law	43	Director/CFO	10/01 to present
Mr. Jack (John) Thomson	81	Director	11/04 to present
Ms. Sonja Dreyer	59	VP/Chief Operating Officer	06/06 to present

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

(b)              Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Douglas Mac Donald	President, Chief Executive Officer and a member of the B.O.D.	1	2	N/A
Robert Robins	Vice President, Sec., Treasurer and member of the B.O.D.	1	1	N/A
Sonja Dreyer	Vice President of Administration and Executive Assistant to the B.O.D.	1	3	N/A
Kim Law	Vice President of Finance, Chief Financial Officer and a member of the B.O.D.	1	1	N/A
Bernd Reuscher	Member of Board of Directors	1	2	N/A
Dr. Roy Queen	Member of Board of Directors	1	2	N/A
Mr. Jack (John) Thomson	Member of Board of Directors	1	1	N/A

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

ITEM 11.   EXECUTIVE COMPENSATION

Cash Compensation

Compensation paid by us for all services provided during the fiscal year ended December 31, 2010, (1) to each of our five (5) most highly compensated executive officers whose cash compensation exceeded $100,000 and (2) to all officers as a group is set forth below under directors.

Summary Compensation Table of Executives

Name and Principal Position	Year	Salary		Stock Options
Douglas N. Mac Donald*	2006	$87,448		—
	2007	$94,937		—
	2008	$84,293		—
	2009	$96,309		—
	2010	$123,215	**	366,666

*   Mr. Mac Donald receives his salary through his corporation, Mac Donald and Associates total $104,981 ($103,635 CDN) and $18,234 ($18,000 CDN) under Douglas Mac Donald.

** Effective March 1, compensation increase by $1,303 ($1,286 CDN) per month or $15,635 ($15,432 CDN) per year.

**** USD to CAD currency exchange rate year 2010 average (365 days): 0.98718.

Compensation Pursuant to Management Contracts

Douglas Mac Donald

Effective March 1, 2010, Mac Donald & Associates Gaming Specialists Inc. receives $103,635 CDN per annum payable monthly. The management contract provides for an automatic renewal every six (6) months subject only to any defaults by Mr. Mac Donald of the terms of the contract. The contract also provides for a six (6) month severance package. In addition, effective April 1, 2003, Mr. Mac Donald receives $18,000 CDN per annum payable monthly. The contract allows for an automatic renewal every six (6) months subject only to any defaults by Mr. Mac Donald of the terms of the contract. The contract also provides for a six (6) month severance package.

Option Grants

The following table sets forth information regarding stock option grants to our officers and directors as of March 31, 2011: The option amounts and prices have changed due to the 5 to 1 forward split of November 15, 2010.

Options granted in year 2002

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted	Exercise Base Price ($/Share)	Expiration Date (1)
Doug Mac Donald	613,125	—	$0.14	(1)
Robert Robins	250,625	—	$0.14	(1)

(1) These options have been cancelled in December 2010.

Options granted in year 2009

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted	Exercise Base Price ($/Share)	Expiration Date
Doug Mac Donald	10,075,000	24.19%	$0.014	Jan 26, 2015
Robert Robins	3,000,000	7.20%	$0.014	Jan 26, 2015
Sonja Dreyer	4,750,000	11.40%	$0.014	Jan 26, 2015
Kim Law	3,625,000	8.70%	$0.014	Jan 26, 2015
Jack Thomson	1,325,000	3.18%	$0.014	Jan 26, 2015
Bernd Reuscher	1,325,000	3.18%	$0.014	Jan 26, 2015
Dr. Roy Queen	1,325,000	3.18%	$0.014	Jan 26, 2015

Options granted in year 2010

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted	Exercise Base Price ($/Share)	Expiration Date
Doug Mac Donald	366,666	0.88%	$0.20	August 14, 2015
Robert Robins	366,667	0.88%	$0.20	August 14, 2015
Kim Law	366,667	0.88%	$0.20	August 14, 2015
Jack Thomson	1,100,000	2.64%	$0.20	August 14, 2015
Bernd Reuscher	1,100,000	2.64%	$0.20	August 14, 2015
Dr. Roy Queen	1,100,000	2.64%	$0.20	August 14, 2015

Option Exercises

Two of the Executive Officers named in the Summary Compensation Table have exercised a portion of their 2009 options to purchase shares of our common stock during the year 2010.

Two of the Directors named in the Summary Compensation Table have exercised a portion of their 2009 options to purchase shares of our common stock during the year 2010.

The following table sets forth details of each exercise of stock options as of March 31, 2011 by any of the named Executive Officers and Directors, and the March 31, 2011 value of unexercised options on an aggregate basis.

Aggregated Options Exercised

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options as of December 31, 2010 Exercisable (2)/Unexercisable	Value of Unexercised in the Money-Options at December 31, 2010
Douglas Mac Donald	Nil	Nil	122,625 (exercise) 0 (unexercisable)	$0.14 (exercise) $0 (unexercisable)
Robert Robins	Nil	Nil	50,000 (exercise) 0 (unexercisable)	$0.14 (exercise) $0 (unexercisable)

    *These options have been cancelled in December 2010.

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options as of December 31, 2010 Exercisable (2)/Unexercisable	Value of Unexercised in the Money-Options at December 31, 2010
Douglas Mac Donald	1,325,000	$0.014	366,666 (exercise) 0 (unexercisable)	$0.20 (exercise) $0 (unexercisable)
Robert Robins	Nil	Nil	3,000,000 (exercise) 366,667 (exercise) 0 (unexercisable)	$0.014 (exercise) $0.200 (exercise) $0 (unexercisable)
Sonja Dreyer	2,500,000	$0.014	1,100,000 (exercise) 0 (unexercisable)	$0.014 (exercise) $0 (unexercisable)
Kim Law	Nil	Nil	3,625,000 (exercise) 366,667 (exercise) 0 (unexercisable)	$0.014 (exercise) $0.200 (exercise) $0 (unexercisable)
Jack Thomson	Nil	Nil	1,325,000 (exercise) 1,100,000 (exercise) 0 (unexercisable)	$0.014 (exercise) $0.200 (exercise) $0 (unexercisable)
Bernd Reuscher	1,325,000	$0.014	1,100,000 (exercise) 0 (unexercisable)	$0.200 (exercise) $0 (unexercisable)
Dr. Roy Queen	1,325,000	$0.014	1,100,000 (exercise) 0 (unexercisable)	$0.200 (exercise) $0 (unexercisable)

Compensation of Directors

We did not pay any compensation for services provided by the directors during the fiscal year ended December 31, 2010.

Termination of Employment and Change of Control Arrangements

None.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our "Named Executive Officers" during our fiscal year ended December 31, 2010. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives.  Currently our Board does not have a compensation committee.  Our officers are members of our Board of Directors and are able to vote on matters of compensation.  We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time.  In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended December 31, 2010 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices.  In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

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

Base Salary: At present we do not have a salary structure for employees and Executives, and amounts are based on skill set, knowledge and responsibilities.  Base salaries may be established as necessary. During the year ended December 31, 2010 the Chief Executive Officers received a salary increase of $15,635.

Stock Awards:  A portion of compensation paid to our executives will be equity based.  We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives' compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives.  Stock compensation awards were granted to directors during the year ending December 31, 2010.

Other Benefits: Our Executive Officers and employees receive group benefits plan.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our outstanding common and preferred stock as of March 31, 2011 for: each of our directors and executive officers individually; each person or group that we know owns beneficially more than five percent (5%) of our common stock; and all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term, “beneficial ownership”. Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common stock subject to options currently exercisable or exercisable within sixty (60) days, to be outstanding for purposes of computing the percentage ownership of the person holding the options, but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person. The applicable percentage of ownership for each shareholder is based on 92,324,344 shares of common stock and 70,855,900 shares of preferred stock outstanding as of March 31, 2011 together with applicable options for that shareholder. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name and Address of Beneficial Owner Officers and Directors	Number of Common Shares of Beneficial Owner	Percentage of Common Shares Owned	Number of Preferred Shares of Beneficial Owner	Percentage of Preferred Shares Owned	Note
Douglas N. Mac Donald St. Albert, Alberta, Canada (Personal Shares Held	10,662,510		13,628,975		(1)
(Personal Options Held	1,691,667
Patty Mac Donald			2,750,000

Total	12,354,177	13.14%	16,378,975	23.12%

Robert L. Robins Calgary, Alberta, Canada					(2)
(Personal Shares Held)	1,835,839		1,801,250
(Personal Options Held)	1,580,953
(Robins Nest Holdings)			1,900

Total	3,416,792	3.64%	1,803,150	2.54%

Dr. Roy L. Queen Kamloops, B.C., Canada					(3)
(Personal Shares Held)	5,148,700		6,055,950
(Personal Options Held)	1,100,000
(Drin Holdings Ltd.)	52,025
(Transural Trade)			574,800

Total	6,300,725	6.74%	6,630,750	9.36%

Bernd Reuscher Edmonton, Alberta, Canada					(4)
(Personal Shares Held)	3,825,000		2,479,100
(Personal Options Held)	1,100,000
(989939 Alberta Ltd.)			3,293,075
(MBR Venture Corp.)			7,062,500

Total	4,925,000	5.27%	12,834,675	18.11%

Kim Law Calgary, Alberta, Canada					(5)
(Personal Shares Held)	1,488,865		750,000
(Personal Options Held)	2,866,667

Total	4,355,532	4.58%	750,000	1.06%

Sonja Dreyer Calgary, Alberta, Canada					(6)
(Personal Shares Held)	1,504,830		15,500
(Personal Options Held)	1,100,000
(1035760 Alberta Ltd,)			1,375,050

Total	2,604,830	2.79%	1,390,550	1.96%

Jack (John) Thomson Kingston, Ontario Canada					(7)
(Personal Shares Held)	1,050,120		937,500
(Personal Options Held)	2,425,000

Total	3,475,120	3.67%	937,500	1.32%

Total shares owned by Officers and Directors	37,432,176	39.83%	40,725,600	57.48%

(1)      Doug Mac Donald            28,733,152 Shares
1,810,000 preferred shares are held in the name of Douglas  Mac Donald; 2,750,000 preferred shares are held in the name of  Mr. Mac Donald’s’ wife Patricia Mac Donald; 3,000,100 preferred shares are held in the name of Mac Donald Venture Corp. of which Mr. Mac Donald  is the sole officer and Director; 3,326,500 preferred shares are held in the name of  797320 Alberta Ltd. of which Mr. Mac Donald is the sole officer and Director; 6,250,000 common shares are held in the name of Douglas Mac Donald, 2,687,510 common shares are held in the name of 723352 Alberta Ltd. of which Mr. Mac Donald is the sole officer and Director, 1,791,900 preferred shares are held in the name of 723352 Alberta Ltd. of which Mr. Mac Donald is the sole officer and Director.366,667 of these shares are held in the form of a Directors option, giving Mr. Mac Donald the right to purchase up to  366,667shares at 0.20 per share until August 14,2015  and 1,325,000 of these shares are held in the form of stock options  giving Mr. Mac Donald the right to purchase up to  1,325,000 shares for $0.014 per share until January 26, 2015, , Doug Mac Donald is part owner of 989939 Alberta Ltd. with a share position of 3,293,075 preferred shares. *(50% is owned by Doug Mac Donald and 50% is owned by Bernd Reuscher, 1,725,000 common shares are held in the name of Mac Donald & Associates Gaming Specialists Inc., of which Mr. Mac Donald is the sole officer and Director and 407,400 preferred shares are held in the name of Mac Donald & Associates Gaming Specialists Inc., of which Mr. Mac Donald is the sole officer and Director.

(2)      Bob Robins             5,219,942 Shares
1,900 preferred shares are held in the name of Robins Nest Holdings Inc.; 800,000 preferred shares are held in the name of Bob Robins; 1,835,839 common shares are held in the name of Robert L. Robins, 1,001,250 preferred shares are held in the name of Robert L. Robins,   1,214,286 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 1,214,286 shares for $0.014 per share until January 14, 366,667 of these shares are held in the form of a Directors option, giving Mr. Robins the right to purchase up to  366,667shares at 0.20 per share until August 14, 2015,

(3)      Dr. Roy Queen              12,931,475 Shares
6,055,950 preferred shares are held in the name of Dr. Queen; 5,148,700 common shares are held in the name of Roy Queen, 52,025 common shares are held in the name of Drin Holdings Ltd., which is solely owned by Dr. Queen and 574,800 preferred shares are held in the name of Transural Inc., which is solely owned by Dr. Queen and 1,100,000 of these shares are held in the form of a Directors option, giving Dr.. Queen the right to purchase up to 1,100,000 shares at 0.20 per share until August 14, 2015.

(4)      Bernd Reuscher           17,759,675 Shares
2,479,100 preferred shares are held in the name of Bernd Reuscher; 3,825,000 common shares in the name of Bernd Reuscher,7,062,500  preferred shares are held in the name of MBR Venture Corp. of which Mr. Reuscher is the sole officer and Director, Bernd Reuscher is part owner of 989939 Alberta Ltd. with a preferred share position of 3,293,075 shares. *(50% is owned by Bernd Reuscher and 50% is owned by Doug Mac Donald) and 1,100,000 of these shares are held in the form of a Directors option, giving Mr. Reuscher the right to purchase up to 1,100,000 shares at 0.20 per share until August 14, 2015.

(5)      Kim Law               5,105,532 Shares
1,488,865 common shares and 750,000 preferred shares are held in the name of Kim Law, and 2,500,000 of these shares are held in the form of stock options giving Mr. Law the right to purchase up to 2,500,000 shares for $0.014 per share until January 26, 2015 and 366,667 of these shares are held in the form of a Directors option, giving Mr. Law the right to purchase up to 366,667 shares at 0.20 per share until August 14, 2015.

(6)      Sonja Dreyer              3,995,380 Shares
1,504,830 common shares are held in the name of Sonja Dreyer, 1,375,050 preferred shares are in 1035760 Alberta Ltd, a numbered Company wholly owned by Ms Dreyer, 15,500 Preferred shares are held in the name of Sonja Dreyer and 1,100,000 of these shares are held in the form of stock options giving Ms. Dreyer the right to purchase up to 1,100,000 shares for $0.014 per share until January 26, 2015.

(7)      Jack (John) Thomson               4,412,620 Shares
937,500 preferred shares are held in the name of Jack John Thomson 1,050,120 common shares are held in the name of Jack Thomson and 1,325,000 of these shares are held in the form of stock options giving Mr. Thomson the right to purchase up to 265,000 shares for $0.014 per share until January 26, 2015 and 1,100,000 of these shares are held in the form of a Directors option, giving Mr. Thomson the right to purchase up to 1,100,000 shares at 0.20 per share until August 14, 2015

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by Cordovano and Honeck LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-Q quarterly reports and services normally provided by Cordovano and Honeck LLP, in connection with statutory and regulatory filings or engagements were $42,597 for the fiscal year ended 2009 and $46,706 for the fiscal year ended 2010.

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2009 and 2010.

Tax Fees

There were no fees for tax compliance, tax advice, and tax planning for the fiscal years ended 2009 and 2010.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Cordovano and Honeck LLP other than the services reported above.

ITEM 15.    EXHIBITS

Exhibit Number	Description	Reference

3.i.1	Articles of Incorporation	(1)
3.i.2	Articles of Amendment dated May 3, 1999	(1)
3.i.3	Articles of Amendment dated March 29, 2010	(2)
3(ii)	By-Laws	(1)
21	Subsidiaries of the Registrant	*
31.1	Section 302 Certification - Chief Executive Officer	*
31.2	Section 302 Certification - Chief Financial Officer	*
32.1	Section 1350 Certification - Chief Executive Officer	*
32.2	Section 1350 Certification - Chief Financial Officer	*

(1)	Incorporated by Reference from Form 10-SB filed December 1, 2000
(2)	Incorporated by Reference from Form 8-K filed on April 4, 2010
*	Filed Herewith

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
Date:   April 12, 2011

By:   /s/ Kim Law
Name:   Kim Law
Title:    Principal Financial and Accounting Officer
Date:   April 12, 2011

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:   /s/ Douglas N. Mac Donald
Name:   Douglas N. Mac Donald
Title:   President and Board of Directors
Date:   April 12, 2011

By:   /s/ Robert L. Robins
Name:   Robert L. Robins
Title:   Board of Directors
Date:   April 12, 2011

By:   /s/ Bernd Reuscher
Name:   Bernd Reuscher
Title:   Board of Directors
Date:   April 12, 2011

By:   /s/ Roy L. Queen
Name:   Roy L. Queen
Title:   Board of Directors
Date:   April 12, 2011

By:   /s/ Kim Law
Name:   Kim Law
Title:   Board of Directors
Date:   April 12, 2011

By:   /s/ John (Jack) Thomson
Name:   Jack Thomson
Title:   Board of Directors
Date:   April 12, 2011