Form 10-Q
period 2011-03-31
E-Debit Global Corp.
filed 2011-05-10
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 6, 2011, there were 92,324,344 outstanding shares of the Registrant's Common Stock, no par value and 70,855,900 shares of Preferred Stock, no par value.

E-DEBIT GLOBAL CORPORATION

INDEX TO THE FORM 10-Q

For the quarterly period ended March 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Balance Sheet

ASSETS	March 31, 2011 (Unaudited)	December 31, 2010 (Derived from audited financial statements)
CURRENT ASSETS
Cash	$—	$—
Restricted cash	468,490	482,681
Accounts receivable net of allowance for doubtful accounts of $863 and $902	44,800	41,773
Other receivable – related parties	41,486	37,482
Inventory	80,080	78,536
Prepaid expense and deposit	9,153	22,322
Total current assets	644,009	662,794

Property and equipment, net of depreciation	175,768	183,450
Property and equipment, idle	565,710	550,033
Investment, at cost	10	10
Note receivable	164,570	160,010
Intangible Assets, net of amortization	121,993	124,853

Total assets	$1,672,060	$1,681,150

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$47,850	$20,918
Accounts payable	761,300	811,844
Accrued liabilities	216,034	213,360
Loans payable	170,741	166,010
Indebtedness to related parties	576,769	437,353
Shareholder loans	300,322	237,014
Total current liabilities	2,073,016	1,886,499

Total liabilities	2,073,016	1,886,499

STOCKHOLDERS’ DEFICIT
Preferred stock – authorized 75,000,000 shares, no par value, 70,855,900 shares issued and outstanding at March 31, 2011 and 70,855,900 at December 31, 2010	1,400,855	1,400,855
Common stock - authorized 500,000,000 shares, no par value; 92,324,344 shares issued and outstanding at March 31, 2011 and 89,413,630 at December 31, 2010	2,184,540	2,143,790
Additional paid-in capital	624,791	624,791
Accumulated other comprehensive income	74,988	82,294
Accumulated deficit	(4,686,130)	(4,457,079)
Total stockholders’ deficit	(400,956)	(205,349)

Total liabilities and stockholders’ Deficit	$1,672,060	$1,681,150

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31,
(Unaudited)

	2011	2010
Revenue -
Equipment and supplies	$8,102	$2,339
Residual and interchange income	796,960	943,212
Total revenue	805,062	945,551

Cost of sales -
Equipment and supplies	9,453	1,034
Residual and interchange costs	549,146	643,526
Other	122,767	140,295
Total cost of sales	681,366	784,855

Gross profit	123,696	160,696

Operating expenses -
Depreciation and amortization	19,563	18,538
Consulting fees	48,450	43,113
Legal and accounting fees	9,374	27,932
Salaries and benefits	155,727	145,181
Travel, delivery and vehicle expenses	11,947	20,397
Other	98,727	99,008
Total operating expenses	343,788	354,169

(-Loss-) from operations	(220,092)	(193,473)

Other income (expense) -
Other income	19,394	22,037
Interest expense	(28,353)	(14,955)
Net (-loss-) before income taxes	(229,051)	(186,391)

Provision for income taxes	—	—

Net (-loss-)	$(229,051)	$(186,391)

Basic net (-loss-) per common share	$(0.00)	$(0.01)
Weighted number of shares outstanding	92,324,344	24,206,383

Other comprehensive income (loss) -
Net (-loss-)	$(229,051)	$(186,391)
Foreign currency translation adjustment	(7,306)	(21,669)
Total comprehensive (-loss-)	$(236,357)	$(208,060)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Foreign Currency Translation	Accumulated
	Shares	Amount	Shares	Amount	Capital	Adjustment	(Deficit)	Total
Balance, December 31, 2010	70,855,900	$1,400,855	89,413,630	$2,143,790	$624,791	$82,294	$(4,457,079)	$(205,349)

Exercise of options to officers for settlement of debts – related parties	—	—	1,125,000	15,750	—	—	—	15,750

Exercise of options to a director for settlement of debts – related parties	—	—	1,785,714	25,000	—	—	—	25,000

Net loss for the three months ended March 31, 2011	—	—	—	—	—	(7,306)	(229,051)	(236,357)
Balance, March 31, 2011	70,855,900	$1,400,855	92,324,344	$2,184,540	624,791	$74,988	$(4,686,130)	$(400,956)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statement of Cash Flows
For the Three Months Ended March 31,
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net (loss) income from operations	$(229,051)	$(186,391)
Reconciling adjustments -
Depreciation and amortization	19,563	18,538
Changes in operating assets and liabilities
Restricted cash	27,948	—
Accounts receivable	(3,920)	23,197
Inventory	694	(6,132)
Prepaid expenses and other	13,806	(621)
Accounts payable and accrued liabilities	(77,088)	51,330
Net cash (used for) provided by operations	(248,048)	(100,079)

Cash flows from investing activities:
Purchase of equipment	(514)	—
Disposal of equipment	—	1,097
Net cash (used for) provided by investing activities	(514)	1,097

Cash flows from financing activities:
Private offering	—	31,585
Proceeds from loans	157,095	94,971
Repayments of loans	(8,177)	—
Net cash provided by financing activities	148,918	126,556

Foreign currency translation adjustment	72,712	45,647
Net change in cash and cash equivalents	(26,932)	73,221
Cash (overdraft) at beginning of year	(20,918)	586,958
Cash (overdraft) at end of year	$(47,850)	$660,179

Supplemental schedules:
Cash paid for interest	$22,041	$14,954
Cash paid for income taxes	$—	$—
Noncash investing and financing activities
Shares issued for the settlement of debt	$40,750	$111,568

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Notes to the Condensed Financial Statements
March 31, 2011 and 2010
(Unaudited)

Note 1 – Basis of Presentation and Nature of Operations

The accompanying consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements and the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X.  The accompanying consolidated financial statements included herein have been prepared by E-Debit Global Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and E-Debit Global Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2010 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by E-Debit Global Corporation later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

Westsphere Asset Corporation, Inc. (Company) was incorporated in Colorado on July 21, 1998 as Newslink Networks TDS, Inc. and changed its name to Westsphere Asset Corporation Inc. on April 29, 1999. On April 2, 2010, the Company officially changed its name to E-Debit Global Corporation.

The Company’s primary business is the sale and operation of cash vending (ATM) and point of sale (POS) machines in Canada.

Summary of ATM’s and POS’s sold and related gross profits during the years ended December 31, 2010 and for the three months ended March 31, 2011:

	# of sale	Gross Profit
December 31, 2010

ATMs	8	$3,067
POS	-	$-

March 31, 2011

ATMs	3	$1
POS	-	$-

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

Note 2 – Recent Accounting Pronouncements

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

	March 31, 2011	December 31, 2010
Accounts Receivable
Equipment	$2,790	$-
Services	2,073	19,752
Others	40,800	22,963
	45,663	42,675

Less: Allowance for doubtful accounts	(863)	(902)
	$44,800	$41,773

The bad debt expense for the three months ended March 31, 2011 and March 31, 2010 totaled $2,677 and $15,896, respectively.  The bad debt is reflected in the accompanying consolidated Statements of Operations as Other operating expenses.

Note 4 – Inventory

Inventory consists of the following elements:

	Quantity	Cost
ATM	45	$40,250
Parts and accessories	1,298	39,830
Total		$80,080

Inventories are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Note 5 – Property and Equipment

Property and equipment in service consists of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value	Depreciation Rate and Method
December 31, 2010 -
Office furniture and equipment	$65,355	$26,945	$38,410	20% DB
Computer hardware and software	133,694	108,921	24,773	30% DB
ATM machines	182,017	65,178	116,839	30% DB
Other	8,428	5,000	3,428	Var
	$389,494	$206,044	$183,450
March 31, 2011 -
Office furniture and equipment	$66,778	$29,250	$37,528	20% DB
Computer hardware and software	137,504	114,234	23,270	30% DB
ATM machines	187,310	75,660	111,650	30% DB
Other	9,515	6,195	3,320	Var
	$401,107	$225,339	$175,768

There are no leased ATMs included in the Company’s property and equipment for the three months ended March 31, 2011 and for the year ended December 31, 2010.

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  All components of property and equipment are being depreciated or amortized.  Depreciation and amortization expense for the three months ended March 31, 2011 and March 31, 2010 totaled $19,563 and $18,538, respectively.

Property and equipment, idle consists of the following elements:

Cost
December 31, 2010 -
Computer hardware and software	$550,033
$550,033
March 31, 2011 -
Computer hardware and software	$565,710
$565,710

The property and equipment, idle was related to the purchase of computer hardware and software for the card management systems in June 2010.  The software and computer hardware was purchased as a turnkey operating system which focused on a loyalty based platform.  As of March 31, 2011, the system is being expanded from its loyalty based platform to cash based platform.  The Company is expecting the expansion of the systems to be completed by the third quarter of 2011.

Note 6 – Deferred Costs/Intangible Assets

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

Depreciation is calculated using a declining balance method.

Intangible assets consist of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value	Depreciation Rate and Method
December 31, 2010 -
License – ACI	$167,846	$60,423	$107,423	20% DB
Patent	15,000	13,975	1,025	20% DB
License – Paragon	18,227	$1,822	16,405	20% DB
	$201,073	$76,220	$124,853
March 31, 2011 -
License – ACI	$172,630	$67,669	$104,961	20% DB
Patent	15,428	14,426	1,002	20% DB
License – Paragon	18,747	$2,717	16,030	20% DB
	$206,805	$84,812	$121,993

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  Depreciation and amortization expense for the three months ended March 31, 2011 and March 31, 2010 totaled $6,330 and $6,507, respectively.  This depreciation and amortization expense was part of the totaled which are reflected in the accompanying consolidated statements of operations as Depreciation and amortization.

Expected future depreciation and amortization of the intangible assets are as follows:

Year	Amount
2012	$20,269
2013	$72,027
2014	$1,810
2015	$1,448

Note 7 – Notes Receivable

The note receivable total of $164,570 ($160,000 CDN), carries no interest rate, and requires no monthly payments due from a contractor.  The purpose of this note receivable is to supply vault cash to E-Debit’s wholly owned subsidiary Westsphere Systems Inc. (WSI)’s customer-owned ATM equipment and site locations.  Revenue from this note is generated from surcharge transactions at a rate of $0.51 ($0.50 CDN) per transaction.

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

Note 8– Loans Payable

In September 2007, WSI entered into a loan agreement with an initial term of twelve months totaling $102,856 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,014 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  WSI must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan is to supply vault cash to WSI’s customer-owned ATM equipment and site locations.  WSI supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount (see note 7).

As of March 31, 2011, the balance is $102,856 ($100,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as Loans payable.

In November 2007, E-Debit’s subsidiary Westsphere Systems Inc. (WSI) raised $134,742 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,328 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  WSI must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan is to fund the switch development project.  In February 2010, the loan was reduced by $66,857 ($65,000 CDN) to purchase E-Debit’s private offering memorandum of 622,123 common shares at $0.10 per share.

As of March 31, 2011, the balance is $67,885 ($66,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as Loans payable.

Note 9– Commitments and Contingencies

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

The Company also has various obligations for auto and equipment leases through 2015.

The Company real estate leases and one auto lease are signed with an affiliated company that is controlled by the Company’s president.

Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2012	$72,662	$14,282
2013	$72,662	$7,307
2014	$12,110	$6,880
2015	$—	$2,293

	March 31,
	2011	2010

Rental expense	$27,596	$94,568

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

Note 10 – Related Party
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

Other receivable – related parties:

The other receivable – related parties was from the sale transaction of 41% of the subsidiary 1105725 Alberta Ltd. o/s Personal Financial Solutions (PFS) in October 2010 and sale transactions to E-Debit’s directors.

The purpose of the sale of the subsidiary was to save administration and audit costs to E-Debit since PFS has had no active business activities for the last four years.

The following table summarizes the Company’s others receivable to related parties transactions as at March 31, 2011 and December 31, 2010:

	2011	2010
1105725 Alberta Ltd. o/a Personal Financial Solutions	$38,507	$37,482
Accounts receivable – directors	2,979	-

	$41,486	$37,482

 The current outstanding advances are reflected in the accompanying consolidated balance sheet as other receivable – related parties and totaled $41,486 and $37,482, respectively, at March 31, 2011 and December 31, 2010.

Indebtedness to related parties:

The Company expensed $25,023 ($24,675 CDN) during the first quarter of 2011 for consulting and management services to an affiliated company that is controlled by the Company’s president.  This expensed is reflected in the accompanying consolidated Statements of Operations as a Consulting fees.

The following table summarizes the Company’s indebtedness to related parties transactions as at March 31, 2011:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$26,842	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	367,132	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	5,075	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	33,579	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	79,009	Demand loans	8% per annum
A loan advanced from E-Debit’s director for working capital.	30,735	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	34,397	Demand loans	No interest
Total	$576,769

The indebtedness to related parties consist of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There are no interest attached to a loan advanced from E-Debit’s director of $30,735 and the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $34,397.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

Note 11 – Shareholder loans

The following table summarizes the Company’s shareholder loans transactions as at March 31, 2011:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	56,571	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	146,552	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	45,771	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	51,428	Demand loans	9% per annum
Total	$300,322

E-Debit’s shareholder loans related to cash advance from E-Debit’s vice president total $56,571 and the directors total $146,552 have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans total $97,199 consist of a loan advance from E-Debit’s vice president total $45,771 has an interest rate of 12% per annum with no specific terms of repayment, and a loan advance from a shareholder of $51,428 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Note 12 – Shareholder’s Deficit

In January 2011, a director exercised his options of 1,785,714 common shares at $0.014 per share for a total of $25,000.  The issuance of 1,785,714 shares was issued as the settlement of $25,000 of debt.

In January 2011, an officer exercised his options of 1,125,000 common shares at $0.014 per share for a total of $15,750.  The issuance of 1,125,000 shares was issued as the settlement of $15,750 of debt owed to an affiliated company that is controlled by the Company’s president.

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

On March 23, 2011 the Company made application to the British Columbia Securities Commission for Reporting Issuer Designation Order.  On April 27, 2011 the Company advised the British Columbia Securities Commission that it has had its SEDAR subscriber number to enable the Company to post its SEDAR filings as required and acknowledged.   The Company advised that upon completion of our submission and acceptance as a reporting issuer we will be withdrawing our request for a Hearing with the British Columbia Securities Commission and our Notice of Appeal and Request for Review and Stay of Cease Trade Order as noted.

Note 14 – Subsequent Events

In March 2011, the Company entered into an Agreement of Purchase and Transfer of Shares and Debt with ebackup Inc.  The Company is to acquire ten (10%) interest of ebackup Inc. by exchanging 1,750,000 common shares of E-Debit Global Corporation.  The agreement solidifies the Company’s commitment to our “end-to-end” payment delivery and processing solution.  ebackup Inc. supplies PCI compliant data centre, technical support and data protection services.  As of May 6, 2011, the purchase agreement had not yet finalized.  The Company is expecting the due diligence process to be completed by the second quarter 2011. The Company has not yet issued the 1,750,000 shares.

In May 2011, E-Debit decided to sell 90 common shares (90%) of the issued and outstanding shares held in its wholly owned subsidiary, Cash Direct Financial Services Ltd. (“Cash Direct”) at $1.00 per share.  The common shares were sold to a number company that is controlled by the Company’s president.  The purchaser agrees that the current outstanding advances made to the company by E-Debit will remain outstanding and owed by the Company to E-Debit.  As a result of the sale transaction, E-Debit remains a 10% shareholder in Cash Direct.  The sale transaction will save administration and audit costs to E-Debit.  E-Debit did not restate its financial statements to deconsolidate the Cash Direct subsidiary, as Cash Direct’s balances are immaterial to E-Debit’s consolidated financial statements.  Cash Direct has had no active business activities for the last two years. Cash Direct had total assets and an accumulated deficit of $39,027 and $15,557, respectively, at March 31, 2011.

Note 15 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses for the three months ended March 31, 2011 and 2010, and as of March 31, 2011, had a working capital deficit of $1,429,007 and an accumulated deficit of $400,956.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.  Furthermore, the management is in the process of restructuring, reorganization and consolidation of all its operations as a whole in order to save costs.  In addition, there is no demand for payment on the indebtedness to related parties of $576,769 and shareholder loans of $300,322 as these liabilities are owed to internal officers and directors.   Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – March 31, 2011

Results of Operations

During the three (3) month period of operations ended March 31, 2011, E-Debit and its subsidiaries generated a net loss from operations of $229,051, while a net loss from operations of $186,391 was realized for the same period from the previous year.  The increase in net loss of $42,660 over the same period from the previous year was caused by a decrease in gross profit of $37,000, an increase in salaries and benefits of $10,546, and an increase in interest expenses of $13,398.  The increase in net loss is partially offset against a decrease in legal and accounting fees of $18,558 over the same period from the previous year.

The decrease in gross profit was primarily caused by a decrease in residual and interchange income of $146,252.  The decrease is partially offset against a decrease in residual and interchange costs of $94,380, and a decrease in other cost of sales of $17,528.

The decrease in residual and interchange income was caused by a decrease in processing of ABM transactions over the same period from the previous year.

The decrease in other cost of sales was mainly related to a decrease in vehicle expense.

The increase in salaries and benefits of $10,546 was primarily due to the rise in the Canadian dollars over US dollars since March 31, 2010 where the average currency exchange for the three months ended March 31, 2011 and March 31, 2010 was 1 USD = 0.98610 CDN and 1 USD = 1.04145 CDN, respectively.  The salaries and benefits in Canadian dollars for the three months ended March 31, 2011 and March 31, 2010 totaled $153,562 and $151,199, respectively.

The increase in interest expense was due to interest charge for the late payment to vendors during the year.

The decrease in legal and accounting fees was mainly due to the timing difference in recording the year-end audit fee.  The Company recorded the audit fees for the year ended December 31, 2009 in the first quarter of 2010 where the audit fees for the year ended December 31, 2010 was recorded in the second quarter of 2011 totaled $19,309.

To this date, 510 ATM are being processed between three switches. There was no change in operations during the year 2011 as compared to prior year.

In March 2011, the Company entered into negotiations for an Agreement of Purchase and Transfer of Shares and Debt with ebackup Inc.  The Company is to acquire ten (10%) interest of ebackup Inc. by exchanging 1,750,000 common shares of E-Debit Global Corporation.  The agreement will solidify the Company’s commitment to our “end-to-end” payment delivery and processing solution.  ebackup Inc. supplies PCI compliant data centre, technical support and data protection services.  As of May 6, 2011, the purchase agreement had not yet finalized.  The Company is expecting the due diligence process to be completed by the second quarter 2011. The Company has not yet issued the 1,750,000 shares.

In May 2011, E-Debit decided to sell 90 common shares (90%) of the issued and outstanding shares held in its wholly owned subsidiary, Cash Direct Financial Services Ltd. (“Cash Direct”) at $1.00 per share.  The common shares were sold to a number company that is controlled by the Company’s president.  The purchaser agrees that the current outstanding advances made to the company by E-Debit will remain outstanding and owed by the Company to E-Debit.  As a result of the sale transaction, E-Debit remains a 10% shareholder in Cash Direct.  The sale transaction will save administration and audit costs to E-Debit.  E-Debit did not restate its financial statements to deconsolidate the Cash Direct subsidiary, as Cash Direct’s balances are immaterial to E-Debit’s consolidated financial statements.  Cash Direct has had no active business activities for the last two years. Cash Direct had total assets and an accumulated deficit of $39,027 and $15,557, respectively, at March 31, 2011.

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

Changes in Financial Position

During the Three (3) month period ended March 31, 2011, total assets decreased from $1,681,150 to $1,672,060 primarily due to a decrease in prepaid expense and deposit of $13,169.

As of March 31, 2011, E-Debit’s current liabilities consisted of bank overdraft of $47,850, accounts payable of $761,300, accrued liabilities of $216,034, loans payable of $170,741, indebtedness to related parties of $576,769, and shareholder loans of $300,322.

Accounts payable and accrued liabilities include a payable of $626,002 for the return of surcharge and interchange; legal and accounting fees of $106,514; switch and hosting fees of $88,454; accrued vacation payable of $11,255; investors deposits of $11,051; and $134,058 due for consulting services, office expenses and various other general fees and charges.

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $102,856 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,014 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.  The purpose of the loan is to supply vault cash to Vencash’s customer-owned ATM equipment and site locations.  Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount.

As of March 31, 2011, the balance is $102,856 ($100,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $134,742 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,328 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan is to fund the switch development project.  In February 2010, the loan was reduced by $66,857 ($65,000 CDN) to purchase E-Debit’s private offering memorandum of 622,123 common shares at $0.10 per share.

As of March 31, 2011, the balance is $67,885 ($66,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as loans payable.

The following table summarizes the Company’s indebtedness to related parties transactions as at March 31, 2011:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$26,842	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	367,132	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	5,075	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	33,579	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	79,009	Demand loans	8% per annum
A loan advanced from E-Debit’s director for working capital.	30,735	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	34,397	Demand loans	No interest
Total	$576,769

The indebtedness to related parties consist of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There are no interest attached to a loan advanced from E-Debit’s director of $30,735 and the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $34,397.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

The following table summarizes the Company’s shareholder loans transactions as at March 31, 2011:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	56,571	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	146,552	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	45,771	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	51,428	Demand loans	9% per annum
Total	$300,322

E-Debit’s shareholder loans related to cash advance from E-Debit’s vice president total $56,571 and the directors total $146,552 have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans total $97,199 consist of a loan advance from E-Debit’s vice president total $45,771 has an interest rate of 12% per annum with no specific terms of repayment, and a loan advance from a shareholder of $51,428 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Shareholders’ deficit as of March 31, 2011 was negative $400,956, inclusive of an accumulated loss from operations of $4,686,130, as compared to shareholders deficit of $205,349 as of December 31, 2010. The increase in shareholders’ deficit of $195,607 was primarily due to a decrease in accumulated other comprehensive income of $7,306 and the current year deficit of $229,051.  The increase in shareholders’ deficit is partially offset against the issuance of common stock of $40,750.

As of March 31, 2011, E-Debit raised $157,095 cash advance from directors and officers to support the switch operations and general and administrative costs.

As of March 31, 2011, E-Debit raised $40,750.  $40,750 was raised through stock award plan and issued 2,910,714 common shares at $0.014 per share.

The issuance of 2,910,714 shares from the Stock Award Plan was issued as the settlement of $40,750 of debt owed to related parties.  The following table summarizes the Stock Award Plan transactions:

Stock Award Plan

	Month	Common Shares*	$ per share	Settlement of Debt – Related Parties
Exercise of options to a director for settlement of debts owed to a director	January 2011	1,785,714	$0.014	$25,000
Exercise of options to an officer for settlement of debts owed to a company that is controlled by the Company’s president	January 2011	1,125,000	$0.014	$15,750
Total		2,910,714		$40,750

Total issued and outstanding share capital as of May 6, 2011 was 92,324,344 common shares and 70,855,900 preferred shares as of May 6, 2010.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2011, the Company had working capital deficit of $1,429,007 and Stockholders' Deficit of $400,956 compared with working capital deficit of $1,223,705 and Stockholders' Deficit of $205,349 as of December 31, 2010.  The Company’s working capital deficit has increased principally as a result of an increase in indebtedness to related parties of $139,416 and an increase in shareholder loan of $63,308.

The increase in indebtedness to related parties is from E-Debit’s directors and officers advanced deposits to support E-Debit operations.

Stockholders' Deficit increased as a result of a net loss for the three (3) months ended March 31, 2011 of $229,051 and a decrease in accumulated other comprehensive income of $7,306.  The decrease in shareholders’ deficit is partially offset against an increase in issuance of common stock of $40,750.

The Company’s consolidated operations during the three (3) month period resulted in the used of net cash of $248,048, compared to the used of net cash in the amount of $100,079 during the same period from the previous year. The increase in the use of net cash flow from operations was the result of an increase in net loss from operations of $42,660, an increase in accounts receivable of $27,117, and a decrease in accounts payable and accrued liabilities of $128,418.  The decrease in the use of net cash is partially offset against an increase in restricted cash of $27,948 and an increase in prepaid expenses and other of $14,427.

Investing activities during the three (3) month period resulted in the used of net cash of $514, which was caused by the purchase of equipment.

Financing activities during the three (3) month period resulted in the provided of net cash of $148,918, which was caused by the cash advances from directors and officers to support the switch operations and general and administrative costs of $157,095.  The net cash provided by is partially offset against a repayment of loans of $8,177.

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

Furthermore, there is no demand for payment on the indebtedness to relate parties of $576,769 and shareholders’ loan of $300,322 as these liabilities are owed to internal officers and directors. E-Debit believes that the investment from related parties, outside investors, and private offering memorandum will continue to produce sufficient ongoing funding to meet its current and future financial requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2011 (the “Evaluation Date”).

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no changes since the filing of the 10K on December 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no changes since the filing of the 10K on December 31, 2010.

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

E-DEBIT GLOBAL CORPORATION

Date: May 10, 2011	By:	/s/ Douglas MacDonald
	Name:	Douglas MacDonald
	Title:	President

Date: May 10, 2011	By:	/s/ Kim Law
	Name:	Kim Law
	Title:	Principal Financial Officer and Accounting Officer