Form 10-Q
period 2011-06-30
E-Debit Global Corp.
filed 2011-08-12
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 8, 2011, there were 92,324,344 outstanding shares of the Registrant's Common Stock, no par value and 70,855,900 shares of Preferred Stock, no par value.

E-DEBIT GLOBAL CORPORATION

INDEX TO THE FORM 10-Q

For the quarterly period ended June 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Balance Sheet

ASSETS	June 30, 2011 (Unaudited)	December 31, 2010 (Derived from audited financial statements)
CURRENT ASSETS
Cash	$51,334	$—
Restricted cash	604,334	482,681
Accounts receivable net of allowance for doubtful accounts of $827 and $902	52,731	41,773
Other receivable – related parties	55,606	37,482
Inventory	86,743	78,536
Prepaid expense and deposit	10,821	22,322
Total current assets	861,569	662,794

Property and equipment, net of depreciation	167,841	183,450
Property and equipment, idle	602,086	550,033
Investment, at cost	20	10
Note receivable	163,854	160,010
Intangible Assets, net of amortization	115,069	124,853

Total assets	$1,910,439	$1,681,150

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$—	$20,918
Accounts payable	1,184,465	811,844
Accrued liabilities	230,493	213,360
Loans payable	169,998	166,010
Indebtedness to related parties	707,629	437,353
Shareholder loans	299,014	237,014
Total current liabilities	2,591,599	1,886,499

Total liabilities	2,591,599	1,886,499

STOCKHOLDERS’ DEFICIT
Preferred stock – authorized 75,000,000 shares, no par value, 70,855,900 shares issued and outstanding at June 30, 2011 and 70,855,900 at December 31, 2010	1,400,855	1,400,855
Common stock - authorized 500,000,000 shares, no par value; 92,324,344 shares issued and outstanding at June 30, 2011 and 89,413,630 at December 31, 2010	2,184,540	2,143,790
Additional paid-in capital	624,791	624,791
Accumulated other comprehensive income	79,160	82,294
Accumulated deficit	(4,970,506)	(4,457,079)
Total stockholders’ deficit	(681,160)	(205,349)

Total liabilities and stockholders’ Deficit	$1,910,439	$1,681,150

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Operations
For the six Months Ended June 30,
(Unaudited)
	2011	2010
Revenue -
Equipment and supplies	$13,790	$6,679
Residual and interchange income	1,641,292	1,926,178
Other	19,380	29,567
Total revenue	1,674,462	1,962,424

Cost of sales -
Equipment and supplies	14,633	4,708
Residual and interchange costs	1,138,142	1,321,746
Other	311,634	274,552
Total cost of sales	1,464,409	1,601,006

Gross profit	210,053	361,418

Operating expenses -
Depreciation and amortization	39,234	37,408
Consulting fees	99,886	86,003
Legal and accounting fees	43,715	42,811
Salaries and benefits	290,632	299,228
Travel, delivery and vehicle expenses	32,536	42,965
Other	186,607	165,972
Total operating expenses	692,610	674,387

(-Loss-) from operations	(482,557)	(312,969)

Other income (expense) -
Other income	35,045	22,037
Interest income	—	10
Interest expense	(65,915)	(41,274)
Net (-loss-) before income taxes	(513,427)	(332,196)

Provision for income taxes	—	—

Net (-loss-)	$(513,427)	$(332,196)

Basic net (-loss-) per common share	$(0.01)	$(0.01)
Weighted number of shares outstanding	92,324,344	49,352,592

Other comprehensive income (loss) -
Net (-loss-)	$(513,427)	$(332,196)
Foreign currency translation adjustment	(3,134)	(16,584)
Total comprehensive (-loss-)	$(516,561)	$(348,780)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Operations
For the three Months Ended June 30,
(Unaudited)
	2011	2010
Revenue -
Equipment and supplies	$5,688	$4,340
Residual and interchange income	844,332	982,966
Other	19,380	29,567
Total revenue	869,400	1,016,873

Cost of sales -
Equipment and supplies	5,180	3,674
Residual and interchange costs	588,996	678,220
Other	188,867	134,257
Total cost of sales	783,043	816,151

Gross profit	86,357	200,722

Operating expenses -
Depreciation and amortization	19,671	18,870
Consulting fees	51,436	42,890
Legal and accounting fees	34,341	14,879
Salaries and benefits	134,905	154,047
Travel, delivery and vehicle expenses	20,589	22,568
Other	87,880	66,964
Total operating expenses	348,822	320,218

(-Loss-) from operations	(262,465)	(119,496)

Other income (expense) -
Other income	15,651	—
Interest income	—	10
Interest expense	(37,562)	(26,319)
Net (-loss-) before income taxes	(284,376)	(145,805)

Provision for income taxes	—	—

Net (-loss-)	$(284,376)	$(145,805)

Basic net (-loss-) per common share	$(0.00)	$(0.00)
Weighted number of shares outstanding	92,324,344	49,352,592

Other comprehensive income (loss) -
Net (-loss-)	$(284,376)	$(145,805)
Foreign currency translation adjustment	4,172	5,085
Total comprehensive (-loss-)	$(280,204)	$(140,720)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)
						Foreign
					Additional	Currency
	Preferred Stock		Common Stock		Paid-in	Translation	Accumulated
	Shares	Amount	Shares	Amount	Capital	Adjustment	(Deficit)	Total
Balance, December 31, 2010	70,855,900	$1,400,855	89,413,630	$2,143,790	$624,791	$82,294	$(4,457,079)	$(205,349)

Exercise of options to officers for settlement of debts – related parties	—	—	1,125,000	15,750	—	—	—	15,750

Exercise of options to a director for settlement of debts – related parties	—	—	1,785,714	25,000	—	—	—	25,000

Net loss for the six months ended June 30, 2011	—	—	—	—	—	(3,134)	(513,427)	(516,561)
Balance, June 30, 2011	70,855,900	$1,400,855	92,324,344	$2,184,540	624,791	$79,160	$(4,970,506)	$(681,160)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statement of Cash Flows
For the six Months Ended June 30,
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net (loss) income from operations	$(513,427)	$(332,196)
Reconciling adjustments -
Depreciation and amortization	39,234	37,408
Other non-cash transactions	138,097	537,556
Changes in operating assets and liabilities
Restricted cash	(110,057)	—
Accounts receivable	(26,457)	34,874
Inventory	(6,321)	(10,710)
Prepaid expenses and other	12,039	(6,168)
Accounts payable and accrued liabilities	365,124	(43,881)
Net cash (used for) provided by operations	(101,768)	216,883

Cash flows from investing activities:
Purchase of equipment	(51,082)	(531,251)
Disposal of equipment	10,747	5,617
Net cash (used for) provided by investing activities	(40,335)	(525,634)

Cash flows from financing activities:
Exercise of options	—	31,585
Private offering	—	100,000
Proceeds from loans	191,126	137,908
Repayments of loans	(13,160)	(32,611)
Net cash provided by financing activities	177,966	236,882

Foreign currency translation adjustment	36,389	141,103
Net change in cash and cash equivalents	72,252	69,234
Cash (overdraft) at beginning of year	(20,918)	586,958
Cash (overdraft) at end of year	$51,334	$656,192

Supplemental schedules:
Cash paid for interest	$43,628	$29,129
Cash paid for income taxes	$—	$—
Noncash investing and financing activities
Shares issued for the settlement of debt	$40,750	$835,295

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010
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

The Company’s primary business is the sale and operation of cash vending (ATM) and point of sale (POS) machines in Canada.

Summary of ATM’s and POS’s sold and related gross profits during the years ended December 31, 2010 and for the six months ended June 30, 2011:

	# of sale	Gross Profit
December 31, 2010

ATMs	8	$3,067
POS	-	$-

June 30, 2011

ATMs	5	$733
POS	-	$-

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

In May 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. E-Debit is currently evaluating the requirements of ASU 2011-4 and has not yet determined its impact on E-Debit’ condensed consolidated financial statements.

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

	June 30, 2011	December 31, 2010
Accounts Receivable
Equipment	$205	$-
Services	-	19,752
Others	53,353	22,963
	53,558	42,675

Less: Allowance for doubtful accounts	(827)	(902)
	$52,731	$41,773

The bad debt expense for the six months ended June 30, 2011 and June 30, 2010 totaled $3,988 and $17,592, respectively.  The bad debt is reflected in the accompanying consolidated Statements of Operations as Other operating expenses.

Note 4 – Inventory

Inventory consists of the following elements:

	Quantity	Cost
ATM	49	$49,882
Parts and accessories	1,227	36,861
Total		$86,743

Inventories are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Note 5 – Property and Equipment

Property and equipment in service consists of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value	Depreciation Rate and Method
December 31, 2010 -
Office furniture and equipment	$65,355	$26,945	$38,410	20% DB
Computer hardware and software	133,694	108,921	24,773	30% DB
ATM machines	182,017	65,178	116,839	30% DB
Other	8,428	5,000	3,428	Var
	$389,494	$206,044	$183,450
June 30, 2011 -
Office furniture and equipment	$66,924	$31,527	$35,397	20% DB
Computer hardware and software	136,906	115,938	20,968	30% DB
ATM machines	187,882	79,510	108,372	30% DB
Other	8,631	5,527	3,104	Var
	$400,343	$232,502	$167,841

There are no leased ATMs included in the Company’s property and equipment for the six months ended June 30, 2011 and for the year ended December 31, 2010.

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  All components of property and equipment are being depreciated or amortized.  Depreciation and amortization expense for the six months ended June 30, 2011 and June 30, 2010 totaled $39,234 and $37,408, respectively.

Property and equipment, idle consists of the following elements:

Cost
December 31, 2010 -
Computer hardware and software	$550,033
$550,033
June 30, 2011 -
Computer hardware and software	$602,086
$602,086

The property and equipment, idle was related to the purchase of computer hardware and software for the card management systems in June 2010.  The software and computer hardware was purchased as a turnkey operating system which focused on a loyalty based platform.  As of June 30, 2011, the system is being expanded from its loyalty based platform to cash based platform.  The Company is expecting the expansion of the systems to be completed by the third quarter of 2011.

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

Depreciation is calculated using a declining balance method.

Intangible assets consist of the following elements:
	Cost	Accumulated Depreciation/ Amortization	Net Book Value	Depreciation Rate and Method
December 31, 2010 -
License – ACI	$167,846	$60,423	$107,423	20% DB
Patent	15,000	13,975	1,025	20% DB
License – Paragon	18,227	$1,822	16,405	20% DB
	$201,073	$76,220	$124,853
June 30, 2011 -
License – ACI	$171,879	$72,875	$99,004	20% DB
Patent	15,361	14,416	945	20% DB
License – Paragon	18,665	$3,545	15,120	20% DB
	$205,905	$90,836	$115,069

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  Depreciation and amortization expense for the six months ended June 30, 2011 and June 30, 2010 totaled $12,780 and $6,569, respectively.  This depreciation and amortization expense was part of the totaled which are reflected in the accompanying consolidated statements of operations as Depreciation and amortization.

Expected future depreciation and amortization of the intangible assets are as follows:

Year	Amount
2012	$20,269
2013	$72,027
2014	$ 1,810
2015	$ 1,448

Note 7 – Notes Receivable

The note receivable total of $163,854 ($160,000 CDN), carries no interest rate, and requires no monthly payments due from a contractor.  The purpose of this note receivable is to supply vault cash to E-Debit’s wholly owned subsidiary Westsphere Systems Inc. (WSI)’s customer-owned ATM equipment and site locations.  Revenue from this note is generated from surcharge transactions at a rate of $0.51 ($0.50 CDN) per transaction.

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

Note 8– Loans Payable

In September 2007, WSI entered into a loan agreement with an initial term of twelve months totaling $102,409 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,033 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  WSI must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan is to supply vault cash to WSI’s customer-owned ATM equipment and site locations.  WSI supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount (see note 7).

As of June 30, 2011, the balance is $102,409 ($100,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as Loans payable.

In November 2007, E-Debit’s subsidiary Westsphere Systems Inc. (WSI) raised $134,155 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,354 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  WSI must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan is to fund the switch development project.  In February 2010, the loan was reduced by $66,566 ($65,000 CDN) to purchase E-Debit’s private offering memorandum of 622,123 common shares at $0.10 per share.

As of June 30, 2011, the balance is $67,589 ($66,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as Loans payable.

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

The Company also has various obligations for auto and equipment leases through 2015.

The Company real estate leases and one auto lease are signed with an affiliated company that is controlled by the Company’s president.

Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2012	$72,662	$14,282
2013	$72,662	$7,307
2014	$12,110	$6,880
2015	$—	$2,293

	June 30,
	2011	2010

Rental expense	$62,099	$94,568

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

In May 2011, E-Debit decided to sell 90 common shares (90%) of the issued and outstanding shares held in its wholly owned subsidiary, Cash Direct Financial Services Ltd. (CDF) at $1.00 per share.  The common shares were sold to a number company that is controlled by the president of E-Debit.  The purchaser agrees that the current outstanding advances made to the company by E-Debit will remain outstanding and owed by the Company to E-Debit.  As a result of the sale transaction, E-Debit remains a 10% shareholder in Cash Direct Financial Services.  The sale transaction will save administration and audit costs to E-Debit.  E-Debit did not restate its financial statements to deconsolidate the CDF subsidiary, as CDF’s balances are immaterial to E-Debit’s consolidated financial statements.  CDF has had no active business activities for the last two years. CDF had total assets and an accumulated deficit of $475 and $15,145, respectively, at April 30, 2011.

The 10% or $10 interest in Cash Direct Financial Services is reflected in the accompanying consolidated balance sheet as investment, at cost.

Other receivable – related parties:

The other receivable – related parties was from the sale transaction of 41% of the subsidiary 1105725 Alberta Ltd. o/s Personal Financial Solutions (PFS) in October 2010 and sale transaction of 90% of the subsidiary Cash Direct Financial Services Ltd. (CDF) in May 2011, and sale transactions to E-Debit’s directors.

The purpose of the sale of the subsidiaries was to save administration and audit costs to E-Debit since PFS and CDF have had no active business activities for the last four years.

The following table summarizes the Company’s others receivable to related parties transactions as at June 30, 2011 and December 31, 2010:

	2011	2010
1105725 Alberta Ltd. o/a Personal Financial Solutions	$38,340	$37,482
Cash Direct Financial Services Ltd.	12,822	-
Accounts receivable – directors	4,444	-

	$55,606	$37,482

 The current outstanding advances are reflected in the accompanying consolidated balance sheet as other receivable – related parties and totaled $55,606 and $37,482, respectively, at June 30, 2011 and December 31, 2010.

Indebtedness to related parties:

The Company expensed $25,499 ($24,675 CDN) during the second quarter of 2011 for consulting and management services to an affiliated company that is controlled by the Company’s president.  This expensed is reflected in the accompanying consolidated Statements of Operations as a Consulting fees.

The following table summarizes the Company’s indebtedness to related parties transactions as at June 30, 2011:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$39,794	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	454,638	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	6,199	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	33,749	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	66,238	Demand loans	8% per annum
A loan advanced from E-Debit’s director for working capital.	48,116	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	34,246	Demand loans	No interest
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	24,649	Demand loans	No interest
Total	$707,629

The indebtedness to related parties consist of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There are no interest attached to a loan advanced from E-Debit’s director of $48,116, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $34,246, and the loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital of $24,649.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

Note 11 – Shareholder loans

The following table summarizes the Company’s shareholder loans transactions as at June 30, 2011:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	56,325	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	145,914	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	45,572	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	51,203	Demand loans	9% per annum
Total	$299,014

E-Debit’s shareholder loans related to cash advance from E-Debit’s vice president total $56,325 and the directors total $145,914 have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans total $96,775 consist of a loan advance from E-Debit’s vice president total $45,572 has an interest rate of 12% per annum with no specific terms of repayment, and a loan advance from a shareholder of $51,203 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

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

On May 27, 2011 the British Columbia Securities Commission issued its Revocation Order revoking the Cease Trade Order issued on December 23, 2010.  As of May 27, 2011 the Company is a reporting issuer across Canada reporting to the BCSC.  As a result the Company issued its notice to the British Columbia Securities Commission on June 7, 2011 to withdraw its “Notice of Appeal and Request for Review and Stay of Cease Trade Order”.

Note 14 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses for the three months ended June 30, 2011 and 2010, and as of June 30, 2011, had a working capital deficit of $1,730,030 and an accumulated deficit of $681,160.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.  Furthermore, the management is in the process of restructuring, reorganization and consolidation of all its operations as a whole in order to save costs.  In addition, there is no demand for payment on the indebtedness to related parties of $707,629 and shareholder loans of $299,014 as these liabilities are owed to internal officers and directors.   Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – June 30, 2011

Plan of Operations

Results of Operations – Three Month Period

During the three (3) month period of operations ended June 30, 2011, E-Debit and its subsidiaries generated a net loss from operations of $284,376, while a net loss from operations of $145,805 was realized for the same period from the previous year.  The increase in net loss of $138,571 over the same period from the previous year was caused by a decrease in gross profit of $114,365, an increase in legal and accounting fees of $19,462, and an increase in interest expenses of $11,243.  The increase in net loss is partially offset against an increase in other income of $15,651 over the same period from the previous year.

The decrease in gross profit was primarily caused by a decrease in residual and interchange income of $138,634 and an increase in other cost of sales of $54,610.  The decrease is partially offset against a decrease in residual and interchange costs of $89,224.

The decrease in residual and interchange income was caused by a decrease in processing of ABM transactions over the same period from the previous year.

The increase in other cost of sales was mainly related to an increase in switching expense of $27,779 and an increase in telephone ATM expense of $19,073.

The increase in interest expense was due to interest charge for the late payment to vendors during the year.

The increase in other income was mainly due to the gain on the sale of 90 common shares (90%) of the issued and outstanding shares held in its wholly owned subsidiary, Cash Direct Financial Services Ltd. in May 2011.  As a result of the sale transaction, E-Debit remains a 10% shareholder in Cash Direct.  The sale transaction will save administration and audit costs to E-Debit since Cash Direct has had no active business activities for the last two years.

To this date, 480 ATM are being processed between three switches. There was no change in operations during the year 2011 as compared to prior year.

Results of Operations – Six Month Period

During the six (6) month period of operations ending June 30, 2011, E-Debit and its subsidiaries generated a net loss from operations of $513,427, while a net loss from operations of $332,196 was realized for the same period from the previous year.  The increase in net loss of $181,231 over the same period from the previous year was mainly caused by a decrease in gross profit of $151,365, an increase in other operating expenses of $20,635, and an increase in interest expenses of $24,641.  The increase in net loss is partially offset against a decrease in travel, delivery and vehicle expenses of $10,429 over the same period from the previous year.

The decrease in gross profit was primarily caused by a decrease in residual and interchange income of $284,886 and an increase in other cost of sales of $37,082.  The decrease is partially offset against a decrease in residual and interchange costs of $183,604.

The decrease in residual and interchange income was caused by a decrease in processing of ABM transactions over the same period from the previous year.

The increase in other cost of sales was mainly related to an increase in switching expense of $17,664 and an increase in telephone ATM expense of $20,260.

The increase in other operating expenses was caused by an increase in rent of $21,805 and an increase in advertising and promotion of $12,676.  The increase is partially offset against a decrease in bad debt expense of $13,604.

The increase in rent was due to the Company leases additional real estate (office and warehouse space) for an “Initial Term” commencing June 1, 2010 on a month to month basis.  The company may renew the Lease on a monthly basis by giving notice to the Landlord not less than thirty (30) days prior to the expiration of the Initial Term.

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

Changes in Financial Position

During the Six (6) month period ending June 30, 2011, total assets increased from $1,681,150 to $1,910,439.  The increase is primarily due to an increase in cash of $51,334, an increase in restricted cash of $121,653, an increase in accounts receivable related parties of $18,124, and an increase in property and equipment – idle of $52,053.  The increase is partially offset against a decrease in prepaid expense and deposit of $11,501.

The increase in restricted cash was mainly caused by the surcharge and interchange settlement owed to customers as of June 30, 2011.  These surcharge and interchange are returned to the customers on July 2, 2011.

The increase in property and equipment - idle was mainly caused by the purchase of computer hardware and software for the switch specifically for communication between ATM to the switch’s server.  At present time the hardware and software are being tested and expect to place it in production by the end of the third quarter.

As of June 30, 2011, E-Debit’s current liabilities consisted of accounts payable of $1,184,465, accrued liabilities of $230,493, loans payable of $169,998, indebtedness to related parties of $707,629, and shareholder loans of $299,014.

Accounts payable and accrued liabilities include a payable of $240,615 for the return of surcharge and interchange; the return of switch vault cash of $604,334; legal and accounting fees of $106,928; switch and hosting fees of $174,071; equipment and supplies of $66,684; accrued vacation payable of $10,924; investors deposits of $54,842; and $156,560 due for consulting services, office expenses and various other general fees and charges.

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $102,409 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,033 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.  The purpose of the loan is to supply vault cash to Vencash’s customer-owned ATM equipment and site locations.  Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount.

As of June 30, 2011, the balance is $102,409 ($100,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $134,155 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,354 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan is to fund the switch development project.  In February 2010, the loan was reduced by $66,566 ($65,000 CDN) to purchase E-Debit’s private offering memorandum of 622,123 common shares at $0.10 per share.

As of June 30, 2011, the balance is $67,589 ($66,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as loans payable.

The following table summarizes the Company’s indebtedness to related parties transactions as at June 30, 2011:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$39,794	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	454,638	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	6,199	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	33,749	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	66,238	Demand loans	8% per annum
A loan advanced from E-Debit’s director for working capital.	48,116	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	34,246	Demand loans	No interest
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	24,649	Demand loans	No interest
Total	$707,629

The indebtedness to related parties consist of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There are no interest attached to a loan advanced from E-Debit’s director of $48,116, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $34,246, and the loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital of $24,649.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

The following table summarizes the Company’s shareholder loans transactions as at June 30, 2011:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	56,325	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	145,914	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	45,572	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	51,203	Demand loans	9% per annum
Total	$299,014

E-Debit’s shareholder loans related to cash advance from E-Debit’s vice president total $56,325 and the directors total $145,914 have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans total $96,775 consist of a loan advance from E-Debit’s vice president total $45,572 has an interest rate of 12% per annum with no specific terms of repayment, and a loan advance from a shareholder of $51,203 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Shareholders’ deficit as of June 30, 2011 was negative $681,160, inclusive of an accumulated loss from operations of $4,970,506, as compared to shareholders deficit of $205,349 as of December 31, 2010. The increase in shareholders’ deficit of $475,811 was primarily due to a decrease in accumulated other comprehensive income of $3,134 and the current year deficit of $513,427.  The increase in shareholders’ deficit is partially offset against the issuance of common stock of $40,750.

As of June 30, 2011, E-Debit raised $191,126 cash advance from directors and officers to support the switch operations and general and administrative costs.

As of June 30, 2011, E-Debit raised $40,750.  $40,750 was raised through stock award plan and issued 2,910,714 common shares at $0.014 per share.

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

Total issued and outstanding share capital as of August 6, 2011 was 92,324,344 common shares and 70,855,900 preferred shares as of August 8, 2011.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2011, the Company had working capital deficit of $1,730,030 and Stockholders' Deficit of $681,160 compared with working capital deficit of $1,223,705 and Stockholders' Deficit of $205,349 as of December 31, 2010.  The Company’s working capital deficit has increased principally as a result of an increase in accounts payable of $372,621, an increase in shareholder loans of $62,000, and indebtedness to related parties of $270,276.  The increase in working capital deficit is partially offset against the increase in cash of $51,334 and restricted cash of $121,653.

The increase in shareholder loans and indebtedness to related parties are from E-Debit’s directors and officers advanced deposits to support E-Debit operations.

Stockholders' Deficit increased as a result of a net loss for the six (6) months ended June 30, 2011 of $513,427 and a decrease in accumulated other comprehensive income of $3,134.  The decrease in shareholders’ deficit is partially offset against an increase in issuance of common stock of $40,750.

The Company’s consolidated operations during the six (6) month period resulted in the used of net cash of $101,768, compared to the provided of net cash in the amount of $216,883 during the same period from the previous year. The increase in the use of net cash flow from operations was the result of an increase in net loss from operations of $181,231, a decrease in other non-cash transactions of $399,459, an increase in restricted cash of $110,057, and an increase in accounts receivable of $61,331.  The increase in the use of net cash is partially offset against an increase in accounts payable and accrued liabilities of $409,005.

Investing activities during the six (6) month period resulted in the used of net cash of $40,335, which was caused by the purchase of equipment.

Financing activities during the six (6) month period resulted in the provided of net cash of $177,966, which was caused by the cash advances from directors and officers to support the switch operations and general and administrative costs of $191,126.  The net cash provided by is partially offset against a repayment of loans to directors and officers of $13,160.

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

Furthermore, there is no demand for payment on the indebtedness to relate parties of $707,629 and shareholders’ loan of $299,014 as these liabilities are owed to internal officers and directors. E-Debit believes that the investment from related parties, outside investors, and private offering memorandum will continue to produce sufficient ongoing funding to meet its current and future financial requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2011 (the “Evaluation Date”).

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

31.1    Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2    Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1    Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350

32.2    Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350

101     Interactive Data Files

E-DEBIT GLOBAL CORPORATION

Date: August 12, 2011	By:	/s/ Douglas MacDonald
	Name:	Douglas MacDonald
	Title:	President

Date: August 12, 2011	By:	/s/ Kim Law
	Name:	Kim Law
	Title:	Principal Financial Officer and Accounting Officer