Form 10-Q
period 2011-09-30
E-Debit Global Corp.
filed 2011-11-14
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 3, 2011, there were 95,249,344 outstanding shares of the Registrant's Common Stock, no par value and 70,855,900 shares of Preferred Stock, no par value

E-DEBIT GLOBAL CORPORATION

INDEX TO THE FORM 10-Q

For the quarterly period ended September 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Balance Sheet

ASSETS	September 30, 2011 (Unaudited)	December 31, 2010 (Restated)
CURRENT ASSETS
Cash	$64,386	$—
Restricted cash	536,680	482,681
Accounts receivable net of allowance for doubtful accounts of $1,894 and $902	76,409	41,773
Other receivable – related parties	11,394	37,482
Inventory	16,280	78,536
Prepaid expense and deposit	8,976	22,322
Total current assets	714,125	662,794

Property and equipment, net of depreciation	148,100	183,450
Property and equipment, idle	390,898	376,113
Investment, at cost	20	10
Note receivable	153,713	160,010
Intangible Assets, net of amortization	101,949	124,853

Total assets	$1,508,805	$1,507,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$—	$20,918
Accounts payable	1,058,958	811,844
Accrued liabilities	168,328	213,360
Loans payable	159,476	166,010
Indebtedness to related parties	845,117	437,353
Shareholder loans	279,813	237,014
Total current liabilities	2,511,692	1,886,499

Total liabilities	2,511,692	1,886,499

STOCKHOLDERS’ DEFICIT
Preferred stock – authorized 75,000,000 shares, no par value, 70,855,900 shares issued and outstanding at September 30, 2011 and 70,855,900 at December 31, 2010	1,400,855	1,400,855
Common stock - authorized 500,000,000 shares, no par value; 95,249,344 shares issued and outstanding at September 30, 2011 and 89,413,630 at December 31, 2010	2,051,570	1,969,870
Additional paid-in capital	624,791	624,791
Accumulated other comprehensive income	131,868	82,294
Accumulated deficit	(5,211,971)	(4,457,079)
Total stockholders’ deficit	(1,002,887)	(379,269)

Total liabilities and stockholders’ Deficit	$1,508,805	$1,507,230

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Operations
For the Nine Months Ended September 30,
(Unaudited)

	2011	2010
Revenue -
Equipment and supplies	$20,229	$7,674
Residual and interchange income	2,534,018	2,931,712
Other	35,719	55,057
Total revenue	2,589,966	2,994,443

Cost of sales -
Equipment and supplies	81,741	7,089
Residual and interchange costs	1,723,160	2,017,221
Other	465,699	407,737
Total cost of sales	2,270,600	2,432,047

Gross profit	319,366	562,396

Operating expenses -
Depreciation and amortization	59,014	58,238
Consulting fees	148,736	128,406
Legal and accounting fees	57,246	51,426
Salaries and benefits	413,955	440,305
Stock-based compensation	—	304,345
Travel, delivery and vehicle expenses	40,236	52,764
Other	322,810	264,731
Total operating expenses	1,041,997	1,300,215

(-Loss-) from operations	(722,631)	(737,819)

Other income (expense) -
Other income	73,956	22,037
Interest income	—	10
Interest expense	(106,217)	(62,320)
Net (-loss-) before income taxes	(754,892)	(778,092)

Provision for income taxes	—	—

Net (-loss-)	$(754,892)	$(778,092)

Basic net (-loss-) per common share	$(0.01)	$(0.02)
Weighted number of shares outstanding	92,974,344	45,414,268

Other comprehensive income (loss) -
Net (-loss-)	$(754,892)	$(778,092)
Foreign currency translation adjustment	49,574	(18,434)
Total comprehensive (-loss-)	$(705,318)	$(796,526)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Operations
For the three Months Ended September 30,
(Unaudited)

	2011	2010
Revenue -
Equipment and supplies	$6,439	$995
Residual and interchange income	892,726	1,005,534
Other	16,339	25,490
Total revenue	915,504	1,032,019

Cost of sales -
Equipment and supplies	67,108	2,381
Residual and interchange costs	585,018	695,475
Other	154,065	133,185
Total cost of sales	806,191	831,041

Gross profit	109,313	200,978

Operating expenses -
Depreciation and amortization	19,780	20,830
Consulting fees	48,850	42,403
Legal and accounting fees	13,531	8,615
Salaries and benefits	123,323	141,077
Stock-based compensation	—	304,345
Travel, delivery and vehicle expenses	7,700	9,799
Other	136,203	98,759
Total operating expenses	349,387	625,828

(-Loss-) from operations	(240,074)	(424,850)

Other income (expense) -
Other income	38,911	—
Interest income	—	—
Interest expense	(40,302)	(21,046)
Net (-loss-) before income taxes	(241,465)	(445,896)

Provision for income taxes	—	—

Net (-loss-)	$(241,465)	$(445,896)

Basic net (-loss-) per common share	$(0.00)	$(0.01)
Weighted number of shares outstanding	94,274,344	71,971,048

Other comprehensive income (loss) -
Net (-loss-)	$(241,465)	$(445,896)
Foreign currency translation adjustment	52,708	(1,850)
Total comprehensive (-loss-)	$(188,757)	$(447,746)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

						Foreign
					Additional	Currency
	Preferred Stock		Common Stock		Paid-in	Translation	Accumulated
	Shares	Amount	Shares	Amount	Capital	Adjustment	(Deficit)	Total
Balance, December 31, 2010 (Restated)	70,855,900	$1,400,855	89,413,630	$1,969,870	$624,791	$82,294	$(4,457,079)	$(379,269)

Exercise of options to officers for settlement of debts – related parties	—	—	1,125,000	15,750	—	—	—	15,750

Exercise of options to a director for settlement of debts – related parties	—	—	1,785,714	25,000	—	—	—	25,000

Exercise of options to consultants for settlement of debts – related parties	—	—	2,925,000	40,950	—	—	—	40,950

Net loss for the nine months ended September, 2011	—	—	—	—	—	49,574	(754,892)	(705,318)
Balance, September 30, 2011	70,855,900	$1,400,855	95,249,344	$2,051,570	$624,791	$131,868	$(5,211,971)	$(1,002,887)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net (loss) income from operations	$(754,892)	$(778,092)
Reconciling adjustments -
Depreciation and amortization	59,014	58,238
Stock-based compensation	—	304,345
Impairment of inventory and receivable	109,212	—
Changes in operating assets and liabilities
Restricted cash	(53,999)	59,863
Accounts receivable	(56,544)	36,638
Inventory	1,040	(21,393)
Prepaid expenses and other	13,346	(10,309)
Cash overdraft	(20,918)	(22,910)
Other	(247)	(13,062)
Accounts payable and accrued liabilities	459,461	(142,894)
Net cash (used for) provided by operations	(244,527)	(529,576)

Cash flows from investing activities:
Purchase of equipment	(15,545)	(52,927)
Disposal of equipment	—	4,510
Net cash (used for) provided by investing activities	(15,545)	(48,417)

Cash flows from financing activities:
Private offering	—	97,442
Proceeds from loans	317,725	457,353
Repayments of loans	(42,841)	—
Net cash provided by financing activities	274,884	554,795

Foreign currency translation adjustment	49,574	58,069
Net change in cash and cash equivalents	64,386	34,871
Cash at beginning of year	—	—
Cash at end of year	$64,386	$34,871

Supplemental schedules:
Cash paid for interest	$57,462	$50,400
Cash paid for income taxes	$—	$—
Noncash investing and financing activities
Shares issued for the settlement of debt	$81,700	$990,290
Shares issued for card management systems	$—	$363,636

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010
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

The Company’s primary business is the sale and operation of cash vending (ATM) and point of sale (POS) machines in Canada.

Summary of ATM’s and POS’s sold and related gross profits during the years ended December 31, 2010 and for the nine months ended September 30, 2011:

	# of sale	Gross Profit
December 31, 2010

ATMs	8	$3,067
POS	-	$-

September 30, 2011

ATMs	7	$2,066
POS	-	$-

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income — Presentation of Comprehensive Income (ASU 2011-05).  This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, amongst other things.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  These amendments are effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively.  This ASU will not have a material effect on the Company’s financial position or results of operations.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Note 3 - Restatement of Consolidated Financial Statements

The balance sheet as of December 31, 2010 is being restated to correct the accounting treatment previously reported in connection with the item described below, and reported in Form 10-K for the year ended December 31, 2010.

In June 2010, the Company purchased a card management system from a third party in exchange for 26,877,780 shares of the Company’s common stock.  Management had originally determined that the fair value of the card management system was $537,556.  In the third quarter of 2011, management recalculated the fair value of the card management system to be $363,636.

A summary of the changes to the financial statements as of December 31, 2010 is shown below:

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2010
	Previously Reported	Adjustment	Restated (Unaudited)
Current assets	$662,794	$-	$662,794
Property and equipment, net of depreciation	183,450	-	183,450
Property and equipment – idle	550,033	(173,920)	376,113
Investment at cost	10	-	10
Note receivable	160,010	-	160,010
Intangible assets, net of amortization	124,853	-	124,853
Total assets	$1,681,150	$(173,920)	$1,507,230

Current liabilities	$1,886,499	$-	$1,886,499
Long term debt	-	-	-
Stockholders’ (deficit)	(205,349)	(173,920)	(379,269)
Total liabilities and stockholders’ (deficit)	$1,681,150	$(173,920)	$1,507,230

Note 4 - Restricted cash

The Company relies on a contractual agreement with Moneris Solution Corporation to settle daily ATM vault cash dispensements throughout our ATM Network into our bank account.  The ATM vault cash will be settled to the cash owners within 24 hours turn around.

Note 5 - Accounts Receivable

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

	September 30, 2011	December 31, 2010
Accounts Receivable
Equipment	$402	$-
Services	620	19,752
Others	77,281	22,963
	78,303	42,675

Less: Allowance for doubtful accounts	(1,894)	(902)
	$76,409	$41,773

The bad debt expense for the nine months ended September 30, 2011 and September 30, 2010 totaled $5,177 and $19,242, respectively.  The bad debt is reflected in the accompanying consolidated Statements of Operations as Other operating expenses.

Note 6 – Inventory

Inventory consists of the following elements:

	Quantity	Cost
ATM	29	$15,199
Parts and accessories	231	1,081
Total		$16,280

Inventories are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Note 7 – Property and Equipment

Property and equipment in service consists of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value	Depreciation Rate and Method
December 31, 2010 -
Office furniture and equipment	$65,355	$26,945	$38,410	20% DB
Computer hardware and software	133,694	108,921	24,773	30% DB
ATM machines	182,017	65,178	116,839	30% DB
Other	8,428	5,000	3,428	Various
	$389,494	$206,044	$183,450
September 30, 2011 -
Office furniture and equipment	$59,626	$28,765	$30,861	20% DB
Computer hardware and software	128,432	110,824	17,608	30% DB
ATM machines	179,327	82,415	96,912	30% DB
Other	8,097	5,378	2,719	Various
	$375,482	$227,382	$148,100

There are no leased ATMs included in the Company’s property and equipment for the nine months ended September 30, 2011 and for the year ended December 31, 2010.

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  All components of property and equipment are being depreciated or amortized.  Depreciation and amortization expense for the nine months ended September 30, 2011 and September 30, 2010 totaled $59,014 and $58,238, respectively.

Property and equipment, idle consists of the following elements:

Cost
December 31, 2010 -
Computer hardware and software	$376,113
$376,113
September 30, 2011 -
Computer hardware and software	$390,898
$390,898

The property and equipment, idle was related to the purchase of computer hardware and software for the card management systems in June 2010.  The software and computer hardware was purchased as a turnkey operating system which focused on a loyalty based platform.  As of September 30, 2011, the system is being expanded from its loyalty based platform to cash based platform.  The Company is expecting the expansion of the systems to be completed by the second quarter of 2012.

Note 8 – Deferred Costs/Intangible Assets

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

The Company determined that it would be more appropriate to capitalize the development costs instead of expensing them as incurred.  The Company’s decision was based on the criteria that ACI has established the technological feasibility for the software to provide a solution for ATM and POS transaction acquiring which is called ACI ‘Base 24 On Demand’ (AOD) and where all research and development activities for the other components of the product or process have been completed by them.  E-Debit was working with ACI to setup specific requirements as set out by WSI which will support WSI ATM and POS devices, debit and credit transactions processing, and card management requirement that is unique and scalable to WSI’s current and future requirements and not shared with other ACI customers.

The development costs commenced in 2007 and were capitalized as deferred costs.  The Company is amortizing these costs over its expected life.

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

Depreciation is calculated using a declining balance method.

Intangible assets consist of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value	Depreciation Rate and Method
December 31, 2010 -
License – ACI	$167,846	$60,423	$107,423	20% DB
Patent	15,000	13,975	1,025	20% DB
License – Paragon	18,227	$1,822	16,405	20% DB
	$201,073	$76,220	$124,853
September 30, 2011 -
License – ACI	$161,240	$73,525	$87,715	20% DB
Patent	14,410	13,571	839	20% DB
License – Paragon	17,510	$4,115	13,395	20% DB
	$193,160	$91,211	$101,949

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  Depreciation and amortization expense of intangible assets for the nine months ended September 30, 2011 and September 30, 2010 totaled $19,162 and $13,961, respectively.  This depreciation and amortization expense was part of the totals which are reflected in the accompanying consolidated statements of operations as Depreciation and amortization.

Expected future depreciation and amortization of the intangible assets are as follows:

Year	Amount
2012	$46,847
2013	$46,847
2014	$1,810
2015	$1,448

Note 9 – Notes Receivable

The note receivable total of $153,713 ($160,000 CDN), carries no interest rate, and requires no monthly payments due from a contractor.  The purpose of this note receivable is to supply vault cash to E-Debit’s wholly owned subsidiary Westsphere Systems Inc. (WSI)’s customer-owned ATM equipment and site locations.  Revenue from this note is generated from surcharge transactions at a rate of $0.52 ($0.50 CDN) per transaction.

WSI supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.  WSI has subcontracted an armored car service to deliver vault cash to these site locations.  The armored car company is accountable for the rotation of the cash.  The Company is secured with a note receivable where the Company can demand funds be returned at anytime.

This note receivable is reflected in the accompanying consolidated balance sheet as note receivable.

Note 10– Loans Payable

In September 2007, WSI entered into a loan agreement with an initial term of twelve months totaling $96,070 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,022 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  WSI must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan is to supply vault cash to WSI’s customer-owned ATM equipment and site locations.  WSI supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount (see note 7).

As of September 30, 2011, the balance is $96,070 ($100,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as Loans payable.

In November 2007, E-Debit’s subsidiary Westsphere Systems Inc. (WSI) raised $125,851 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,339 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  WSI must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan is to fund the switch development project.  In February 2010, the loan was reduced by $62,445 ($65,000 CDN) to purchase E-Debit’s private offering memorandum of 622,123 common shares at $0.10 per share.

As of September 30, 2011, the balance is $63,406 ($66,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as Loans payable.

Note 11 – Commitments and Contingencies

The Company leases real estate (office and warehouse space) under non-cancellable operating leases that expire on varying dates through 2014.

The Company leases additional real estate (office and warehouse space) for an “Initial Term” commencing June 1, 2010 on a month to month basis.  The company may renew the Lease on a monthly basis by giving notice to the Landlord.

The Company also has various obligations for auto and equipment leases through 2016.

The Company real estate leases and one auto lease are signed with an affiliated company that is controlled by the Company’s president.

Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2012	$73,264	$17,817
2013	$73,264	$12,013
2014	$12,211	$11,583
2015	$—	$6,953
2016	$—	$2,319

	September 30,
	2011	2010
Rental expense	$83,475	$94,568

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

Note 12 – Related Party

Investment, at cost:

In October 2010, E-Debit decided to sell 41 common shares (41%) of the issued and outstanding shares held in its wholly owned subsidiary, 1105725 Alberta Ltd. o/a Personal Financial Solutions (PFS) at $1.00 per share.  The common shares were sold to a number company that is controlled by an officer of E-Debit.  The purchaser agrees that the current outstanding advances made to the company by E-Debit will remain outstanding and owed by the related party to E-Debit.  As a result of the sale transaction, E-Debit remains a 10% shareholder in Personal Financial Solutions.  The sale transaction will save administration and audit costs to E-Debit.  E-Debit did not restate its financial statements to deconsolidate the PFS subsidiary, as PFS’s balances are immaterial to E-Debit’s consolidated financial statements.  PFS has had no active business activities for the last four years. PFS had total assets and an accumulated deficit of $497 and $37,826, respectively, at December 31, 2010.

The 10% or $10 interest in Personal Financial Solutions is reflected in the accompanying consolidated balance sheet as investment, at cost.

In May 2011, E-Debit decided to sell 90 common shares (90%) of the issued and outstanding shares held in its wholly owned subsidiary, Cash Direct Financial Services Ltd. (CDF) at $1.00 per share.  The common shares were sold to a number company that is controlled by the president of E-Debit.  The purchaser agrees that the current outstanding advances made to the company by E-Debit will remain outstanding and owed by the related party to E-Debit.  As a result of the sale transaction, E-Debit remains a 10% shareholder in Cash Direct Financial Services.  The sale transaction will save administration and audit costs to E-Debit.  E-Debit did not restate its financial statements to deconsolidate the CDF subsidiary, as CDF’s balances are immaterial to E-Debit’s consolidated financial statements.  CDF has had no active business activities for the last two years. CDF had total assets and an accumulated deficit of $475 and $15,145, respectively, at April 30, 2011.

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

The purpose of the sale of the subsidiaries was to save administration and audit costs to E-Debit since PFS and CDF have had no active business activities for the last four years.  As of September 30, 2011, the Company setup as allowance for doubtful collections of $47,996 for the related parties receivables as the repayment of the receivables was unknown.

The following table summarizes the Company’s others receivable to related parties transactions as at September 30, 2011 and December 31, 2010:

	2011	2010
1105725 Alberta Ltd. o/a Personal Financial Solutions	$35,968	$37,482
Cash Direct Financial Services Ltd.	12,028	-
Accounts receivable – directors	11,394	-
	$59,390	$37,482
Less: Allowance for doubtful accounts	$(47,996)	$-
	$11,394	$37,482

The current outstanding advances are reflected in the accompanying consolidated balance sheet as other receivable – related parties and totaled $11,394 and $37,482, respectively, at September 30, 2011 and December 31, 2010.

Indebtedness to related parties:

The Company expensed $25,230 ($24,675 CDN) during the third quarter of 2011 for consulting and management services to an affiliated company that is controlled by the Company’s president.  This expensed is reflected in the accompanying consolidated Statements of Operations as a Consulting fees.

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

The following table summarizes the Company’s indebtedness to related parties’ transactions as at September 30, 2011:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$41,402	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	540,763	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	2,844	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	31,094	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	66,043	Demand loans	8% per annum
A loan advanced from E-Debit’s director for working capital.	91,599	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	32,127	Demand loans	No interest
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	39,245	Demand loans	No interest
Total	$845,117

The indebtedness to related parties consists of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There is no interest attached to a loan advanced from E-Debit’s director of $91,599, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $32,127, and the loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital of $39,245.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

Note 13 – Shareholder loans

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

The following table summarizes the Company’s shareholder loans transactions as at September 30, 2011:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	52,838	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	136,189	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	42,751	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	48,035	Demand loans	9% per annum
Total	$279,813

E-Debit’s shareholder loans related to cash advances from E-Debit’s vice president total $52,838, and advances from the directors total $136,189, and have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans totaling $90,786 consist of a loan advance from E-Debit’s vice president of $42,751 with an interest rate of 12% per annum and no specific terms of repayment, and a loan advance from a shareholder of $48,035 with an interest rate of 9% per annum and no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Note 14 – Shareholder’s Deficit

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

In August 2011, three consultants exercised their options of 2,925,000 common shares at $0.014 per share for a total of $40,950.  The issuance of 2,925,000 shares was issued as the settlement of $40,950 of debt owed to an affiliated company that is controlled by the Company’s president.

Note 15 - Stock Based Compensation

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

Following is a table of outstanding options and changes during 2011 and 2010:

	Employee Options *	Non-Employee Options *	Weighted Average Exercise Price *	Aggregate Intrinsic Value
Options Outstanding, December 31, 2009	19,747,625	3,700,000	$0.07	$0
Options granted in 2010	4,400,000	650,000	$0.07	—
Options exercised in 2010	(7,650,000)	(2,425,000)	$0.01	—
Options cancelled in 2010	(847,625)	—	$0.01	—
Options Outstanding, December 31, 2010	15,650,000	1,925,000	$0.07	$0
Options granted in 2011	—	2,925,000	$0.01	—
Options exercised in 2011	(2,910,714)	(2,925,000)	$0.01	—
Options cancelled in 2011	(2,925,000)	—	$0.01	—
Options Outstanding, September 30, 2011	9,814,286	1,925,000	$0.08	$0
Options Exercisable, September 30, 2011	9,814,286	1,925,000	$0.08	$0

All outstanding options vest immediately.

*Restated to reflect 5 to 1 stock split effective November 15, 2010

If not previously exercised or canceled, options outstanding at September 30, 2011 will expire as follows:

	Range of Exercise Prices		Number of Shares	Weighted Average Exercise Price
	High	Low
January 26, 2015	0.01	0.01	7,339,286	0.01
August 15, 2015	0.20	0.20	4,400,000	0.20

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

In August 2011, 2,925,000 stock options were granted to certain consultants under the Stock Award Plan at an exercise price of $0.014 per share.  The options vested on the date of grant and expire on January 26, 2015.

Note 16 – Cease Trade Order in British Columbia Securities Commission, Canada

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

Note 17 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses for the three months ended September 30, 2011 and 2010, and as of September 30, 2011, had a working capital deficit of $1,797,567 and an accumulated deficit of $1,002,887.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.  Furthermore, the management is in the process of restructuring, reorganization and consolidation of all its operations as a whole in order to save costs.  In addition, there is no demand for payment on the indebtedness to related parties of $845,117 and shareholder loans of $279,813 as these liabilities are owed to internal officers and directors.   Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – September 30, 2011

Plan of Operations

Results of Operations – Three Month Period

During the three (3) month period of operations ended September 30, 2011, E-Debit and its subsidiaries generated a net loss from operations of $241,465, while a net loss from operations of $445,896 was realized for the same period from the previous year.  The decrease in net loss of $204,431 over the same period from the previous year was mainly caused by a decrease in stock-based compensation of $304,345, a decrease in salaries and benefits of $17,754, and an increase in other income of $38,911.  The decrease in net loss is partially offset against a decrease in gross profit of $91,665, an increase in other operating expenses of $37,444, and an increase in interest expense of $19,256 over the same period from the previous year.

The decrease in stock-based compensation expense of $304,345 was related to the Company’s 2010 Option Grant to the Directors of the company, at a duly called Shareholder meeting on March 27, 2010.  The stock-based compensation expense was determined by using the Black Scholes calculation.

The decrease in salaries and benefits was caused by an elimination of four positions during year 2011: An account manager, a programmer, a sales consultant, and a junior accountant.

The increase in other income was mainly related to the forgiveness of debt owed to the Company’s former auditor.

The decrease in gross profit of $91,665 was primarily caused by a decrease in residual and interchange income of $112,808, an increase in equipment and supplies cost of sales of $64,727, and an increase in other cost of sales of $20,880.  The decrease is partially offset against a decrease in residual and interchange costs of $110,457.

The decrease in residual and interchange income was caused by a decrease in processing of ABM transactions over the same period from the previous year.

The increase in equipment and supplies cost of sales was mainly caused by the $61,216 write off of inventory that became obsolete in 2011.

The increase in other cost of sales was mainly related to an increase in telephone ATM expense of $26,574 and partially offset against a decrease in switching expense of $5,490.

The increase in other operating expenses was mainly related to an increase in bad debt expense of $50,622.  The increase is partially offset against a decrease in repairs and maintenance of $7,665, and a decrease in telephone of $2,726 over the same period from the previous year.

The increase in bad debt expense was caused by the Company setup the allowance for doubtful accounts for other receivable - related parties as the repayment of the receivables were unknown.

The increase in interest expense was due to interest charges for the late payments to vendors during the year.

As of November 3, 2011, 510 ATM are being processed between three switches. There was no change in operations during the year 2011 as compared to prior year.

Results of Operations – Nine Month Period

During the nine (9) month period of operations ending September 30, 2011, E-Debit and its subsidiaries generated a net loss from operations of $754,892, while a net loss from operations of $778,092 was realized for the same period from the previous year.  The decrease in net loss of $23,200 over the same period from the previous year was mainly caused by a decrease in salaries and benefits of $26,350, a decrease in stock-based compensation of $304,345, and an increase in other income of $51,919.  The decrease in net loss is partially offset against a decrease in gross profit of $243,030, an increase in other operating expenses of $58,079, and an increase in interest expense of $43,897 over the same period from the previous year.

The decrease in salaries and benefits was caused by an elimination of four positions during year 2011: An account manager, a programmer, a sales consultant, and a junior accountant.

The decrease in stock-based compensation expense of $304,345 was related to the Company 2010 Option Grant to the Directors of the company, at a duly called Shareholder meeting on March 27, 2010. The stock-based compensation expense was determined by using the Black Scholes calculation.

The increase in other income was mainly related to the forgiveness of debt owed to the Company former auditor.

The decrease in gross profit of $243,030 was primarily caused by a decrease in residual and interchange income of $397,694, an increase in equipment and supplies cost of sales of $74,652, and an increase in other cost of sales of $57,962.  The decrease is partially offset against a decrease in residual and interchange costs of $294,061.

The decrease in residual and interchange income was caused by a decrease in processing of ABM transactions over the same period from the previous year.

The increase in equipment and supplies cost of sales was mainly caused by the $61,216 write off of inventory that became obsolete in 2011.

The increase in other cost of sales was mainly related to an increase in telephone ATM expense of $46,834 and an increase in switching expense of $12,174.

The increase in other operating expenses was mainly related to an increase in advertising of $12,687, an increase in bad debt expense of $37,018, and an increase in rent of $16,858.  The increase is partially offset against a decrease in insurance and license of $5,081, a decrease in repairs and maintenance of $5,313, and a decrease of telephone of $4,026.

The increase in interest expense was due to interest charges for the late payments to vendors during the year.

E-Debit and its subsidiaries currently did not generate sufficient revenues to meet overhead needs.  This is due to E-Debit switch operations which was launched in January 2009 and commencing rollover of ATMs to process all transactions.  The switch operations currently did not generate sufficient revenue to cover its expenses.  In addition, E-Debit continues experiencing a steady decrease in gross profit.  Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases.  However, no assurance can be given that the Company will be successful in raising additional capital.

E-Debit believes that the continued investment from related parties and outside investors will continue to produce sufficient ongoing funding to meet its current and future financial requirements.

In order to meet its growth plan, E-Debit will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. E-Debit believes that it will continue as a going concern with the present revenues from its subsidiary Westsphere Systems Inc. and loans advanced by the related parties but it would be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Westsphere Systems Inc.

Changes in Financial Position

During the Nine (9) month period ending September 30, 2011, total assets increased from $1,507,230 to $1,508,805.  The increase is primarily due to an increase in cash of $64,386 and an increase in restricted cash of $53,999.  The increase is partially offset against a decrease in other receivable – related parties of $26,088, a decrease in inventory of $62,256 and a decrease in prepaid expense and deposit of $13,346.

The increase in restricted cash was mainly caused by the surcharge and interchange settlement owed to customers as of September 30, 2011.  These surcharge and interchange settlements were returned to the customers on October 3, 2011.

The decrease in other receivable – related parties was mainly caused by the Company recording an allowance for doubtful accounts for other receivable - related parties as the repayment of these receivables was unknown.

The decrease in inventory was caused by the $61,216 write off inventory that became obsolete in 2011.

As of September 30, 2011, E-Debit’s current liabilities consisted of accounts payable of $1,058,958, accrued liabilities of $168,328, loans payable of $159,476, indebtedness to related parties of $845,117, and shareholder loans of $279,813.

Accounts payable and accrued liabilities include a payable of $240,070 for the return of surcharge and interchange; the return of switch vault cash of $539,956; legal and accounting fees of $69,366; switch and hosting fees of $104,501; equipment and supplies of $76,947; accrued vacation payable of $7,789; investors deposits of $5,078; and $183,579 due for consulting services, office expenses and various other general fees and charges.

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $96,070 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,022 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.  The purpose of the loan is to supply vault cash to Vencash’s customer-owned ATM equipment and site locations.  Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount.

As of September 30, 2011, the balance is $96,070 ($100,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $125,851 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,339 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan was to fund the switch development project.  In February 2010, the loan was reduced by $62,445 ($65,000 CDN) in exchange for 622,123 common shares at $0.10 per share.

As of September 30, 2011, the balance is $63,406 ($66,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as loans payable.

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

The following table summarizes the Company’s indebtedness to related parties transactions as at September 30, 2011:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$41,402	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	540,763	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	2,844	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	31,094	emand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	66,043	Demand loans	8% per annum
A loan advanced from E-Debit’s director for working capital.	91,599	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	32,127	Demand loans	No interest
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	39,245	Demand loans	No interest
Total	$845,117

The indebtedness to related parties consists of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There is no interest attached to a loan advanced from E-Debit’s director of $91,599, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $32,127, and the loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital of $39,245.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

The following table summarizes the Company’s shareholder loans transactions as at September 30, 2011:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	52,838	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	136,189	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	42,751	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	48,035	Demand loans	9% per annum
Total	$279,813

E-Debit’s shareholder loans related to cash advances from E-Debit’s vice president total $52,838, and advances from the directors total $136,189, and have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans totaling $90,786 consist of a loan advance from E-Debit’s vice president of $42,751 with an interest rate of 12% per annum and no specific terms of repayment, and a loan advance from a shareholder of $48,035 with an interest rate of 9% per annum and no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Shareholders’ deficit as of September 30, 2011 was negative $1,002,887, including an accumulated loss from operations of $5,211,971, as compared to shareholders deficit of $379,269 as of December 31, 2010. The increase in shareholders’ deficit of $623,618 was primarily due to the current year deficit of $754,892.  The increase in shareholders’ deficit is partially offset against the issuance of common stock of $81,700 and an increase in accumulated other comprehensive income of $49,574.

As of September 30, 2011, E-Debit raised $317,725 cash advance from directors and officers to support the switch operations and general and administrative costs.

During the nine months ended September 30, 2011, the Company issued 5,835,714 shares from the Stock Award Plan as settlement of $81,700 of debt owed to related parties.  The following table summarizes the Stock Award Plan transactions:

Stock Award Plan

	Month	Common Shares*	$ per share	Settlement of Debt – Related Parties
Exercise of options to a director for settlement of debts owed to a director	January 2011	1,785,714	$0.014	$25,000
Exercise of options to an officer for settlement of debts owed to a company that is controlled by the Company’s president	January 2011	1,125,000	$0.014	$15,750
Exercise of options to consultants for settlement of debts owed to a company that is controlled by the Company’s president	August 2011	2,925,000	$0.014	$40,950
Total		5,835,714		$81,700

Total issued and outstanding share capital as of November 3, 2011 was 95,249,344 common shares and 70,855,900 preferred shares.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2011, the Company had a working capital deficit of $1,797,567 and Stockholders' Deficit of $1,002,887 compared with a working capital deficit of $1,223,705 and Stockholders' Deficit of $379,269 as of December 31, 2010.  The Company’s working capital deficit has increased principally as a result of an increase in accounts payable of $247,114, an increase in shareholder loans of $42,799, and indebtedness to related parties of $407,764.  The increase in working capital deficit is partially offset against the increase in cash of $64,386 and restricted cash of $53,999.

The increase in shareholder loans and indebtedness to related parties are from E-Debit’s directors and officers advances of working capital to support E-Debit operations.

Stockholders' Deficit increased as a result of a net loss for the nine (9) months ended September 30, 2011 of $754,892.  The increase in shareholders’ deficit is partially offset against an increase in issuance of common stock of $81,700 and an increase in accumulated other comprehensive income of $49,574.

The Company’s consolidated operations during the nine (9) month period resulted in the use of net cash of $244,527, compared to the use of net cash in the amount of $529,576 during the same period from the previous year. The increase in the use of net cash flow from operations was primarily the result of a decrease in stock-based compensation of $304,345 and an increase in accounts payable and accrued liabilities of $602,355.

Investing activities during the nine (9) month period resulted in the use of net cash of $15,545, which was caused by the purchase of equipment.

Financing activities during the nine (9) month period resulted in the provision of net cash of $274,884, which was primarily caused by the cash advances from directors and officers to support the switch operations and general and administrative costs, offset by a repayment of loans to directors and officers of $42,841.

Liquidity

E-Debit and its subsidiaries currently do not generate sufficient revenues to meet overhead needs.  This is due to E-Debit switch operations which was launched in January 2009 and commencing rollover of ATMs to process all transactions.  The switch operations currently do not generate sufficient revenue to cover it expenses.  The shortages of funds recurring losses, and stockholders’ deficit raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Furthermore, there is no demand for payment on the indebtedness to relate parties of $845,117 and shareholders’ loan of $279,813 as these liabilities are owed to internal officers and directors. E-Debit believes that the investment from related parties, outside investors, and private offering memorandum will continue to produce sufficient ongoing funding to meet its current and future financial requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2011 (the “Evaluation Date”).

Based on such evaluation, Messrs. Mac Donald and Law have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.  Moreover, there were no significant changes in internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting during the three months ended September 30, 2011.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no changes since the filing of the 10K on December 31, 2010.

ITEM 1A. RISK FACTORS      N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no changes since the filing of the 10K on December 31, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.01  CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANTS

On August 22, 2011, the Company previous independent accountant, Cordovano & Honeck (hereafter “C&H”), was dismissed.  The dismissal was approved by the board of directors as the Company does not have a separate audit committee.

The report of C&H regarding the Company’s financial statements for the fiscal years ended December 31, 2009 and 2010 did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company's ability to continue as a going concern.

During the year ended December 31, 2010 and during the period from the end of the most recently completed fiscal quarter through to August 23, 2011, the date of dismissal, there were no disagreements with C&H on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of C&H would have caused it to make reference to the subject matter of the disagreements in connection with its report.

We provided C&H with a copy of this Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that C&H furnish us with a letter addressed to the Commission stating whether it agrees with the statements made by us in this Current Report, and if not, stating the aspects with which it does not agree.  C&H consent letter was filed in the 8-K to Securities and Exchange Commission on August 29, 2011.

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
Date:  November 14, 2011

By:   /s/ Kim Law
Name:  Kim Law
Title:   Principal Financial Officer and Accounting Officer
Date:   November 14, 2011