Form 10-K
period 2011-12-31
E-Debit Global Corp.
filed 2012-04-11
CIK 1129120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
   Yes  ☐  No ☒

The aggregate market value of the Common Stock of E-Debit Global Corporation held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter: (66,681,455 shares) based on the closing price of the common stock of $666,815.

As of March 29, 2012 there were 95,249,344 shares of Common Stock outstanding.

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

“Non-Conventional Financial Services Business” is described as business related activities which would be normally associated in Canada with a registered chartered bank or bank affiliated financial institution but is privately owned and operated and not affiliated with a Canadian Chartered Bank.  The Corporation provides automated consumer financial services through its Canadian national network of automated teller machines (“ATMs”).

Westsphere has no ongoing business operations other than acting as a holding corporation.

On April 2, 2010, the Corporation changed its name to “E-Debit Global Corporation.”  E-Debit Global Corporation is referred to herein as “E-Debit”, “the Corporation”, “the Company”, “we” and “our”.

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

Vencash Capital maintains offices at #12 3620 29th Street NE, Calgary, Alberta T1Y 5Z8. Vencash Capital had sites located nationally across Canada most notably in the Provinces of British Columbia and Alberta, Saskatchewan, Ontario and Maritimes.  A “site” is described as used herein means a location where an ATM has been placed, and has contracted with Vencash Capital to provide monitoring, reporting and distribution of financial surcharge transaction revenues.

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

On January 7, 2009 the Board of Directors after reviewing the Corporations business operations at the Annual General Meeting of the Shareholders on December 6, 2008 approved the sale and transfer of 100% of the issued and outstanding shares of E-Debit International to the Corporation’s wholly owned subsidiary Westsphere Systems Inc. also at this time the Board approved the consolidation of its wholly owned subsidiary Vencash Capital Corporation’s processing and business operations with the assignment of ATM related processing agreements and ATM assets under a purchase and sale agreement to be offset against receivables and payables to Westsphere System.

As a result of the changes to the Interac Network EMV chip card requirements and to meet the financial requirements resulting from these changes the Company on December 1, 2011 completed the move of its ATM assets including ATM equipment and related Site Location and Placement Agreements into E-Debit Global Corporation’s wholly owned subsidiary VenCash Payment Solutions Inc., which segregated the Company’s Canadian national network of automated teller machines (“ATMs”) and our technical and transaction processing operations platforms (the “Switch”) which remained within Westsphere Systems Inc.

(See "Business of Westsphere Systems Inc."

E-Debit International Inc.

On August 1, 2000, we acquired a five percent (5%) interest in E-Debit International Inc., an Alberta registered corporation (“E-Debit International”), for $1,350 cash ($2,000 CDN) from a non-affiliated third party, Julio Rivera. E-Debit International anticipates becoming a provider of pre-paid debit cards. In connection with the purchase, we also acquired an option to purchase the balance of Mr. Rivera’s remaining sixty-five percent (65%) ownership in E-Debit International.

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

On June 1, 2004, we executed a share exchange agreement with a non-affiliated third party E-Debit shareholder, Mr. Prathavan Venkatraman, to exchange a total of 33,333 shares of our common stock at $0.04 per share for a ten percent (10%) interest in E-Debit International. As a result of this share exchange, E-Debit became a wholly owned subsidiary of the Corporation.

On January 7, 2009 the Board of Directors after reviewing the Corporations business operations at the Annual General Meeting of the Shareholders on December 6, 2008 approved the sale and transfer of 100% of the issued and outstanding shares of E-Debit International to the Corporation’s wholly owned subsidiary Westsphere Systems Inc.

(See "Business of E-Debit International Inc."

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

On December 1, 2011 the Corporation completed the move of its ATM assets including ATM equipment and related Site Location and Placement Agreements into E-Debit Global Corporation’s wholly owned subsidiary VenCash Payment Solutions Inc., which segregated the Company’s Canadian national network of automated teller machines (“ATMs”) and our technical and operations platforms (the “Switch”) transaction processing operations.

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

b.	Business of Vencash Payment Solutions Inc.

ATM Business in Canada

Background of the ATM Business

Historically, the predominant Canadian ATM banking network is the Interac network and was the organization primarily responsible for the early development and operation of a Canadian national network of two shared electronic financial services ATM and Debit transactions.  Prior to 1997 The Interac Network was operated as a non-profit organization which under regulatory guidelines sets its fees on a cost recovery basis, and was only a closed network jointly operated by Canada's largest financial institution and the only devices that were allowed to be connected to Interac were devices owned/operated by member financial institutions.

However, in June 1996, the Canadian Competition Tribunal issued a consent order negotiated between a number of the Interac Association's members and the Competition Bureau.  As a result the Canadian Banking and Financial initiated this government deregulation program which under deregulation of the Canada Bank Act, allowed for the release of certain segments of proprietary control involving banking institutions.  One of the preliminary results of the deregulation was the allowance of the private operation of ATMs not associated with Canadian Banking financial institutions.

Designed to increase competition in the Canadian financial market for electronic payment services, the Consent Order resulted in Interac allowing nonfinancial organizations to participate as members of Interac, and permitted surcharging at ATMs and Debit Terminals in Canada.  Surcharging allows the owner of an ATM and/or Debit Terminal to charge a Surcharge Fee on each Interac transaction performed at an ATM and/or Debit Terminal. This private ownership and operation of ATM equipment has been described within the industry as the "white label ATM" market.

Canadian Banking Institutions had been participating in the development of new technology, particularly in regard to online computer banking.  Advances originating from the introduction of credit card and debit card services evolved into the installation of commercial point of sale management systems across the country and the development of the Canadian INTERAC system which provided complete online banking services and 24-hour customer banking between the various existing banking institutions. It also provided for full-bank service availability from remote site locations throughout Canada.

Evolving online financial technology being pursued by the institutional banking financial sectors has been confronted by growth of computer-based commerce. The Internet and the expansion of computer generated online commerce shifted a significant amount of consumer financial services from conventional banking and financial institutions to non-traditional and new and innovative virtual-based methods of conducting financial transactions. INTERAC connection of the conventional banking institutions is a significant factor for profits produced by Canadian conventional banking and financial institutions.

The Company as well as many other Canadian companies pursued participation in the field of marketing, distribution, selling, and leasing cash dispensing equipment recognized in the market place as ATMs, "ABMs" (automated banking machines), "white label machines" (a privately owned and operated cash dispensing machine).

Currently Canadian ATM and Debit transactions are facilitated through various Networks like Interac, VISA, MasterCard, Cirrus, Plus, etc. The two main parts of these networks are "issuers" and "acquirers". The following is a brief description of the Network functions:

Networks:  Networks have rules and regulations that members of the Network must comply with. These rules typically govern operations, security, limits, etc.

Acquirers:  Acquirers control the individual devices connected to a Network. Examples of these devices are ATMs and Debit Terminals. Acquirers receive transactions from devices and then route these transactions through the Network to the card issuers for approval. Acquirers settle (i.e. receive or distribute funds) cash amounts withdrawn from ATMs and purchase amounts made with Debit Terminals (based upon what has been approved by the card issuers) to the applicable merchants, debit terminal owners and ATM owners.

Card Issuers:  Card Issuers are typically financial institutions that provide their customers (also known as "account holders") with cards that have access to Networks. Card issuers receive transactions from acquirers and authorize these transactions based upon the card issuers' customer/account holders' account balances and also validate the customer's/account holder's PIN as required.
When transactions are completed the card issuers pay the applicable Networks (which funds are routed to the applicable acquirer) for amounts purchased or withdrawn plus any fees on a daily basis.

Switch:   A "switch" as used herein means a computer system that receives requests for financial transactions from ATM terminals, POS or electronic transfer terminals in retail businesses which routes transaction requests to and from ATM devices and financial institutions for final transaction processing and/or authorization. In Canada, the Canadian INTERAC network coordinates this activity. Under recent deregulation, non-financial institutions that are members of INTERAC are allowed to be indirect connectors. These non-financial institutions provide switching services for shared cash dispensing, data processing, and other associated services in connection with the network. Pursuant to the rules and regulations set out by INTERAC and current switch technology, a switch can process up to ten thousand (10,000) transactions at any given time.

Currently the Company through its wholly owned subsidiary Westsphere Systems Inc. (“WSI”) acts as an "acquirer" for Terminals that the Company owns (through arrangements called "ATM Placements" or "Debit Placements") and for Terminals that are owned by third parties (through arrangements called "ATM Processing" or "Debit Processing").

A transaction at an ATM or Debit Terminal in the Company’s network, commences when a consumer holding a card issued by an Network member decides to withdraw cash or make a purchase using a Debit Card or Credit Card.  WSI has access to various Networks (including Interac, MasterCard and VISA) through agreements WSI  has with the Networks or Network members that are authorized to enter into sponsorship arrangements for the Network. In the case of a cash withdrawal at an ATM, the cardholder inserts his or her card into the machine, enters his or her PIN and requests a sum of money.

In the case of a Debit or Point of Sale (POS) Terminal purchase the process is the same, except that instead of dispensing cash the Debit Terminal sends the merchant an approval notice and the merchant provides the goods or services that the cardholder has requested. The Acquirer (in this case WSI) sends this request through to the Acquirer's connection service provider (the “Switch”) which in turn sends the request electronically through the applicable Network to the cardholder's financial institution (the "Issuer") which verifies the cardholder's PIN and determines if sufficient funds (or credit) are available to fulfill the request. The Issuer then provides an approval response back through the applicable Network to the Acquirer, and then the Acquirer electronically causes the ATM to dispense the funds accordingly. All of this occurs in a matter of seconds. At the end of each business day, through a process referred to as "settlement" the Issuer deposits funds which are routed to the Acquirer's settlement agent (and then on to the Acquirer to reimburse for the cash dispensed from ATMs and goods/services paid for through the Debit Terminal).

The Corporation’s ATM business

In late 1997, "non-conventional banking" participation and private ownership of ATMs was authorized allowing for participation within the "Canadian INTERAC system". The "Canadian Interac Association" as used herein is a national organization linking enterprises that have proprietary networks to enable them to communicate with each other for purposes of exchanging electronic financial transactions. Five (5) Canadian Banking and Financial Institutions founded the association in 1984. As of March 2012, there were fifty-three (53) member organizations. INTERAC is the organization responsible for the development of a national network of shared electronic financial services: INTERAC Shared Cash Dispensing Service (“SCD”) at ATMs and INTERAC Direct Payment Services (“IDP”), Canada's national debit service. IDP is Canada's national debit card service, available at more than 630,000 IDP terminals and 600,000+ ATMs across the country.

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

Currently the Corporation through its subsidiary holdings is a fully integrated ATM provider, and offers a complete suite of ATM management services from ATM deployment and maintenance to transaction processing, reporting and settlement. Since inception, our ATM business grew significantly peaking in 2009 with approximately 1,000 within its ATM network.  Over the past two years and with the transition over to the EMV Network Standards of Interac, the Company has reduced its network size to approximately 600 ATMs in operation as at March 22, 2011.  At present, we operate a national branded network of non-financial institution ATMs throughout Canada.  We earn revenue from the following sources: (i) transaction fees which include Interchange Fees and surcharge revenue; (ii) processing fees and maintenance fees; and (iii) margin on the sale of ATMs. We typically sign exclusive five-year agreements (which contain renewal provisions) with our customers for their ATM transaction processing and maintenance and management services.

Since 1999 the Company’s focus was to grow our ATM estate organically utilizing in house sales as well as established distributor relationships.  In the past, the distributor relationship has been the keystone to our national ATM presence but as the Canadian marketplace matured, so did our established distributor model, and in 2010 we took over the operation and management of our ATM estates corporately, particularly in the Maritime Provinces and southern Ontario.  Combined with network changes within the Canadian Interac Network particularly the initiation of EMV chip encryption and the marketplace’s matured state the Company’s focus has been to maximize its current ATM placements, with a site by site evaluation of the go forward profitability of our ATM estate.  It has resulted in the reduction of the size of the ATM estate, as sites which require replacement ATM equipment not deemed profitable are eliminated.  This process will continue due to the deadline of EMV implementation having to be met by the end of 2012.   While the transition process proceeds, we are continuing to put into place the foundation of re-establishing our national distributor network, which is focusing on new ATM sales and placements due to the Network changes and requirements.

On January 7, 2009 the Corporation consolidated Vencash’s business operation with its processing and switching business into the Corporation’s wholly owned subsidiary Westsphere Systems Inc. (“Westsphere Systems”). Westsphere Systems is one of four nation-wide companies conducting fully integrated “end-to-end” distributor/processor operation within the private ATM market in Canada.  The "switch" supplies the financial information to the "channel" in relationship to the processing of all surcharge fees that are associated with the customer use of the ATM.

Previously Vencash Capital acted as a "channel" which contracted its financial electronic transfer responsibilities with two (2) non owned "switches" (Data West Solutions and Calypso Canada Ltd.).  In November 2008 the Corporation commenced the transfer of its previously contracted switch to Westsphere Systems, and with the roll out of our ATM estate onto Westsphere System’s processing switch, reliance on outsourced switching is being reduced to near elimination.

We typically provide our leading merchant customers with all of the services required to operate ATMs which include monitoring, maintenance, cash management, customer service and transaction processing. Although we are in a very competitive marketplace, management believes our merchant customers value our high level of service, our 24-hour per day monitoring and accessibility, and that our devices are on-line and able to serve customers. In connection with the operation of our devices and our customers’ devices under our traditional ATM deployers services, we generate revenue on a per-transaction basis from the surcharge fees charged to cardholders and Network Interchange for the convenience of using our devices and from interchange fees charged to such cardholders’ financial institutions for processing the related transactions conducted on those devices. For ATMs under managed services arrangements, we typically receive a fixed monthly management fee or fixed rate per transaction in return for providing the agreed-upon suite of services.

Current Stage of Corporate Development

Our ATM network has historically provided a majority of the cash flow which fuelled its and our other expansion.  With the maturity of this aspect of the business, acceptance of the white label ATM placement has become routine, and market saturation has in the recent past been experienced.  Our management believes that ATM business operations will continue to generate positive revenues and returns.  With the move to chip enabled card products, both debit and credit, the non-conventional bank “white label” ATM business has changed.  With these changes comes the requirement for ATM equipment upgrading or exchange which holds significant opportunity in the marketplace if there is a significant sales presence “on the street”.    The Corporation plans to focus on the re-establishment of our historic distribution network to allow for the growth of the ATM business operations and to expand our Switch Direct ATM business model.

Growth Strategy and Market Niche

Westsphere Systems Inc. is an integrated ATM provider offering a complete suite of ATM management services ranging from ATM deployment, maintenance reporting and settlement and transaction processing.   Historically we have focused on organic growth and our management's plan is to continue this effort as follows:

i.
Continue our review of our nationwide ATM estate to evaluate profitability of each site within the network in order to maximize our current revenues and reduce our costs of administration, which might include the sale of those ATM estates to our distribution network or other third parties.

1i.
We will re-establish our nationwide distribution network, which allowed for our presence in the marketplace in the past and allow us to capitalize on the opportunities afforded with the changeover to chip based transaction processing.

Over the past four years the Corporation has developed and implemented its Switching capabilities and membership within the INTERAC association and our national access to all regions within Canada through the INTERAC System.  This has been a very time and financially sensitive development but one which management believes holds significant potential.  Combined with consolidation of its various business operations and elimination of administrative and operation costs we have a vertically integrated business operation.

Competitors

i
DirectCash Income Trust - Canada's largest ATM company in operation. It has offices and distribution centers in all of the major cities across Canada and supplies consolidated distribution, switching and processing services

ii.	Ezee Cash – Second largest national ATM estate holder centered in Ontario and Quebec

iii.	Frisco Bay - A large ATM corporation with integrated business operations.

iv.	Several Regional and National Companies - These companies compete on a regional basis with the Corporation’s regional distributor network and nationally with Westsphere Systems corporately.

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

Historically, we have deployed and operated our devices under two distinct arrangements with our retail partners: Company-owned and merchant-owned arrangements. Under Company-owned arrangements, we provide the device and are typically responsible for all aspects of its operation, including transaction processing, managing cash, supplies, and telecommunications as well as routine and technical maintenance. Under our merchant-owned arrangements, the retail merchant or the distributor owns the device and is usually responsible for providing cash and performing simple maintenance tasks, while we provide more complex maintenance services, transaction processing, and connection to the EFT networks.

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

In addition to deploying our devices under Company-owned and merchant-owned arrangements, we recently began offering a managed services solution, under which we provide certain services to retailers, financial institutions and other ATM operators. We offer various forms of managed services, depending on the needs of our customers, and offer a customized ATM management solution that can include monitoring, maintenance, cash management, customer service, transaction processing and other services.

Our strategy is to enhance our position as a major provider of automated consumer financial services not only in Canada but internationally and to expand our business operations to become a significant provider of managed services to further expand our network and service offerings into select international markets.

Risk Assessment

We operate in a changing and unpredictable regulatory environment. If we are subject to new legislation regarding the operation of our ATMs, we could be required to make substantial expenditures to comply with that legislation, which may reduce our net income and our profit margins.

The Corporation depends on a number of counterparties in the conduct of its business operations including; Moneris Solutions Corp., Bank of Montreal, Royal Bank of Canada, ACI Worldwide Inc. and Shaw Communications Inc.  There can be no assurance that any of these counterparties will be able to continue to perform their respective obligations and contracts. An interruption in or the termination of any contract or business arrangement by any counterparty, including, in relation to our membership within Interac, the supply by banks of cash for our ATM cash loads, the use of our own employees to load our Full Placement ATMs, and the Corporation’s inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on the our business, financial condition and operating results. In addition, we periodically negotiate renewal terms for these contracts and business arrangements and there can be no assurance that such renewal terms will remain financially acceptable.  Any interruption in the Corporation’s relationship with certain of these counterparties could materially adversely affect our ability to process ATM transactions. If the Corporation were to lose its access to Interac membership, this would immediately result in a material adverse effect to our business. There can be no assurance the Corporation would be able to find alternate supplies or sources of distribution in a timely manner.

Counterparty Risk – The ATM Business:   The private "white label" ATM business is highly competitive. We face competition from large numbers of companies engaged in the selling and servicing of ATM products in all areas in which we may attempt to operate. Competition includes some of the major financial institutions in Canada who have greater financial and human resources and greater name recognition.  If existing or new competitors gain market share our business and operating results could be adversely affected. Our future and existing competitors could also introduce products with superior features and functionality at lower prices than the Company's products, and could potentially bundle existing or new products with other more established products in order to compete with us. The introduction of new technologies, and any potential limitations or changes to our network or changes to security requirements could all have a materially adverse impact on our business. Competitors could also gain market share by acquiring or forming strategic alliances with other competitors. If existing or future competitors seek to gain or retain market share by reducing margin on products sold, we may also be required to reduce our margins or our fee structure or increase amounts payable to third parties, retailers, sales agents and resellers, which may reduce our revenue.

We may be unable to maintain and expand our customer base and may not be able to renew our contracts on the same or similar terms and conditions as those which presently exist. As well, our profitability may be affected by a number of factors including the expiry or termination of existing placement contracts or processing contracts.

Counterparty Risk – Networks:  The profitability of the Business will be in part dependent upon the continuation of a favorable regulatory regime with respect to the continuing operations and the future growth and development of independent ATM operators. Should the regulatory regime in an applicable jurisdiction be modified in a manner which adversely affects independent operators, including increases in taxes or increased regulatory burdens (including burdens imposed by Interac, Cirrus, Maestro, Visa and Plus), revenues may be adversely affected. The failure to obtain all necessary licenses or permits, including renewals thereof or modifications thereto, may adversely affect the Corporation’s cash flows.

Interac, MasterCard or VISA have mandated hardware and software security upgrades for ATMs, Debit Terminals and our Switch, and with the accompanying change of the rules and regulations around approved devices, members or security, our revenues may continue to be adversely impacted.  The Corporation’s operations are subject to a variety of federal, provincial laws and regulations, including Interac, Cirrus, Maestro, Visa, Plus and Canadian Payment Association rules and regulations. The Corporation and the companies with whom it contracts to provide services are required to invest financial and human resources to comply with such laws and the Corporation anticipates that it will continue to do so in the future. Although such expenditures historically have not been material to us, such laws or regulations are subject to change and accordingly, it is impossible to predict the cost or impact of such laws or regulations on its future operations. Although, to our knowledge, such fees are not anticipated to change, any change that Interac makes to its interchange fees, its fee structure or acquirer fees could have an adverse impact on our revenues. As well, current revenues would be adversely impacted if Interac decided to eliminate surcharging.

If a fraud occurs in the Interac network or in the Corporation’s network, this could result in an adverse impact on the Corporation and its revenues as a result of the implementation of more stringent regulations or the loss of consumer confidence, each of which may result in the transaction volumes at our ATMs declining and our revenues being adversely impacted.

Historically, Interac has enjoyed a near monopoly status in Canada to process PIN secured Debit Card transactions (as compared to the signature secured Credit Card transaction processing that several Credit Card Networks compete for). Merchants accepting payment by Interac debit card have historically enjoyed a very low cost fee structure (typically a few cents per transaction regardless of the size of the payment) and most bank customers have account fee arrangements with their financial institution that allows for a significant number of Debit Card transactions per month to be included in their monthly account fee. In comparison, a Credit Card acquirer's typical business model involves charging a share referred to as a Merchant Discount Rate (typically a percentage of 2-5% plus a flat per transaction fee in some circumstances) of the value of all transactions which a merchant agrees to accept payment through a Credit Card. The financial institution which issued the Credit Card then receives an Interchange Fee from the Credit Card acquirer.

The Canadian affiliates of the MasterCard and VISA Networks announced in early 2009 their intention to establish Canadian networks that would allow for the issuance of PIN secured Credit Cards in Canada (i.e. that would be functionally the same as the Debit Cards historically used through Interac).  In March 20, 2011 one of Interac founding member financial institutions CIBC (Canadian Imperial Bank of Commerce) announced the launch of the CIBC VISA debit card product.  MasterCard and VISA are profit orientated businesses. Credit Card Networks like MasterCard and VISA compete with each other to try to get financial institutions to connect their issued card base to the Credit Card Networks. Financial institutions compete for customers who open accounts with the financial institution and make money off the customers by charging interest for borrowed funds and charging various kinds of account and transaction fees.

In search for greater market penetration and share the major Canadian Banking Institutes offer enhanced product services, the latest is the issuance of Debit Cards and/or Credit Cards to their customers that can be used on multiple Networks such as Interac, MasterCard or VISA. Customers will decide to use a particular card based on a number of factors such as whether the card is associated with a network accepted by the merchant the customer purchases goods and services from, the fees the customer will pay to use the card, and any benefits the customer receives from use of the card (i.e. air miles, cash back, etc.). Concerns have been expressed by retail merchants that the new PIN secured Credit Cards offered by MasterCard and VISA will be favored by financial institutions over Interac (because financial institutions can earn more revenue through the higher pricing models typically associated with Credit Card).   The routing of the debit or credit transaction to proprietary networks such as VISA and MasterCard could have a dramatic effect on the historical revenue stream of Canada’s largest debit network Interac which could result in effecting the company’s ongoing revenue stream.  The Canadian federal government has announced that they will not be taking steps to block MasterCard and VISA from offering PIN based card products in competition with Interac.

The Corporations revenues have historically been dependent on ATM transaction volume.  In the event that transaction volume decreases with the proliferation of additional ATMs in the market, the Corporation’s revenues will be negatively impacted.  Actual expenses may exceed the Corporation’s projected amounts and/or actual revenues may be less than the Corporation currently projects, in which case the Corporation may need to raise additional funds from lenders and equity markets in the future. In addition, the Corporation may choose to raise additional financing in order to capitalize on perceived opportunities in the marketplace that may accelerate the Corporation’s growth objectives. The Corporation’s abilities to arrange such financing in the future will depend in part on the prevailing capital market conditions as well as the Corporation’s business performance. There can be no assurance that the Corporation will be successful in its efforts to arrange additional financing, if needed, on terms satisfactory to the Corporation. If additional equity or debt financing is raised by the issuance of common stock, control of the Corporation may change and shareholders may experience dilution to their equity interest in the Company.

c.	Business of E-Debit International Inc.

E-Debit International Inc. (“E-Debit International”) initial development stages focused on meeting the payment system needs of current and potential online shoppers.  E-Debit International's business model was based on an anonymous payment system to protect the identity of the purchaser while allowing for guaranteed payment to the merchant. E-Debit International intended to accomplish this system by developing and marketing a secure, anonymous online payment system that could be used by online consumers and merchants.

The events of September 11, 2001 caused our management to seriously evaluate the anonymity factor of the E-debit International process, particularly because the E-debit International process allowed for the anonymous transfer of currency. The anonymity extended to E-Debit International as the E-debit International account holder's identity would not be available to E-Debit International once the account numbers had been changed by the individual account holder, thereby allowing currency transfers without any ability to track or trace the account holder.

On January 7, 2009 the Board of Directors after reviewing the Corporations business operations at the Annual General Meeting of the Shareholders on December 6, 2008 approved the sale and transfer of 100% of the issued and outstanding shares of E-Debit International to the Corporation’s wholly owned subsidiary Westsphere Systems Inc.

The Corporation entered into an asset purchase agreement on June 21, 2010 with an arm’s length third party related to certain hardware equipment, and software equipment for the establishment of a proprietary card management system in order to establish the foundation platform to enable E-Debit International to launch its card product entry into the loyalty, prepaid, debit and credit card business space originating in Canada and North America wide.  E-Debit International continues the development of its card product and to date it has not been put into commercial production.

d.	Business of Cash Direct Financial Services Inc.

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

The Corporation had previously determined that the operation of cheque cashing services, corporate registry and filing services was not adding to the financial potential of our core business model as the fee per transaction based business operations of its ATM, POS and card management businesses.  On October 15, 2010, the Corporation sold forty-one (41%) percent of the issued and outstanding shares of Cash Direct’s subsidiary 1105725 Alberta Ltd operating as Personal Financial Solutions to 1498328 Alberta Ltd. of which E-Debit Global officer and Chief Operating Officer is a principal shareholder. The sale resulted in 1498328 Alberta Ltd. controlling ninety (90%) of the issued and outstanding shares of 1105725 Alberta Ltd.   E-Debit Global has the option to repurchase up to 40% of the issued and outstanding shares of 1498328 Alberta Ltd. at $1.00 per share on or before October 14, 2013.

Concurrent to the sale of the shares of 1105725 Alberta Ltd. and in order to facilitate the financing of replacement ATM equipment to meet Interac EMV requirements, the Corporation on May 1, 2011 completed the sale of ninety (90%) percent of the issued and outstanding shares of Cash Direct Financial Services Inc. to 732352 Alberta Ltd. a wholly owned subsidiary of a company controlled by Douglas Mac Donald, the Corporation’s President and CEO.  E-Debit Global has the option to repurchase up to 51% of the issued and outstanding shares of Cash Direct Financial Services at $1.00 per share on or before April 30, 2013.

Current Stage of Our Development

Our group of companies employs sixteen (10) full-time employees and six (6) contracted consultant groups working in Calgary & Edmonton, Alberta, Kingston, Toronto & Orangeville, Ontario and Omaha, Nebraska.

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

E-Debit Global Corporation is organized to be a holding corporation of the various other entities held as wholly owned subsidiaries and therefore is not directly subject to risks of the Business, however, since the Corporation derives its value and cash flow from its subsidiaries, the risks faced by the Corporation’s subsidiaries  are effectively also faced by the  Corporation. The risks and uncertainties described below are not the only risks and uncertainties the Corporation faces.

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

We operate in a changing and unpredictable regulatory environment. If we are subject to new legislation regarding the operation of our ATMs, we could be required to make substantial expenditures to comply with that legislation, which may reduce our net income and our profit margins.

We have substantial indebtedness.

As of December 31, 2011, we had a working capital deficit of $2,163,452 which includes $1,208,115 payable to suppliers for day-to-day operations.  Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow.  Our cash flow will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control.  Accordingly, we cannot be certain as to whether or when we will have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure that any of these strategies can be effective on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences, including:

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

Requirements associated with being a reporting Public Corporation will require significant company resources and management attention.

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

In addition, being a reporting public Corporation could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

The failure to obtain all necessary licenses or permits, including renewals thereof or modifications thereto, may adversely affect profitability.  If the Networks, like Interac, VISA, MasterCard, Plus, or Cirrus change their rules to alter the financial terms under which acquirers and issuers operate, such a change could have an adverse effect on the Corporations’ profitability (or a positive effect depending on the direction of the change).

Some examples of the types of financial terms that the Networks have the power to change under their rules include, changing of amounts of interchange that is paid to/by card issuers or transaction acquirers, adjusting the fees paid by card issuers and/or transaction acquirers to the Network, creating new fees or levies charged to card issuers and/or transaction acquirers, changing the rules for allocating the liability for fraudulent transactions and their associated costs, changing the requirements for connecting to the network for transaction processing, eliminating or restricting the use of surcharging, allowing non financial institution members to deploy or process transactions, increasing Network association fees charged to card issuers or transaction acquirers, changing their rules so that different rules/fees apply to financial institutions versus non financial institution terminal deployers or processors, and changing or adding new monetary sanctions for breaches of network rules. If such changes result in increased costs or decreased revenue for the Corporation, the Corporation may or may not be able to recover the difference by altering the terms of the contracts Corporation has with its customers (or the Corporation may not be able to make the necessary adjustments until the terms of existing contracts reach the end of their current term).

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

(b)
network approved encrypted PIN pad ("EPP") devices, installed on all ATMs and debit terminals:
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

The Corporation’s understanding of the deadlines mandated by Interac and MasterCard for conversion of ATMs and debit terminals (i.e. to read the EMV microchip on a card rather than a magnetic stripe) are as follows:

(a)	50% of all ATMs must be upgraded with an EMV certified chip pin entry device by December 31, 2011 and 100% of ATMs must be upgraded by December 31, 2012;
(b)	35% of debit terminals must be upgraded with an EMV certified chip pin entry device by December 31, 2010, 60% must be converted by December 31, 2012, and 100% must be upgraded by December 31, 2015.

VISA's rule changes do not require a switch to the new technology by any particular date. However, both MasterCard and VISA rules provide that after March 31, 2011, certain liabilities (i.e. in respect of transaction errors or frauds) will be reallocated to industry participants who are still accessing the MasterCard and VISA networks using non-upgraded equipment, cards or software.

In addition to the security upgrades to ATM and Debit Terminals, in order to access Interac, cards (i.e. the debit cards issued by financial institutions) must be upgraded (i.e. reissued) to have EMV chips installed: 65% by December 31 2011 and 100% by December 31, 2012.

The result of non-compliance can include penalties, fines, sanctions and contractual penalties by the applicable Network(s) and ultimately disconnection of the ATM and Debit Terminal device or card from the Network for failure to comply by the end dates.  The Corporation will be investing maintenance capital and upgrading its IT department to meet these upgrade deadlines.  The Corporation’s customers who own their own equipment are encouraged to make the necessary changes to their equipment and in some cases the Corporation has the contractual right to make the necessary changes for the customer (and charge the customer for the cost of the change).

The Corporation’s business operations are subject to a variety of federal laws, provincial laws and the rules of various financial networks ("Networks"), including Interac, Cirrus, Maestro, VISA and Plus. Also, the Corporation or the entities with whom the Corporation contracts are subject to the jurisdiction of various government agencies and departments, including the Office of the Superintendent of Financial Institutions ("OSFI"), the Canadian Payments Association (the "CPA"), Canadian Deposit Insurance Corporation ("CDIC"), Financial Transactions and Reports Analysis Centre of Canada ("FINTRAC"), offices of Provincial privacy commissioners as well as various jurisdictional Securities Commissions.

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

Each of the Networks, the CPA and other regulators are constantly reviewing, revising and updating their rules and regulations with a view to addressing and regulating new business practices, the needs of the marketplace and generally to meet their public interest mandates. Recently some Canadian provinces have chosen to legislate their own AML requirements (in addition to those already legislated under federal legislation). If any of the Networks or government agencies that regulate financial institutions change their rules (or their interpretation of the rules) so as to increase the administrative burdens necessary to operate the Corporation’s Prepaid Card program (for example, requiring that each Prepaid Card customer become a customer of the financial institution and provide the necessary information to open and maintain a separate deposit account), such changes/increased costs could negatively impact our card product business model. If other legislation not directly dealing with financial institutions (for example, the Tax Rebate and Discount Act (Canada)) or legislation similar to the legislation introduced to regulate "gift" cards, is passed to restrict or limit the ability to charge fees on Prepaid Cards, this may make the use of Prepaid Cards in such applications uneconomic.

The Canadian affiliates of the MasterCard and VISA Networks announced in early 2009 their intention to establish Canadian networks that would allow for the issuance of PIN secured Credit Cards in Canada (i.e. that would be functionally the same as the Debit Cards historically used through Interac).  As of March 20, 2011 one of Interac’s founding member financial institutions CIBC announced the launch of the CIBC VISA debit card product.  MasterCard and VISA are profit orientated businesses. Credit Card Networks like MasterCard and VISA compete with each other to try to get financial institutions to connect their issued card base to the Credit Card Networks. Financial institutions compete for customers who open accounts with the financial institution and make money off the customers by charging interest for borrowed funds and charging various kinds of account and transaction fees.

In search for greater market penetration and share, the major Canadian Banking Institutes offer enhanced product services; the latest is the issuance of Debit Cards and/or Credit Cards to their customers that can be used on multiple Networks such as Interac, MasterCard or VISA. Customers will decide to use a particular card based on a number of factors such as whether the card is associated with a network accepted by the merchant the customer purchases goods and services from, the fees the customer will pay to use the card, and any benefits the customer receives from use of the card (i.e. air miles, cash back, etc.). Concerns have been expressed by retail merchants that the new PIN secured Credit Cards offered by MasterCard and VISA will be favored by financial institutions over Interac (because financial institutions can earn more revenue through the higher pricing models typically associated with Credit Card).   The routing of the debit or credit transaction to proprietary networks such as VISA and MasterCard could have a dramatic effect on the historical revenue stream of Canada’s largest debit network Interac which could result in effecting the company’s ongoing revenue stream.  The Canadian federal government has announced that they will not be taking steps to block MasterCard and VISA from offering PIN based card products in competition with Interac.

 The Corporation employs a significant number of employees and contractors that conduct very significant services to the Corporation’s operating systems associated to our Switch Operations.  In the course of supplying those services and supports if one or more of these individuals in key control positions were to perpetrate a fraud (for example, relating to settlement of transactions, altering account deposit account details, changing customer charging details, fraudulently ordering cash to a non Corporate owned location, or creating fake accounts), this could have a negative impact on the Corporation's cash flow.  To reduce this risk the Corporation has put into place significant internal controls and monitoring to detect any of these possible activities, and the Corporation requires dual entry for many of the encryption key loading and control processes related to the cash settlement process.

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

Disaster Recovery

The Corporation  has a Disaster Recovery Site located off-site in Calgary, Alberta, and it may not be possible to effectively transition on a timely basis all of the Corporation’s operations and functions to the off-site facility in the event of disaster or equipment failure. The Corporation maintains an addition manual backup program and UPS (uninterruptible power source or battery backup) on site within the Corporation’s general office and full back up auxiliary power and redundant broad band supply at our off-site Disaster Recovery Site.

Software Viruses and Network Intrusion

The Corporation maintains many different networks and management information systems (some of which are interconnected) and some of which are connected to the internet or to other external networks. The Corporation may be susceptible to viruses and network intrusions by third parties. Furthermore, network intrusions that occur on outside networks (or the internet) that the Corporation connects to can spread to the Corporation. Any intrusion or virus could impact the performance of the transaction processing capabilities of the Corporation’s Switch and management software and in a worst case scenario could require temporary shutdown of the affected systems (and the related services offered by the Corporation), and compromise information about customers, users and employees. Systems that are accessed through the internet are also subject to "denial of service" attacks.  These attacks do not involve an intrusion into the system but can effectively make the systems unavailable to the Corporation's customers and employees.

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

Uninsured and Underinsured Losses

The insurance coverage currently maintained by the Corporation is in the form of comprehensive property and casualty insurance, including coverage in respect of claims for bodily injury or property damage arising out of assets or operations. In many of the Corporation's customer contracts, the customer is required to maintain insurance with the Corporation named as a loss payee.  Although efforts are made to carry out verification it is difficult to monitor as to the effectiveness of the maintenance of the insurance coverage and that the necessary insurance is currently in place.  Even in cases where the Corporation’s customers remain contractually obligated to maintain insurance for the Corporation's benefit, it is possible that when a loss occurs the necessary insurance will not be in place or will deny coverage.

The Corporation does carry insurance for cash in transit. As a result, not all risks facing the Corporation are now or will be covered by insurance, and no assurance can be given that insurance will be consistently available or will be consistently available on an economically feasible basis or that the amounts of insurance will at all times be sufficient to cover each and every loss or claim that may occur involving the Corporation’s assets or operations. In particular, damage caused by an accidental or natural disaster to any or all of the Corporation's office/warehouse facilities, including the contracted Switch operation, may have a material adverse affect on the financial well being of the Corporation’s operations.

Dependency on Networks and Other Counterparties for a Number of Contracts and Business Arrangements

The Corporation depends (directly or indirectly) on a number of Networks and counterparties in the conduct of the Corporation's Business, including Interac, MasterCard, VISA, Plus, Cirrus, Moneris Solutions Corp., Bank of Montreal, Royal Bank of Canada,  Shaw Communications Inc., the DPL Group, TNSI, Trans Armored Canada Ltd., and equipment and software vendors such as ACI Worldwide Inc., Rycom Inc. and ebackup Inc. There can be no assurance that any of these counterparties will be able to continue to perform their respective obligations and contracts or that the Corporation will be allowed to continue its memberships with applicable Networks.  An interruption in or the termination of any contract or business arrangement by any counterparty (including, in relation to the Corporation's access to Networks, the supply by banks of cash for The Corporation's ATM cash loads, the use of the Corporation's own employees to load the Corporation's Full Placement ATMs, and the Corporation's inability to make alternative arrangements in a timely manner, or at all), could have a material adverse effect on The Corporation's Business, financial condition and operating results.

In addition, the Corporation periodically negotiates renewal terms for these contracts, business arrangements and memberships and there can be no assurance that such renewal terms will remain acceptable to the Corporation or any such counterparty or Network. An interruption in the Corporation's relationship with certain of these counterparties could materially adversely affect the Corporation's ability to process ATM, Debit Terminal, Prepaid Card transactions.  If The Corporation were to lose the Corporation's access to Interac or MasterCard memberships, this would immediately result in a material adverse effect to the Corporation's business. The Corporation is also a large user of, and the Corporation's communication and processing systems are dependent on hardware and software sourced from ACI Worldwide Inc. and Rycom Inc. There can be no assurance that the Corporation would be able to find alternate supplies or sources of distribution in a timely manner.

We depend upon key personnel, the loss of which could seriously harm our business.

Our performance is substantially dependent on the continued services of our executive officers and key employees.   Our long-term success will depend on our ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel, and we may experience difficulties in the future.  The Corporation has historically been dependent on a relatively small number of key officers and employees, the loss of any of whom could have an adverse effect on the Corporation. Due to the technical nature of the Corporation business operations, the Corporation is dependent upon its ability to continue to attract and retain qualified management, marketing, information technology and technical personnel. There is competition for qualified personnel in the Corporation’s business and in related businesses and there can be no assurance that the Corporation will be able to continue to attract and retain qualified personnel necessary for the development of the Corporation's businesses. Douglas Mac Donald continues to act as President and C.E.O. of the Corporation and its principal subsidiaries under an ongoing employment agreement with the Corporation.

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

Requirement for Additional Capital

Actual expenses may exceed the Corporation's projected amounts and/or actual revenues may be less than the Corporation currently anticipates, in which case the Corporation may need to raise additional funds from lenders and equity markets in the future. In addition the Corporation may choose to raise additional financing in order to capitalize on perceived opportunities in the marketplace that may accelerate the Corporation's growth objectives.  The Corporation's abilities to arrange such financing in the future will depend in part on the prevailing capital market conditions as well as the Corporation's business performance. There can be no assurance that the Corporation or will be successful in efforts to arrange additional financing, if needed, on terms satisfactory to the Corporation. If additional equity or debt financing is raised by the issuance of the Corporation Shares, control of the Corporation may change and holders of the Corporation Shares may experience dilution to their equity interest in the Corporation.

Vault Cash

The Corporation maintains cash in many ATMs (i.e. is the owner of the cash and is responsible for replenishing cash in such ATMs). The Corporation's vault cash requirements are funded in part from private credit facilities. Funding increasing vault cash requirements from historic lines of credit may become limited.  The Corporation's ability to fund such requirements and the Corporation’s inability to arrange an appropriate expansion of such credit facilities, would require the Corporation to consider funding alternatives for some ATMs which could result in a reduced level of profitability from the affected ATMs.

Credit Risk

The Corporation's ability to collect amounts due or realize on the personal property security act registration on the Corporation's clients may affect profitability.

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

The Market Price of the Corporation Shares Will Fluctuate

Since being listed for trading on the OTC:QB under the trading symbol WSHE on July 21, 2001, shares of the Corporation have  not necessarily traded at values determined solely by reference to the underlying value of its assets.  In addition, the market price for the Corporation’s Shares may be affected by changes in general market conditions, fluctuations in the market for equity or debt securities and numerous other factors beyond the control of the Corporation.  The Management and Board of Directors have over the past year examined the cost-benefits of the continuation of being listed for trading, particularly on the OTC:QB.  Trading restrictions issued by various securities jurisdictions combined with less than positive brokerage acceptance of our stock for placement within our shareholders brokerage accounts has been problematic to the Board.  The Board will continue to review all options available to the Company in order to ensure preservation of shareholder value, one of which is the expansion of the preferred share position to include all current shareholders.

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

ITEM 1B   UNRESOLVED STAFF COMMENTS

As a smaller reporting Corporation, the Corporation is not required to include this Item.

ITEM 2.   DESCRIPTION OF PROPERTIES

Principal Offices and Other Property

Our property holdings are as follows:

1.	#12, 3620 – 29th Street N.E. Calgary, Alberta T1Y 5Z8

Effective May 01, 2009, E-Debit Global consolidated all of its business operations into a 3,400 square foot facility in the northeast area of Calgary just minutes from the Calgary International Airport. This move reduced our payments significantly from the previous leased space.  We lease this property at a rate of $6,269.00 CDN per month plus operating expenses and applicable taxes.  This facility houses our administrative headquarters, ATM and POS operations, service and administrative center, Westsphere Systems and E-Debit.  On May 1, 2009, we signed the lease for five (5) years commencing on May 1, 2009 and ending on April 30, 2014 with Alberta Registered Corporation 1480325 Alberta Ltd. who’s Officers and Directors consist of the Corporation’s President and Chief Executive Officer, Douglas Mac Donald and the Corporation’s Director, Bernd Reuscher.  The shareholders of 1480325 Alberta Ltd. (the Landlord) are corporations controlled by Douglas Mac Donald and Bernd Reuscher.  The lease agreement provides the Corporation an option to purchase the property during the course of the Lease Agreement.

2.	#11, 3620 – 29th Street N.E. Calgary, Alberta T1Y 5Z8

Effective June 1, 2010, E-Debit Global leased this property at a rate of $3,100.00 CDN per month plus operating expenses and applicable taxes.  This facility houses our ATM and POS service and sales operations center, Westsphere Systems and E-Debit.  On June 1, 2010, we signed a month to month lease commencing on June 1, 2010 with Alberta Registered Corporation 1480325 Alberta Ltd. who’s Officers and Directors consist of the Corporation’s President and Chief Executive Officer, Douglas Mac Donald and the Corporation’s Director, Bernd Reuscher.  The shareholders of 1480325 Alberta Ltd. (the Landlord) are corporations controlled by Douglas Mac Donald and Bernd Reuscher.  The lease agreement provides the Corporation an option to purchase the property during the course of the Lease Agreement.

ITEM 3.   LEGAL PROCEEDINGS

On April 7, 2004, the Corporation sued Fred and Linda Sebastian to recover an outstanding loan of $80,000 (CDN) plus interest and court costs. The Corporation has reserved this amount due to the uncertainty of recovery. The defendant has withdrawn the counterclaim.  As of March 2008, no further actions were filed by either party.

On May 28, 2004 Peter Gregory filed an action in the Ontario Superior Court of Justice against Vencash Capital Corporation.  Peter Gregory was a Vencash distributor and agent who filed the action related to a claim of wrongful dismissal from Vencash of $260,000 (CDN).  On July 30, 2004 Vencash filed a Statement of Defence and Counterclaim in the amount of $1,600,000 for breach of contract, breach of confidence, breach of fiduciary duties, interference with economic relations, damages for inducing breach of contract, and punitive damages. The Corporation believes the claim by Gregory to be without merit.  In January 2012, the Company received a copy of notice of garnishment from our bank institution against Vencash’s bank account for the total amount not to exceed $31,649 CDN.  The Company did not receive the notification for the judgement and is presently seeking legal advice.  This notice was rescinded by the bank upon delivery.  The company is currently reviewing the related correspondence and in consultation with legal counsel upon completion of the review will respond to any further action initiated by Gregory in this regard.

On January 25, 2009, Victory ATM filed an action in the Nova Scotia Superior Court of against Vencash Capital Corporation.  Victory ATM was formerly a customer of Vencash distributor Bullion Investments Inc. and claimed that supplied vault cash to a contracted armoured car company had been misappropriated for a total of approximately $45,000 CDN.  The Company has filed a statement of defense stating that Vencash had no care control or access to the vault cash supplied by Victory ATM and the only role that Vencash played was processing the Victory ATM in their designated site locations.  The Company believes the claim by Victory ATM to be without merit and has not accrued a liability for the claim.  As of March 2011, our Nova Scotia legal counsel has advised that she will monitor this situation for the next month and upon discussion with Victory ATM legal counsel will make application to the courts to have the claim initiated against Vencash terminated.

Contingency

Interac, MasterCard and VISA have mandated a hardware and software security upgrade for ATMs, Debit Terminals and the Corporation’s Switch.

Security upgrades are required under Interac, MasterCard, and VISA rules. These upgrades include the requirements to have:

(c)	EMV (Europay, MasterCard, VISA) certified chip card (the replacement technology for the historical magnetic stripe cards)software/readers, and

(d)	network approved encrypted PIN pad ("EPP") devices, installed on all ATMs and debit terminals:
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

The Corporation’s understanding of the deadlines mandated by Interac and MasterCard for conversion of ATMs and debit terminals (i.e. to read the EMV microchip on a card rather than a magnetic stripe) are as follows:

(c)	50% of all ATMs must be upgraded with an EMV certified chip pin entry device by December 31, 2011 and 100% of ATMs must be upgraded by December 31, 2012;
(d)	35% of debit terminals must be upgraded with an EMV certified chip pin entry device by December 31, 2010, 60% must be converted by December 31, 2012, and 100% must be upgraded by December 31, 2015.

VISA's rule changes do not require a switch to the new technology by any particular date. However, both MasterCard and VISA rules provide that after March 31, 2011, certain liabilities (i.e. in respect of transaction errors or frauds) will be reallocated to industry participants who are still accessing the MasterCard and VISA networks using non-upgraded equipment, cards or software.

In addition to the security upgrades to ATM and Debit Terminals, in order to access Interac, cards (i.e. the debit cards issued by financial institutions) must be upgraded (i.e. reissued) to have EMV chips installed: 65% by December 31 2011 and 100% by December 31, 2012.

The result of non-compliance can include penalties, fines, sanctions and contractual penalties by the applicable Network(s) and ultimately disconnection of the ATM and Debit Terminal device or card from the Network for failure to comply by the end dates.  The Corporation will be investing maintenance capital and upgrading its IT department to meet these upgrade deadlines.  The Corporation’s customers who own their own equipment are encouraged to make the necessary changes to their equipment and in some cases the Corporation has the contractual right to make the necessary changes for the customer (and charge the customer for the cost of the change).

The Company and/or its subsidiaries are in compliance with EMV requirements.

Investment Policies

We do not have any investments in real estate, real estate mortgages or securities involving real estate.

ITEM 4.   REMOVED AND RESERVED

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades under the symbol “WSHE”.

2011	High	Low
1st Quarter	$0.09	$0.02
2nd Quarter	$0.12	$0.01
3rd Quarter	$0.04	$0.01
4th Quarter	$0.02	$0.01

2010	High	Low
1st Quarter	$0.14	$0.08
2nd Quarter	$0.25	$0.08
3rd Quarter	$0.19	$0.07
4th Quarter	$0.29	$0.03

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of March 28, 2012, we have three hundred and sixty six (366) shareholders of record of our common stock and one hundred fifty-three (153) shareholders of record of our preferred stock.

No dividends on outstanding common or preferred stock have been paid within the last two (2) fiscal years or during any interim periods. We do not anticipate or intend to pay any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by	0	0	0
security holders

Equity compensation plans not	11,739,286	$953,393	0
approved by security holders (1)

Total	11,739,286	$953,393	0

(1) The Board of Directors adopted the Westsphere Asset Corporation 2004 Stock Option and Stock Award Plan. The Plan is administered by the Company’s President, Mr. Douglas Mac Donald.  In December 2009, the Company approved the amendment of the outstanding and current Stock Option and Stock Award Plan filed on January 26, 2005 which remains in effect to January 26, 2015.  The maximum number of shares of the Common Stock that may be optioned or awarded under this Plan is 7,500,000 pre-split shares.  No Participant shall receive, over the term of this Plan, awards of free trading stock and restricted stock, awards in the form of stock appreciation rights or options, whether incentive stock options or options other than incentive stock option, to purchase, more than 20 percent of the total shares of Common Stock authorized for issuance under the Plan.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting Company, the Company is not required to include this Item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

E-Debit and its subsidiaries generated a net loss of $1,095,912 from operations for the twelve month period ending December 31, 2011.  During the period of operations ending December 31, 2010, E-Debit and its subsidiaries generated a net loss of $1,152,944.  The decrease in year 2011’s net loss of $57,032 over the previous year was primarily due to a decrease in salaries and benefits of $59,904, a decrease in stock-based compensation of $284,120, and an increase in other income of $69,773.  The decrease in net loss is partially offset against a decrease in gross profit of $222,582, an increase in other expenses of $39,286, and an increase in interest expense of $66,638 over the same period from the previous year.

The decrease in salaries and benefits was caused by an elimination of four positions during year 2011: An account manager, a programmer, a sales consultant, and a junior accountant.

The decrease in stock-based compensation expense of $284,120 was related to the Company’s 2010 Option Grant to the Directors of the company, at a duly called Shareholder meeting on March 27, 2010. The stock-based compensation expense was determined by using the Black Scholes calculation.

The increase in other income was mainly related to the forgiveness of debt owed to the Company’s former auditor and suppliers.

The decrease in gross profit of $222,582 was primarily caused by a decrease in residual and interchange income of $637,861 and an increase in equipment and supplies cost of sales of $95,421.  The decrease is partially offset against a decrease in residual and interchange costs of $479,984.

The decrease in residual and interchange income was caused by a decrease in processing of ABM transactions over the same period from the previous year.

The increase in equipment and supplies cost of sales was mainly caused by the write off of inventory that became obsolete in 2011.

The increase in other operating expenses was mainly related to an increase in bad debt expense of $54,972, an increase in contingent expense of $30,931.  The increase is partially offset against a decrease in advertising of $38,458 and a decrease of telephone of $12,208.

The increase in the contingent expense was related to a court order filed by the Company’s former Vencash distributor for wrongful dismissal in May 2004.

The increase in interest expense was due to interest charges for the cash advanced by related parties of $57,718 and the late payments to vendors of $8,920 during the year.

In February 2011, the Company and its subsidiary, Westsphere Systems Inc., jointly signed the General Security Agreement (GSA) for the current debts owed to related parties and shareholders.  The Company has requested that the related parties and shareholders individually or collectively advance loans up to one million five hundred thousand ($1,500,000) dollars in Canadian Funds to the Company.  Loans are due “On Demand” with initial thirty-six months (36) term which can be renewed from the date initial funds were advanced.  The interest rate is Eight (8%) percent annually calculated and paid quarterly.  Under the GSA, these debts are collateralized by the Company’s Accounts Receivables, Inventory, Equipment, Intangibles, Leasehold, Real and Immovable Property, and Proceeds.

At this date, 661 ATM are being processed between three switches. There was no change in operations during the year 2011 as compared to prior year.

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

The purpose of the sale of the subsidiary was to save administration and audit costs to E-Debit since CDF had no active business activities for the last two years.  As of December 31, 2011, the Company setup $12,259 as allowance for doubtful collections of the related parties’ receivable, as the repayment of the receivables was unknown.

On August 18, 2011, the Company granted options to three consultants in the total of 2,925,000 common shares under the 2004 Stock Option and Stock Award Plan.  The option grant triggered the stock-based compensation expense of $29,227 which was determined by using the Black Scholes calculation.

On December 1, 2011, as a result of the changes to the Interac Network EMV (Europay, MasterCard, VISA) chip card requirements and to meet the financial requirements resulting from these changes, the Company completed the move of its ATM assets including ATM equipment and related Site Location and Placement Agreements into E-Debit Global Corporation’s wholly owned subsidiary VenCash Payment Solutions Inc., which segregated the Company’s Canadian national network of automated teller machines (“ATMs”) and our technical and transaction processing operations platforms (the “Switch”) which remained within Westsphere Systems Inc.  The purpose of the segregation was for the Company to sell part or all of the ATM estate.

On December 20, 2011, the Company and its subsidiaries jointly and severally, signed a General Security Agreement (GSA) as well as loan agreements related to the loan from an arms length investor for $195,835 ($200,000 CDN).  Under the GSA, this debt is collateralized by all of the Company’s assets.  As a result the aforementioned GSA dated February 2011 for the current debts owed to related parties and shareholders was cancelled in order that this new loan and GSA could be filed in priority to other loans advance to the Company by related parties.

Upon completion of the first party claim related to the December loan and GSA, the Company and its subsidiaries jointly and severally signed a GSA for the current debts owed to related parties and shareholders.  The Company has requested that the related parties and shareholders individually or collectively advance loans up to one million seven hundred and fifty thousand ($1,750,000) dollars in Canadian Funds to the Company.  The loans are due “On Demand” with initial thirty-six months (36) terms which can be renewed from the date initial funds were advanced.  The interest rate is Eight (8%) percent annually calculated and paid quarterly.  Under the GSA, these debts are collateralized by the Company’s Accounts Receivables, Inventory, Equipment, Intangibles, Leasehold, Real and Immovable Property, and Proceeds.  This $1,750,000 loan replaces the February 2011 loan for $1,500,000.

In January 2012, the Company received a copy of notice of garnishment from the bank institution against one of the subsidiaries Vencash’s bank account for the total amount not to exceed $30,931 ($31,649 CDN).  The garnishment is related to a claim filed by the Company’s former distributor Peter Gregory back in May 2004 for wrongful dismissal. The Company did not receive the notification for the judgement and is presently seeking legal advice.  This notice was rescinded by the bank upon delivery.  The company is currently reviewing the related correspondence and in consultation with legal counsel upon completion of the review will respond to any further action initiated by Gregory in this regard.

E-Debit and its subsidiaries currently do not generate sufficient revenues to meet overhead needs.  This is due to E-Debit switch operations which were launched in January 2009 and commencing rollover of ATMs to process all transactions.  The switch operations currently do not generate sufficient revenue to cover its expenses.  In addition, E-Debit continues to experience a steady decrease in gross profit.  Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases.  However, no assurance can be given that the Company will be successful in raising additional capital.

E-Debit believes that the continued investment from related parties and outside investors will continue to produce sufficient ongoing funding to meet its current and future financial requirements.

In order to meet its growth plan, E-Debit will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. E-Debit believes that it will continue as a going concern with the present revenues from its subsidiaries Westsphere Systems Inc. and Vencash Payment Solutions Inc. and loans advanced by the related parties, but it would be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Westsphere Systems Inc. and Vencash Payment Solutions Inc.

Changes in Financial Position

During fiscal year 2011, total assets increased from $1,507,230 to $1,602,685.  The increase is primarily due to an increase in cash of $96,492 and an increase in restricted cash of $112,363.  The increase is partially offset against a decrease in other receivable – related parties of $30,565 and a decrease in inventory of $64,478.

The increase in restricted cash was mainly caused by the surcharge and interchange settlement owed to customers as of December 31, 2011.  These surcharge and interchange settlements were returned to the customers on January 2, 2012.

The decrease in other receivable – related parties was mainly caused by the Company recording an allowance for doubtful accounts for other receivable - related parties as the repayment of these receivables was unknown.

The decrease in inventory was caused by the write off inventory that became obsolete in 2011.

As of December 31, 2011, E-Debit’s current liabilities consisted of accounts payable of $1,051,828, accrued liabilities of $156,287, loans payable of $358,754, indebtedness to related parties of $1,081,259, and shareholder loans of $285,194.

Accounts payable and accrued liabilities include a payable of $248,545 for the return of surcharge and interchange; the return of switch vault cash of $595,044; legal and accounting fees of $92,309; switch and hosting fees of $91,357; contingent expense of $30,931; accrued vacation payable of $8,603; investors deposits of $3,464; and $137,862 due for consulting services, office expenses and various other general fees and charges.

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $97,917 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $977 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.  The purpose of the loan is to supply vault cash to Vencash’s customer-owned ATM equipment and site locations.  Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount.

As of December 31, 2011, the balance is $97,917 ($100,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $128,272 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,280 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan was to fund the switch development project.  In February 2010, the loan was reduced by $62,212 ($65,000 CDN) in exchange for 622,123 common shares at $0.10 per share.  As of December 31, 2011, the balance is $64,626 ($66,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as loans payable.

On December 20, 2011 the Company and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an arms-length third party investor for a loan of $195,835 ($200,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Upon demand the company has forty-five (45) days to repay the Demand Loan and interest.  The purpose of the loan was to fund for the purchase of ATMs.

As of December 31, 2011, the balance is $196,211 ($200,384 CDN).  This loan is reflected in the accompanying consolidated balance sheet as Loans payable.

The following table summarizes the Company’s indebtedness to related parties’ transactions as at December 31, 2011:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$65,542	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	740,250	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	7,349	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	32,323	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	71,282	Demand loans	8% per annum
A loan advanced from E-Debit’s director for working capital.	108,219	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	32,745	Demand loans	No interest
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	23,549	Demand loans	No interest
Total	$1,081,259

The indebtedness to related parties consists of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There is no interest attached to a loan advanced from E-Debit’s director of $108,219, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $32,745, and the loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital of $23,549.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

The following table summarizes the Company’s shareholder loans transactions as at December 31, 2011:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	53,854	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	138,808	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	43,573	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	48,959	Demand loans	9% per annum
Total	$285,194

E-Debit’s shareholder loans related to cash advances from E-Debit’s vice president total $53,854, and advances from the directors total $138,808, and have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans totaling $92,532 consist of a loan advance from E-Debit’s vice president of $43,573 with an interest rate of 12% per annum and no specific terms of repayment, and a loan advance from a shareholder of $48,959 with an interest rate of 9% per annum and no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Shareholders’ deficit as of December 31, 2011 was negative $1,330,637, including an accumulated loss from operations of $5,552,991, as compared to shareholders deficit of $379,269 as of December 31, 2010. The increase in shareholders’ deficit of $951,368 was primarily due to the current year deficit of $1,095,912.  The increase in shareholders’ deficit is partially offset against the issuance of common stock of $81,700, an increase in additional paid-in capital of $29,227, and an increase in accumulated other comprehensive income of $33,617.

As of December 31, 2011, E-Debit raised $195,835 cash from an arms-length third party investor to fund for the purchase of ATMs.

As of December 31, 2011, E-Debit raised $450,892 cash advance from directors and officers to support the switch operations and general and administrative costs.

As of December 31, 2011, E-Debit raised $81,700 through its stock award plan and issued 5,835,174 common shares at $0.014 per share.

The issuance of 5,835,174 shares from the Stock Award Plan was issued as the settlement of $81,700 of debt owed to related parties.  The following table summarizes the Stock Award Plan transactions:

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

Total issued and outstanding share capital as of March 29, 2011 was 95,249,344 common shares and 70,855,900 preferred shares.

Liquidity

E-Debit and its subsidiaries currently do not generate sufficient revenues to meet overhead needs.  This is due to E-Debit switch operations which was launched in January 2009 and commencing rollover of ATMs to process all transactions.  The switch operations currently do not generate sufficient revenue to cover its expenses.  The shortages of funds, recurring losses, and stockholders’ deficit raise substantial doubt as to the Company’s ability to continue as a going concern.

E-Debit expects that its need for liquidity will increase in 2012 in anticipation of expending funds to meet the security upgrade plan.  The security upgrades are required under Interac, MasterCard, and VISA rules. These upgrades include the requirements to have:

(a)	EMV (Europay, MasterCard, VISA) certified chip card (the replacement technology for the historical magnetic stripe cards) software/readers, and

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

The result of non-compliance can include penalties, fines, sanctions and contractual penalties by the applicable Network(s) and ultimately disconnection of the ATM and Debit Terminal device or card from the Network for failure to comply by the end dates.  This has resulted in a requirement to find additional financial recourses to meet the upgrade requirements as set forth in regards to meet ongoing regulatory compliance.

E-Debit did not raise funds this year to facilitate Westsphere Systems growth opportunities due to the condition of Corporations’ financial market.

Short Term

On a short term basis, E-Debit and its subsidiaries currently do not generate sufficient revenues to meet overhead needs.  This is due to E-Debit switch operations which were launched in January 2009 and commence rollover of ATMs to process all transactions.  The switch operations currently do not generate sufficient revenue to cover it expenses.  In addition, E-Debit’s subsidiary Westsphere Systems Inc. experiencing a steady decrease in gross profit; specifically in the residual and interchange income over the past three years. The Company has incurred net losses for the years ended December 31, 2011 and 2010, and as of December 31, 2011, had a working capital deficit of $2,163,452 and an accumulated deficit of $1,330,637. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Furthermore, there is no demand for payment on the indebtedness to relate parties of $1,081,259 and shareholders’ loan of $285,194 as these liabilities are owed to internal officers and directors. E-Debit believes that the investment from related parties, outside investors, and private offering memorandum will continue to produce sufficient ongoing funding to meet its current and future financial requirements.

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

ITEM 8.     FINANCIAL STATEMENTS

E-DEBIT GLOBAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2011

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010	F-4

Consolidated Statement of Changes in Stockholders’ Deficit for the Period from January 1, 2010 through December 31, 2011	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7 to F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
E-Debit Global Corporation

We have audited the accompanying consolidated balance sheets of E-Debit Global Corporation (Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ (deficit) and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-Debit Global Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note 14, the Company has incurred net losses for the years ended December 31, 2011 and 2010, and had a working capital deficit and a stockholders’ deficit at December 31, 2011 and 2010, which raise substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to this matter is also discussed in Note 14. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
7931 S. Broadway, #314
Littleton, Colorado 80122

April 6, 2012

E-DEBIT GLOBAL CORPORATION
Consolidated Balance Sheets
December 31, 2011 and 2010

ASSETS	2011	2010 (Restated)
CURRENT ASSETS
Cash	$96,492	$—
Restricted cash	595,044	482,681
Accounts receivable net of allowance for doubtful accounts of $13,172 and $902	37,342	41,773
Other receivable – related parties	6,917	37,482
Inventory	14,058	78,536
Prepaid expense and deposit	20,017	22,322
Total current assets	769,870	662,794

Property and equipment, net of depreciation	232,113	183,450
Property and equipment, idle	364,625	376,113
Investment, at cost	20	10
Deposit - related party	156,668	160,010
Intangible Assets, net of amortization	79,389	124,853

Total Assets	$1,602,685	$1,507,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$—	$20,918
Accounts payable	1,051,828	811,844
Accrued liabilities	156,287	213,360
Loans payable	358,754	166,010
Indebtedness to related parties	1,081,259	437,353
Shareholder loans	285,194	237,014
Total current liabilities	2,933,322	1,886,499

Total liabilities	2,933,322	1,886,499

STOCKHOLDERS’ DEFICIT
Preferred stock – authorized 75,000,000 shares, no par value, 70,855,900 shares issued and outstanding at December 31, 2011 and 70,855,900 at December 31, 2010	1,400,855	1,400,855
Common stock - authorized 500,000,000 shares, no par value: 95,249,344 shares issued and outstanding at December 31, 2011 and 89,413,630 at December 31, 2010	2,051,570	1,969,870
Additional paid-in capital	654,018	624,791
Accumulated other comprehensive income	115,911	82,294
Accumulated deficit	(5,552,991)	(4,457,079)
Total stockholders’ deficit	(1,330,637)	(379,269)

Total liabilities and stockholders’ Deficit	$1,602,685	$1,507,230

The accompanying notes are an integral part of these statements.

E-DEBIT GLOBAL CORPORATION
Consolidated Statements of Operations
For the Years Ended December 31, 2011 and 2010

	2011	2010
Revenue -
Equipment and supplies	$61,882	$24,173
Residual and interchange income	3,210,073	3,847,934
Other	73,734	100,399
Total revenue	3,345,689	3,972,506

Cost of sales -
Equipment and supplies	121,338	25,917
Residual and interchange costs	2,172,321	2,652,305
Other	614,897	634,569
Total cost of sales	2,908,556	3,312,791
Gross profit	437,133	659,715

Operating expenses -
Depreciation and amortization	99,810	80,125
Consulting fees	195,575	185,488
Legal and accounting fees	93,757	89,008
Salaries and benefits	537,835	597,739
Stock-based compensation	29,227	313,347
Travel, delivery and vehicle expenses	64,512	70,784
Other	452,236	412,950
Total operating expenses	1,472,952	1,749,441

(-Loss-) from operations	(1,035,819)	(1,089,726)

Other income (expense) -
Interest income	—	10
Other income	89,931	20,158
Interest expense	(150,024)	(83,386)
Net (-loss-) before income taxes	(1,095,912)	(1,152,944)

Provision for income taxes	—	—

Net (-loss-)	$(1,095,912)	$(1,152,944)

Basic net (-loss-) per common share	$(0.01)	$(0.02)

Weighted average number of shares outstanding	93,543,094	56,274,345

Other comprehensive income (loss) -
Net (-loss-)	$(1,095,912)	$(1,152,944)
Foreign currency translation adjustment	33,617	5,791
Total comprehensive (-loss-)	$(1,062,295)	$(1,147,153)

The accompanying notes are an integral part of these statements.

E-DEBIT GLOBAL CORPORATION
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2011 and 2010

	Preferred Stock		Common Stock		Additional Paid-in	Foreign Currency Translation	Accumulated
	Shares	Amount	Shares	Amount	Capital	Adjustment	(Deficit)	Total
Balance, January 1, 2010	70,855,900	$1,400,855	16,958,630	$754,824	$311,444	$76,503	$(3,304,135)	$(760,509)

Exercise of options to officers for settlement of debts – related parties	—	—	2,650,000	37,100	—	—	—	37,100

Exercise of options to consultants for settlement of debts – related parties	—	—	7,425,000	103,950	—	—	—	103,950

Private offering issued for cash proceeds	—	—	4,871,025	97,442	—	—	—	97,442

Private offering issued for card management system	—	—	26,877,780	537,556	—	—	—	537,556

Private offering issued to officers for settlement of debts – related parties	—	—	8,230,265	164,877	—	—	—	164,877

Private offering issued to consultants for settlement of debts – related parties	—	—	22,400,930	448,041	—	—	—	448,041

Stock based compensation resulting from granting of stock options to directors	—	—	—	—	313,347	—	—	313,347

Net loss for the year ended December 31, 2010	—	—	—	—	—	5,791	(1,152,944)	(1,147,153)
Balance, December 31, 2010	70,855,900	$1,400,855	89,413,630	$2,143,790	$624,791	$82,294	$(4,457,079)	$(205,349)
Adjustment – revaluation of card management system				(173,920)				(173,920)
Balance, December 31, 2010 (Restated)	70,855,900	$1,400,855	89,413,630	$1,969,870	$624,791	$82,294	$(4,457,079)	$(379,269)
Exercise of options to officers for settlement of debts – related parties	—	—	1,125,000	15,750	—	—	—	15,750

Exercise of options to a director for settlement of debts – related parties	—	—	1,785,714	25,000	—	—	—	25,000

Exercise of options to consultants for settlement of debts – related parties	—	—	2,925,000	40,950	—	—	—	40,950
Stock based compensation resulting from granting of stock options to consultants	—	—	—	—	29,227	—	—	29,227

Net loss for the year ended December 31, 2011	—	—	—	—	—	33,617	(1,095,912)	(1,062,295)
Balance, December 31, 2011	70,855,900	$1,400,855	95,249,344	$2,051,570	$654,018	$115,911	$(5,552,991)	$(1,330,637)

The accompanying notes are an integral part of these statements.

E-DEBIT GLOBAL CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011	2010 (Restated)
Cash flows from operating activities:
Net (loss) income from operations	$(1,095,912)	$(1,152,944)
Reconciling adjustments -
Depreciation and amortization	99,810	80,125
Stock-based compensation	29,227	313,347
Impairment of inventory and receivable	121,669	94,377
Other non-cash transactions	(89,931)	(20,158)
Changes in operating assets and liabilities
Restricted cash	(112,363)	127,948
Accounts receivable	34,996	3,361
Inventory	64,478	72,600
Prepaid expenses and other	2,305	(17,304)
Cash overdraft	(20,918)	(2,753)
Accounts payable and accrued liabilities	182,911	(207,967)
Net cash (used for) provided by operations	(783,728)	(709,368)

Cash flows from investing activities:
Purchase of equipment	(48,689)	(43,590)
Disposal of equipment	—	—
Net cash (used for) investing activities	(48,689)	(43,590)

Cash flows from financing activities:
Advances from related parties & exercise of options	312,339	128,382
Private offering	—	97,442
Proceeds from loans	643,636	568,245
Repayments of loans	(60,683)	(46,902)
Net cash provided by financing activities	895,292	747,167

Foreign currency translation adjustment	33,617	5,791
Net change in cash and cash equivalents	96,492	—
Cash at beginning of year	—	—
Cash at end of year	$96,492	$—

Supplemental schedules:
Cash paid for interest	$80,834	$77,191
Cash paid for income taxes	$—	$—
Noncash investing and financing activities
Shares issued for the forgiveness of debt	$71,238	$53,741
Shares issued for the card management system	$—	$363,636

The accompanying notes are an integral part of these statements.

E-DEBIT GLOBAL CORPORATION
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

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
On October 26, 2010, the Company amended its articles of incorporation to increase its authorized capital to Five Hundred Million (500,000,000) shares of no par value common stock and Seventy Five Million (75,000,000) of no par value preferred stock.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. The Company has a minority interest in two entities that are not consolidated and are immaterial.  All inter-company accounts have been eliminated in the consolidation.

Subsidiaries	Percentage of Ownership

Westsphere Systems Inc.	100%
E Debit International Inc.	100%
Vencash Capital Corporation	100%
Vencash Payment Solutions Inc.	100%
Westsphere Capital Group Ltd.	100%

Minority interests in the income and equity of consolidated subsidiaries that are less than wholly-owned are recorded except when the subsidiary has a deficit and there are no agreements for the minority shareholders to contribute additional capital. As of December 31, 2011 all minority-owned subsidiaries had deficits and therefore no minority interest is recorded.

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

Cash and Cash Equivalents

Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  Cash equivalents totaled $96,492 and $-0- at December 31, 2011 and 2010, respectively.

Restricted cash

The Company relies on a contractual agreement with Moneris Solution Corporation to settle daily ATM vault cash dispensements throughout our ATM Network into our bank account.  The ATM vault cash will be settled to the cash owners within 24 hours turn around.

Estimated Fair Value of Financial Instruments

The carrying amounts of current assets and current liabilities approximate fair value because of the short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments.

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

Accounts Receivable

Accounts receivable consist of amounts due from customers.  The nature of the receivables consists of equipment sales, parts and accessories, and service provided.  The Company considers accounts more than 180 days old to be past due, since the Company can withhold the transactions revenue owed to the customers should their receivables become past due.  The account is deemed uncollectible and written off when the site locations are out of business and or in receivership.  The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance.

	2011	2010
Accounts Receivable
Equipment	$5,579	$-
Services	462	19,752
Other	44,473	22,923
	50,514	42,675

Less: Allowance for doubtful accounts	(13,172)	(902)
	$37,342	$41,773

The bad debt expense for the year ended December 31, 2011 and 2010 totaled $74,223 and $19,251, respectively.  The bad debt is reflected in the accompanying consolidated Statements of Operations as Other operating expenses.

Inventory

Inventory consists of the following elements:

	Quantity	Cost
December 31, 2011 -
ATM	6	$14,058
POS	-	-
Parts and accessories	-	-
Total		$14,058

	Quantity	Cost
December 31, 2010 -
ATM	46	$40,696
POS	-	-
Parts and accessories	1,237	37,840
Total		$78,536

Inventories are valued at the lower of cost (on a first-in, first-out method) or net realizable value.

Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated using a declining balance method over the estimated useful lives of the property and equipment.

Stock Splits

On March 26, 2010, the Board of E-Debit Global Corporation authorized the initial forward split of the Corporation’s preferred shares on a basis of 10 preferred shares for each 1 preferred share.

On October 26, 2010, pursuant to the authorization of the Company’s shareholders given at the annual shareholders meeting held on March 27, 2010, management filed a notice of corporate action with the Financial Industry Regulatory Authority declaring a 5 to 1 forward split of the outstanding common stock effective November 8, 2010 or as soon thereafter as determined by FINRA.

On November 15, 2010, the Financial Industry Regulatory Authority made the previously announced 5 to 1 forward split of the outstanding common stock effective.  The new symbol for the common stock is WSHED.  After twenty days the “D” was removed from the symbol.  The additional shares are payable upon surrender to the transfer agent.  A forward split of outstanding preferred stock on a 5 to 1 basis was also effective on November 15, 2010.

Total issued and outstanding share capital after the forward splits was 89,413,630 common shares and 70,855,000 preferred shares as of December 31, 2010.

All references to common and preferred shares within the accompanying consolidated financial statements have been retroactively restated to reflect post-split figures.

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing the net (loss) by the weighted average number of shares outstanding during the years ended December 31, 2011 and 2010 respectively.  Diluted earnings (loss) per common share is calculated by dividing the applicable net earnings (loss) by the sum of the weighted-average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive E Debit Global Corporation common shares had been issued during the years ended December 31, 2011 and 2010.

Total outstanding stock options of 11,739,286 and 17,575,000 at December 31, 2011 and December 31, 2010, respectively, that would potentially dilute the earnings per share.  However, these stock options are anti-dilutive and were not included in the earnings per share calculation.  As a result, there is no variance between basic and dilute earnings per share at December 31, 2011 and December 31, 2010.

Total outstanding convertible preferred shares of 70,855,900 and 70,855,900 at December 31, 2011 and December 31, 2010, respectively, would potentially dilute the earnings per share.  The preferred shareholders have the right to convert such preferred share to a share of common stock (1:1) upon delivery of 21 days written notice to the Company, at a price of $0.05 per share payable to the Company.

Impairment of Long-Lived Assets

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

The Company rents ATM machines to customers on a month-to-month basis. The carrying value of property rented to customers as of December 31, 2011 is $963.  Because all rental agreements are on a month-to-month basis, there are no minimum future rentals.

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

Concentration of credit risk

The Company depends (directly or indirectly) on Switch equipment and software particularly ACI Worldwide Inc. related to the Company’s Switch and an interruption in or the termination of any contract or business arrangement with ACI Worldwide Inc. could have a material adverse effect on The Company's Business.  Although the Company maintains switching contract relations with two alternative Switch providers our business would be interrupted until transition and during the period of transition it could trigger financial loss to the Company.

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

Other financial instruments that potentially subject the Company to significant concentrations of credit risk include cash equivalents, restricted cash, and notes and accounts receivable.  The Company maintains its cash balances in the form of bank demand deposits and money market accounts that management believes to be of high credit quality.  The balance at times may exceed federally insured limits.  Accounts receivable are typically uncollateralized and are derived from transactions with and from customers primarily located in Canada.

No revenues to unaffiliated customers represented 10% or more of the Company’s revenue for the years ended December 31, 2011 and 2010.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Advertising expenses

The Company expenses advertising costs as incurred and the total amounts for 2011 and 2010 were nominal.

Dividends

The Company did not declare or pay any dividends during the years presented.

Reclassifications

Certain reclassifications were made to conform 2010 to the 2011 financial statement presentation. There is no impact to operations or cash flows.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, ("ASU 2011-08"), which amends the guidance in ASC 350-20, "Intangibles - Goodwill and Other." Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for the Company's fiscal year beginning January 1, 2012, with early adoption permitted. The Company is currently evaluating the effect that ASU 2011-08 will have on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Note 3 – Restatement of Consolidated Financial Statements

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

A summary of the changes to the financial statements as of December 31, 2010 is shown below:

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2010
	Previously Reported	Adjustment	Restated (Unaudited)
Current assets	$662,794	$-	$662,794
Property and equipment, net of depreciation	183,450	-	183,450
Property and equipment – idle	550,033	(173,920)	376,113
Investment at cost	10	-	10
Note receivable	160,010	-	160,010
Intangible assets, net of amortization	124,853	-	124,853
Total assets	$1,681,150	$(173,920)	$1,507,230

Current liabilities	$1,886,499	$-	$1,886,499
Long term debt	-	-	-
Stockholders’ (deficit)	(205,349)	(173,920)	(379,269)
Total liabilities and stockholders’ (deficit)	$1,681,150	$(173,920)	$1,507,230

Note 4 – Property and Equipment

Property and equipment in service consists of the following elements:

	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rate and Method
December 31, 2010 -
Office furniture and equipment	$65,355	$26,945	$38,410	20% DB
Computer hardware and software	133,694	108,921	24,773	30% DB
ATM machines	182,017	65,178	116,839	30% DB
Other	8,428	5,000	3,428	Various
	$389,494	$206,044	$183,450
December 31, 2011 -
Office furniture and equipment	$60,772	$31,274	$29,498	20% DB
Computer hardware and software	175,699	118,420	57,279	30% DB
ATM machines	236,845	93,317	143,528	30% DB
Other	8,252	6,444	1,808	Various
	$481,568	$249,455	$232,113

There are no leased ATMs included in the Company’s property and equipment for the year ended December 31, 2011 and for the year ended December 31, 2010.

Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives.  Depreciation expense for the year ended December 31, 2011 and December 31, 2010 totaled $99,810 and $80,125, respectively.

Property and equipment, idle consists of the following elements:

Cost
December 31, 2010 -
Computer hardware and software	$376,113
$376,113
December 31, 2011 -
Computer hardware and software	$364,625
$364,625

The property and equipment, idle was related to the purchase of computer hardware and software for the card management system in June 2010.  The software and computer hardware was purchased as a turnkey operating system which focused on a loyalty based platform.  As of December 31, 2011, the system is being expanded from its loyalty based platform to cash based platform.  The Company is expecting the expansion of the systems to be completed by the second quarter of 2012.

Note 5 – Deferred Costs/Intangible Assets

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

Depreciation is calculated using a declining balance method.

Intangible assets consist of the following elements:

	Cost	Accumulated Amortization	Net Book Value	Depreciation Method
December 31, 2010 -
License – ACI	$167,846	$60,423	$107,423	Straight-line
Patent	15,000	13,975	1,025	Straight-line
License – Paragon	18,227	$1,822	16,405	Straight-line
	$201,073	$76,220	$124,853
December 31, 2011 -
License – ACI	$164,340	$98,605	$65,735	Straight-line
Patent	14,688	13,884	804	Straight-line
License – Paragon	17,846	$4,996	12,850	Straight-line
	$196,874	$117,485	$79,389

Amortization has been provided in amounts sufficient to recover asset costs over their estimated useful lives.  Amortization expense of intangible assets for the year ended December 31, 2011 and December 31, 2010 totaled $25,263 and $29,306, respectively.  This amortization expense was part of the totals which are reflected in the accompanying consolidated statements of operations as Depreciation and amortization.

Expected future depreciation and amortization of the intangible assets are as follows:

Year	Amount
2012	$36,638
2013	$36,638
2014	$3,770
2015	$2,343

Note 6 – Loans Payable

In September 2007, WSI entered into a loan agreement with an initial term of twelve months totaling $97,917 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $977 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  WSI must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan is to supply vault cash to WSI’s customer-owned ATM equipment and site locations.  WSI supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount (see note 5).

As of December 31, 2011, the balance is $97,917 ($100,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as Loans payable.

In November 2007, E-Debit’s subsidiary Westsphere Systems Inc. (WSI) raised $128,272 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,280 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  WSI must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan is to fund the switch development project.  In February 2010, the loan was reduced by $62,212 ($65,000 CDN) with the purchase of E-Debit’s private offering memorandum of 622,123 common shares at $0.10 per share.  As of December 31, 2011, the balance is $64,626 ($66,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as Loans payable.

On December 20, 2011 the Company and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an arms-length third party investor for a loan of $195,835 ($200,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Company’s assets.  Upon demand the company has forty-five (45) days to repay the Demand Loan and interest.  As of December 31, 2011, the balance is $196,211 ($200,384 CDN).  This loan is reflected in the accompanying consolidated balance sheet as Loans payable.

Note 7– Common and Preferred Stock

On October 26, 2010, the Board of E-Debit Global Corporation approved a 5 to 1 forward split of the outstanding common stock effective November 8, 2010 and increased its authorized capital to Five Hundred Million (500,000,000) shares of no par value common stock and Seventy Five Million (75,000,000) of no par value preferred stock.  The resulting stock split increased the Company’s issued and outstanding shares from 17,882,726 to 89,413,630.

Stock Award Plan

During 2002, the Company adopted the 2002 Employees Stock Option and Stock Award Plan for directors, employees and consultants. The maximum number of shares that may be optioned or awarded under the plan is 20,000,000.  In December 2009, the Company approved the amendment of the outstanding and current Stock Option and Stock Award Plan filed on January 26, 2005 which remains in effect to January 26, 2015.  The maximum number of shares that may be optioned or awarded under the plan is amended to 35,000,000.  Additional provisions of the plan call for awards, exercise prices and vesting to be determined by the board of directors or its designated administrator.  See also Note 9.

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

Private offering issued for card management system

In June 2010, E-Debit issued 26,877,780 common shares to a supplier from the private offering for the purchase of the idle property and equipment initially valued at $363,636.

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

Year 2011

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

In August 2011, a consultant exercised his options of 200,000 common shares at $0.014 per share for a total of $2,800.  The issuance of 200,000 shares was issued as the settlement of $2,800 of debt owed to an affiliated company that is controlled by the Company’s president.

In August 2011, a consultant exercised his options of 875,000 common shares at $0.014 per share for a total of $12,250.  The issuance of 875,000 shares was issued as the settlement of $12,250 of debt owed to an affiliated company that is controlled by the Company’s president.

In August 2011, a consultant exercised his options of 1,850,000 common shares at $0.014 per share for a total of $25,900.  The issuance of 1,850,000 shares was issued as the settlement of $25,900 of debt owed to an affiliated company that is controlled by the Company’s president.

Preferred stock

The Board of E-Debit Global Corporation authorized the initial forward split of the Corporation’s preferred shares on a basis of 10 preferred shares for each 1 preferred share effective March 26, 2010.  The resulting stock split increased the Company’s issued and outstanding preferred shares from 1,417,118 to 14,171,180 shares.

The Board of E-Debit Global Corporation authorized a forward split of the Corporation’s preferred shares on a basis of 5 preferred shares for each 1 preferred share effective November 15, 2010. The resulting stock split increased the Company’s issued and outstanding preferred shares from 14,171,180 to 70,855,900 shares.

All preferred shares are voting shares.  However, voting of such preferred shares vest with the Board of Directors as set out in the shareholder’s resolution approved at the Annual Meeting of Shareholders held on December 7, 2002.

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

The preferred shares are non-cumulative.  Any dividend distribution results in the preferred stock receiving the first 30 percent of the total dividend issued and then participating equally in a pro-rata manner with all share classes.

There are no liquidation rights or preferences that the preferred stock holds over common stock.

In November 2010, the Board of E-Debit Global Corporation decided in favor of setting the condition for conversion of the preferred shares of the Company to the Common Stock of the Company at two ($0.02) cents per converted share payable to the Company.  The amendment to the conversion had not been implemented as of April 2012.

Note 8 – Income Taxes

The Company is required to file United States income tax returns, and the Company’s operating subsidiaries file Canadian income tax returns.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are comprised entirely of net operating loss carry-forwards.

For the years ended December 31, 2011 and 2010, the reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

	2011	2010
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(34)	(34)
	-%	-%

The Company has estimated net operating loss carry forwards of $5,105,839 available to reduce future taxable income, which expire as follows:

2021	$185,899
2022	$249,921
2023	$252,849
2024	$569,296
2027	$314,427
2028	$650,868
2029	$976,297
2030	$839,597
2031	$1,066,685
$5,105,839

The Company has a limited history of earnings, and there is no guarantee of future earnings to offset the net operating loss carry forwards. The deferred tax asset resulting from the net operating loss carry forwards of approximately $1,735,985 is offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  The net increase in the valuation allowance was approximately $362,673 from December 31, 2010 to December 31, 2011, and primarily results from the operating loss for the year ended December 31, 2011.

The Company has no U.S. income other than from its Canadian subsidiaries. The Company anticipates that foreign tax credits allowed for payment of Canadian taxes will be sufficient so that there will be no U.S. income tax liability for the parent company.

The Company is delinquent on filing its Federal and state tax returns and may be subject to penalties and interest.  All delinquent income tax returns are subject to Federal and state tax examinations by tax authorities.  A contingency exists with respect to this matter, the ultimate resolution of which may not be presently determined.

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

Following is a table of outstanding options and changes during 2011 and 2010:

	Employee Options *	Non- Employee Options *	Weighted Average Exercise Price *	Aggregate Intrinsic Value
Options Outstanding, December 31, 2009	14,747,625	8,700,000	$0.07	$0
Options granted in 2010	4,400,000	650,000	$0.07	—
Options exercised in 2010	(2,650,000)	(7,425,000)	$0.01	—
Options cancelled in 2010	(847,625)	—	$0.01	—
Options Outstanding, December 31, 2010	15,650,000	1,925,000	$0.07	$0
Options granted in 2011	—	2,925,000	$0.01	—
Options exercised in 2011	(2,910,714)	(2,925,000)	$0.01	—
Options cancelled in 2011	(2,925,000)	—	$0.01	—
Options Outstanding, December 31, 2011	9,814,286	1,925,000	$0.08	$0
Options Exercisable, December 31, 2011	9,814,286	1,925,000	$0.08	$0

All outstanding options vest immediately.

If not previously exercised or canceled, options outstanding at December 31, 2011 will expire as follows:

	Range of Exercise Prices		Number of Shares	Weighted Average Exercise Price
	High	Low
January 26, 2015	.01	.01	7,339,286	.01
August 15, 2015	.20	.20	4,400,000	.20

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

During the years ended December 31, 2011 and 2010, the Company used the simplified method for estimating the fair value expense for granted stock options.  The Company used the simplified method due to its limited history of using stock options.

The fair value of the options was calculated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010
Risk-free interest rate	0.01% - 0.20%	0.01% - 0.68%
Dividend yield	0.00%	0.00%
Volatility factor	514%	340%
Expect life	0.01 – 1.75 years	0.01 – 2.50 years

The fair value of the options granted in 2010 totaled $313,347, which was fully expensed as of December 31, 2010.

The fair value of the options granted in 2011 totaled $29,227, which was fully expensed as of December 31, 2011.

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

The Company also has various obligations for auto and equipment leases through 2016.

The Company’s real estate leases and one auto lease are signed with an affiliated company that is controlled by the Company’s president.

Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2012	$73,264	$17,817
2013	$73,264	$12,013
2014	$12,211	$11,583
2015	$—	$6,953
2016	$—	$2,319

	December 31,
	2011	2010
Rental expense	$83,475	$94,568

The Company leases telephone equipment under non-cancellable capital lease commencing January 2011 and expire in May 2015 with the option to purchase at the expiration of the 48 month lease term.  As of December 31, 2011, the cost of telephone equipment under capital lease at the Company is $21,379 with accumulated amortization of $4,277.

Minimum future capital lease payments under non-cancellable capital lease having remaining terms in excess of one year are as follows:

Capital Lease
2012	$6,648
2013	$6,648
2014	$6,648
2015	$2,216

On April 7, 2004, the Company sued Fred and Linda Sebastian to recover an outstanding loan of $80,000 (CDN) plus interest and court costs. The Company has reserved this amount due to the uncertainty of recovery. The defendant has withdrawn the counterclaim.  As of March 2008, no further actions were filed by either party.

On May 28, 2004 Peter Gregory filed an action in the Ontario Superior Court of Justice against Vencash Capital Corporation.  Peter Gregory was a former Vencash distributor and agent who filed the action related to a claim of wrongful dismissal from Vencash of $260,000 (CDN).  On July 30, 2004 Vencash filed a Statement of Defence and Counterclaim in the amount of $1,600,000 for breach of contract, breach of confidence, breach of fiduciary duties, interference with economic relations, damages for inducing breach of contract, and punitive damages. The Company believes the claim by Gregory to be without merit.  In January 2012, the Company received a copy of notice of garnishment from our bank institution against Vencash’s bank account for the total amount not to exceed $31,649 CDN.  The Company did not receive the notification for the judgement and is presently seeking legal advice.  This notice was rescinded by the bank upon delivery.  The company is currently reviewing the related correspondence and in consultation with legal counsel upon completion of the review will respond to any further action initiated by Gregory in this regard.

On January 25, 2009, Victory ATM filed an action in the Nova Scotia Superior Court against Vencash Capital Corporation.  Victory ATM was formerly a customer of Vencash distributor Bullion Investments Inc. and claimed that supplied vault cash to a contracted armoured car company had been misappropriated for a total of approximately $45,000 CDN.  The Company has filed a statement of defense stating that Vencash had no care control or access to the vault cash supplied by Victory ATM and the only role that Vencash played was processing the Victory ATM in their designated site locations.  The Company believes the claim by Victory ATM to be without merit and has not accrued a liability for the claim.  As of March 2011, no further court actions have been initiated to date and our Nova Scotia legal counsel has advised that she will monitor this situation and upon discussion with Victory ATM legal counsel will make application to the courts to have the claim initiated against Vencash terminated.

Since 2009, Interac, MasterCard and VISA have mandated a hardware and software security upgrade for ATMs, Debit Terminals and the Corporation’s Switch.

Security upgrades are required under Interac, MasterCard, and VISA rules. These upgrades include the requirements to have:

(a)	EMV (Europay, MasterCard, VISA) certified chip card (the replacement technology for the historical magnetic stripe cards)software/readers, and

(b)	network approved encrypted PIN pad ("EPP") devices, installed on all ATMs and debit terminals:
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

The Corporation’s understanding of the deadlines mandated by Interac and MasterCard for conversion of ATMs and debit terminals (i.e. to read the EMV microchip on a card rather than a magnetic stripe) are as follows:

(a)	50% of all ATMs must be upgraded with an EMV certified chip pin entry device by December 31, 2011 and 100% of ATMs must be upgraded by December 31, 2012;
(b)	35% of debit terminals must be upgraded with an EMV certified chip pin entry device by December 31, 2010, 60% must be converted by December 31, 2012, and 100% must be upgraded by December 31, 2015.

VISA's rule changes do not require a switch to the new technology by any particular date. However, both MasterCard and VISA rules provide that after March 31, 2011, certain liabilities (i.e. in respect of transaction errors or frauds) will be reallocated to industry participants who are still accessing the MasterCard and VISA networks using non-upgraded equipment, cards or software.

In addition to the security upgrades to ATM and Debit Terminals, in order to access Interac, cards (i.e. the debit cards issued by financial institutions) must be upgraded (i.e. reissued) to have EMV chips installed: 65% by December 31 2011 and 100% by December 31, 2012.

The result of non-compliance can include penalties, fines, sanctions and contractual penalties by the applicable Network(s) and ultimately disconnection of the ATM and Debit Terminal device or card from the Network for failure to comply by the end dates.  The Corporation will be investing maintenance capital and upgrading its IT department to meet these upgrade deadlines.  The Corporation’s customers who own their own equipment are encouraged to make the necessary changes to their equipment and in some cases the Corporation has the contractual right to make the necessary changes for the customer (and charge the customer for the cost of the change).

The Company and/or its subsidiaries are in compliance with EMV requirements.

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

The purpose of the sale of the subsidiaries was to save administration and audit costs to E-Debit since PFS and CDF have had no active business activities for the last four years.  As of December 31, 2011, the Company setup as allowance for doubtful collections of $51,386 for the related parties’ receivables as the repayment of the receivables was unknown.

The following table summarizes the Company’s others receivable to related parties transactions as of December 31, 2011 and December 31, 2010:

	2011	2010
1105725 Alberta Ltd. o/a	$39,127	$37,482
Personal Financial Solutions	12,259	-
Cash Direct Financial Services Ltd.	6,917	-
Accounts receivable – directors	$58,303	$37,482

Less: Allowance for doubtful accounts	(51,386)	-
	$6,917	$37,482

The current outstanding advances are reflected in the accompanying consolidated balance sheet as other receivable – related parties and totaled $6,917 and $37,482, respectively, at December 31, 2011 and December 31, 2010.

Deposit – related party:

The deposit – related parties consists of an amount due from a contractor, Trans Armored Canada (TAC).  The deposit carries no interest rate, and requires no monthly payments.  The purpose of this deposit is to supply vault cash to E-Debit’s wholly owned subsidiary Vencash Payment Solutions Inc. (VPSI)’s customer-owned ATM equipment and site locations.  The Company earns revenues from surcharge transactions generated from these ATMs.

VPSI supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.  VPSI has subcontracted TAC to deliver vault cash to these site locations.  TAC is accountable for the rotation of the cash.  The deposit is receivable on demand.

Presently, the Company’s President and Chief Executive Officer sits as a member of the board of directors which represents 50% of TAC’s board of directors and the Company has the option to purchase 20% ownership in TAC.

The following table summarizes the Company’s note receivable to related parties transactions as of December 31, 2011 and December 31, 2010:

	2011	2010
Trans Armored Canada	$156,668	$160,010
Less: Allowance for doubtful accounts	-	-
	$156,668	$160,010

The current outstanding advance are reflected in the accompanying consolidated balance sheet as deposit – related parties and totaled $156,668 and $160,010, respectively, at December 31, 2011 and December 31, 2010.

Indebtedness to related parties:

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

Year 2011

The Company expensed $101,285 ($103,635 CDN) during 2011 for consulting and management services to an affiliated company that is controlled by the Company’s president.  This expense is reflected in the accompanying consolidated Statements of Operations as a Consulting fees.

In February 2011, the Company and its subsidiary, Westsphere Systems Inc., jointly signed the General Security Agreement (GSA) for the current debts owed to related parties and shareholders.  The Company has requested that the related parties and shareholders individually or collectively advance loans up to one million five hundred thousand ($1,500,000) dollars in Canadian Funds to the Company.  The terms of loans are “On Demand” with initial thirty-six months (36) terms which can be renewed from the date initial funds were advanced.  The interest rate is Eight (8%) percent annually calculated and paid quarterly.  Under the GSA, these debts are collateralized by the Company’s Accounts Receivables, Inventory, Equipment, Intangibles, Leasehold, Real and Immovable Property, and Proceeds.

In December 2011, the Company and its subsidiaries jointly and severally, signed a General Security Agreement (GSA) as well as loan agreements related to the loan from an arms length investor for $200,000.  As a result the aforementioned GSA dated February 2011 was cancelled in order that this new loan and GSA could be filed in priority to other loans advance to the Company by related parties.

Upon completion of the first party claim related to the December loan and GSA the Company and its subsidiaries jointly and severally signed a GSA for the current debts owed to related parties and shareholders.  The Company has requested that the related parties and shareholders individually or collectively advance loans up to one million seven hundred and fifty thousand ($1,750,000) dollars in Canadian Funds to the Company.  The terms of loans are “On Demand” with initial thirty-six months (36) terms which can be renewed from the date initial funds were advanced.  The interest rate is Eight (8%) percent annually calculated and paid quarterly.  Under the GSA, these debts are collateralized by the Company’s Accounts Receivables, Inventory, Equipment, Intangibles, Leasehold, Real and Immovable Property, and Proceeds.

The total amount owed to related parties as of December 31, 2011 is 1,366,453 USD.  The remaining credit available to be drawn against related to this GSA and Line of Credit is $383,547 USD.

The following table summarizes the Company’s indebtedness to related parties’ transactions as at December 31, 2011:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$65,542	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	740,250	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	7,349	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	32,323	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	71,282	Demand loans	8% per annum
A loan advanced from E-Debit’s director for working capital.	108,219	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	32,745	Demand loans	No interest
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	23,549	Demand loans	No interest
Total	$1,081,259

The indebtedness to related parties consists of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There is no interest attached to a loan advanced from E-Debit’s director of $108,219, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $32,745, and the loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital of $23,549.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

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

Year 2011

In February 2011, the Company and its subsidiary, Westsphere Systems Inc., jointly signed the General Security Agreement (GSA) for the current debts owed to related parties and shareholders.  The Company has requested that the related parties and shareholders individually or collectively advance loans up to one million five hundred thousand ($1,500,000) dollars in Canadian Funds to the Company.  The terms of loans are “On Demand” with initial thirty-six months (36) terms which can be renewed from the date initial funds were advanced.  The interest rate is Eight (8%) percent annually calculated and paid quarterly.  Under the GSA, these debts are collateralized by the Company’s Accounts Receivables, Inventory, Equipment, Intangibles, Leasehold, Real and Immovable Property, and Proceeds.

The following table summarizes the Company’s shareholder loans transactions as at December 31, 2011:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	53,854	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	138,808	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	43,573	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	48,959	Demand loans	9% per annum
Total	$285,194

E-Debit’s shareholder loans related to cash advances from E-Debit’s vice president total $53,854, and advances from the directors total $138,808, and have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans totaling $92,532 consist of a loan advance from E-Debit’s vice president of $43,573 with an interest rate of 12% per annum and no specific terms of repayment, and a loan advance from a shareholder of $48,959 with an interest rate of 9% per annum and no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Note 13 – Subsequent Events

In December 2011, the Company is in the process of negotiations with the third party investor potentially purchasing part or all of the ATM estate.  Management is expecting the transaction to be completed by the end of the second quarter 2012.

In January 2012, the Company received a copy of notice of garnishment from the bank institution against one of the subsidiaries Vencash’s bank account for the total amount not to exceed $31,649 CDN.  The garnishment is related to a claim filed by the Company’s former distributor Peter Gregory back in May 2004 for wrongful dismissal as disclosed in note 10. The Company did not receive the notification for the judgement and is presently seeking legal advice.  This notice was rescinded by the bank upon delivery.  The company is currently reviewing the related correspondence and is in consultation with legal counsel, and upon completion of the review will respond to any further action.

Note 14 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses for the years ended December 31, 2011 and 2010, and had a working capital deficit and a stockholders’ deficit at December 31, 2011 and 2010.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.  Furthermore, the management is in the process of restructuring, reorganization and consolidation of all its operations as a whole in order to save costs.  In addition, there is no demand for payment on the accounts payable to related parties of $1,081,259 and shareholder loans of $285,194 as these liabilities are owed to internal officers and directors.   Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are not effective as of December 31, 2011. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Although management did not conduct an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, it has concluded that notwithstanding the foregoing, the Company’s internal controls over financial reporting are not effective due to material audit adjustments. This is based on the fact that we have only 15 employees. As noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

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

The following table furnishes the information concerning the members of our Board of Directors and Officers as of March 31, 2012. Our Directors are elected every year and serve until their successors are elected and qualified:

Name	Age	Title	Term of Service
Douglas N. Mac Donald	63	Director, President, CEO	07/98 to present
Robert L. Robins	70	Director/V.P./Sec. Treasurer	07/98 to present
Dr. Roy Queen	69	Director	12/98 to present
Kim Law	44	V.P./CFO Director	05/00 to present 08/02 to present
Bernd Reuscher	68	Director	04/02 to present
Jack (John) Thomson	82	Director	11/04 to present
Sonja Dreyer	60	Vice-President	05/00 to present

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
Westsphere Systems Inc, controls the switching Process of the ATM’s

Ms. Dreyer – Vice President and COO- Vencash Payments Solutions Inc. (VPSI)

Mr. Mac Donald assists in the day to day operations of the ATM business.

1.	Management of Vencash Capital (a wholly owned subsidiary) Changed to Vencash Payments Solutions Inc.

Name	Age	Title	Term of Service
Douglas N. Mac Donald	63	Director/CEO/	07/98 to present
Robert L. Robins	70	Director//Secretary/Treasurer	07/98 to present
Bernd Reuscher	68	Director	04/02 to present
Dr. Roy Queen	69	Director	12/98 to present
Kim Law	44	Director/CFO	08/02 to present
Mr. Jack (John) Thomson	82	Director	11/04 to present
Sonja Dreyer	60	Vice President & COO	07/09 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see "Our Management" above.

2.	Management of Westsphere Capital Group Ltd. (a wholly owned subsidiary

Name	Age	Title	Term of Service
Douglas N. Mac Donald	63	Director/CEO/President	07/05 to Present
Robert L. Robins	70	Director	07/05 to Present
Bernd Reuscher	68	Director	07/05 to Present
Dr. Roy Queen	69	Director	07/05 to Present
Kim Law	44	Director, CFO	07/05 to Present
Mr. Jack (John) Thomson	82	Director	07/05 to Present
Ms. Sonja Dreyer	60	Vice President	07/05 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see "Our Management” above.

3.	Management of E-Debit International Inc. (a wholly owned subsidiary)

Name	Age	Title	Term of Service
Douglas N. Mac Donald	63	Director/CEO/President	03/00 to Present
Robert L. Robins	70	Director	03/00 to Present
Bernd Reuscher	68	Director	03/00 to Present
Dr. Roy Queen	69	Director	03/00 to Present
Kim Law	44	Director/CFO	03/00 to Present
Mr. Jack (John) Thomson	82	Director	03/00 to Present
Ms. Sonja Dreyer	60	Vice President	06/06 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see "Our Management" above.

4.	Management of Westsphere Systems Inc. (a wholly owned subsidiary)

Name	Age	Title	Term of Service
Douglas N. Mac Donald	63	Director, CEO/President	10/01to present
Robert L. Robins	70	Director	10/01to present
Dr. Roy Queen	68	Director	10/01 to present
Bernd Reuscher	69	Director	10/01 to present
Kim Law	44	Director/CFO	10/01 to present
Mr. Jack (John) Thomson	82	Director	11/04 to present
Ms. Sonja Dreyer	60	VP/Chief Operating Officer	06/06 to present

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

(b)              Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Douglas Mac Donald	President, Chief Executive Officer and a member of the B.O.D.	0	0	N/A
Robert Robins	Vice President, Sec., Treasurer and member of the B.O.D.	0	0	N/A
Sonja Dreyer	Vice President of Administration and Executive Assistant to the B.O.D.	0	0	N/A
Kim Law	Vice President of Finance, Chief Financial Officer and a member of the B.O.D.	0	0	N/A
Bernd Reuscher	Member of Board of Directors	0	0	N/A
Dr. Roy Queen	Member of Board of Directors	0	0	N/A
Mr. Jack (John) Thomson	Member of Board of Directors	0	1	N/A

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

ITEM 11.   EXECUTIVE COMPENSATION

Cash Compensation

Compensation paid by us for all services provided during the fiscal year ended December 31, 2011, (1) to each of our five (5) most highly compensated executive officers whose cash compensation exceeded $100,000 and (2) to all officers as a group is set forth below under directors.

Summary Compensation Table of Executives

Name and Principal Position	Year	Salary	Stock Options	Stock Options Value
Douglas N. Mac Donald*	2007	$ 94,937	—	—
	2008	$ 84,293	—	—
	2009	$ 96,309	—	—
	2010	$123,215**	366,666	$73,333
	2011	$123,013	—	—

*Mr. Mac Donald receives his salary through his corporation, Mac Donald and Associates Gaming Specialists Inc. total $104,809 ($103,635 CDN) and $18,204 ($18,000 CDN) under Douglas Mac Donald.

** Effective March 1, compensation increased by $1,301 ($1,286 CDN) per month or $15,607 ($15,432 CDN) per year.

Name and Principal Position	Year	Salary	Stock Options	Stock Options Value
Kim Law*	2007	$ 96,612	—	—
	2008	$ 97,873	—	—
	2009	$ 99,513	—	—
	2010	$105,756	366,667	$73,333
	2011	$105,582	—	—

*Mr. Law receives his salary through his corporation, 1100307 Alberta Ltd. total $20,631 ($20,400 CDN) and $84,951 ($84,000 CDN) under Kim Law.

**** USD to CAD currency exchange rate year 2011 average (365 days): 0.9888.

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

Kim Law

Effective March 1, 2007, 1100307Alberta Ltd. receives $20,400 CDN per annum payable monthly. The management contract provides for an automatic renewal every six (6) months subject only to any defaults by Mr. Law of the terms of the contract. The contract also provides for a six (6) month severance package. In addition, Mr. Law receives $84,000 CDN per annum payable semi-monthly. The contract allows for an automatic renewal every six (6) months subject only to any defaults by Mr. Law of the terms of the contract. The contract also provides for a six (6) month severance package.

Option Grants

The following table sets forth information regarding stock option grants to our officers and directors as of March 31, 2012: The option amounts and prices have changed due to the 5 to 1 forward split of November 15, 2010.

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

Option Exercises

Two of the Executive Officers named in the Summary Compensation Table have exercised a portion of their 2009 options to purchase shares of our common stock during the year 2011.

The following table sets forth details of each exercise of stock options as of December 31, 2011 by any of the named Executive Officers and Directors, and the December 31, 2011 value of unexercised options on an aggregate basis.

Aggregated Options Exercised

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options as of December 31, 2011 Exercisable (2)/Unexercisable	Value of Unexercised in the Money-Options at December 31, 2011
Douglas Mac Donald	Nil	Nil	122,625 (exercise) 0 (unexercisable)	$0.14 (exercise) $0 (unexercisable)
Robert Robins	Nil	Nil	50,000 (exercise) 0 (unexercisable)	$0.14 (exercise) $0 (unexercisable)

*These options have been cancelled in December 2010.

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options as of December 31, 2011 Exercisable (2)/Unexercisable	Value of Unexercised in the Money-Options at December 31, 2011
Douglas Mac Donald	Nil	Nil	366,666 (exercise) 0 (unexercisable)	$0.20 (exercise) $0 (unexercisable)
Robert Robins	1,785,714	$0.014	1,214,286 (exercise) 366,667 (exercise) 0 (unexercisable)	$0.014 (exercise) $0.200 (exercise) $0 (unexercisable)
Sonja Dreyer	Nil	Nil	1,100,000 (exercise) 0 (unexercisable)	$0.014 (exercise) $0 (unexercisable)
Kim Law	1,125,000	$0.014	2,500,000 (exercise) 366,667 (exercise) 0 (unexercisable)	$0.014 (exercise) $0.200 (exercise) $0 (unexercisable)
Jack Thomson	Nil	Nil	1,325,000 (exercise) 1,100,000 (exercise) 0 (unexercisable)	$0.014 (exercise) $0.200 (exercise) $0 (unexercisable)
Bernd Reuscher	Nil	Nil	1,100,000 (exercise) 0 (unexercisable)	$0.200 (exercise) $0 (unexercisable)
Dr. Roy Queen	Nil	Nil	1,100,000 (exercise) 0 (unexercisable)	$0.200 (exercise) $0 (unexercisable)

Compensation of Directors

We did not pay any compensation for services provided by the directors during the fiscal year ended December 31, 2011.

Termination of Employment and Change of Control Arrangements

None.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our "Named Executive Officers" during our fiscal year ended December 31, 2011. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives.  Currently our Board does not have a compensation committee.  Our officers are members of our Board of Directors and are able to vote on matters of compensation.  We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time.  In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended December 31, 2011 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices.  In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

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

Base Salary: At present we do not have a salary structure for employees and Executives, and amounts are based on skill set, knowledge and responsibilities.  Base salaries may be established as necessary. During the year ended December 31, 2010 the Chief Executive Officers received a salary increase of $15,607.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our outstanding common and preferred stock as of March 31, 2012 for: each of our directors and executive officers individually; each person or group that we know owns beneficially more than five percent (5%) of our common stock; and all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term, “beneficial ownership”. Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common stock subject to options currently exercisable or exercisable within sixty (60) days, to be outstanding for purposes of computing the percentage ownership of the person holding the options, but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person. The applicable percentage of ownership for each shareholder is based on 95,249,344 shares of common stock and 70,855,900 shares of preferred stock outstanding as of March 31, 2012 together with applicable options for that shareholder. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name and Address of Beneficial Owner Officers and Directors	Number of Common Shares of Beneficial Owner	Percentage of Common Shares Owned	Number of Preferred Shares of Beneficial Owner	Percentage of Preferred Shares Owned	Note
Douglas N. Mac Donald St. Albert, Alberta, Canada (Personal Shares Held	10,662,510		13,628,975		(1)
(Personal Options Held	366,666
Patty Mac Donald			2,750,000
Total	11,029,176	11.53%	16,378,975	23.12%

Robert L. Robins Calgary, Alberta, Canada					(2)
(Personal Shares Held)	1,835,839		1,801,250
(Personal Options Held)	1,580,953
(Robins Nest Holdings)			1,900

Total	3,416,792	3.53%	1,803,150	2.54%

Dr. Roy L. Queen Kamloops, B.C., Canada					(3)
(Personal Shares Held)	5,148,700		6,055,950
(Personal Options Held)	1,100,000
(Drin Holdings Ltd.)	52,025
(Transural Trade)			574,800

Total	6,300,725	6.54%	6,630,750	9.36%

Bernd Reuscher Edmonton, Alberta, Canada					(4)
(Personal Shares Held)	3,825,000		2,479,100
(Personal Options Held)	1,100,000
(989939 Alberta Ltd.)			3,293,075
(MBR Venture Corp.)			7,062,500

Total	4,925,000	5.11%	12,834,675	18.11%

Kim Law Calgary, Alberta, Canada					(5)
(Personal Shares Held)	1,488,865		750,000
(Personal Options Held)	2,866,667

Total	4,355,532	4.44%	750,000	1.06%

Sonja Dreyer Calgary, Alberta, Canada					(6)
(Personal Shares Held)	1,504,830		15,500
(Personal Options Held)	1,100,000
(1035760 Alberta Ltd,)			1,375,050
Total	2,604,830	2.70%	1,390,550	1.96%
Jack (John) Thomson Kingston, Ontario Canada					(7)
(Personal Shares Held)	1,050,120		937,500
(Personal Options Held)	2,425,000

Total	3,475,120	3.56%	937,500	1.32%

Total shares owned by Officers and Directors	37,432,176	37.42%	40,725,600	57.48%

(1)      Doug Mac Donald            27,408,152 Shares
1,810,000 preferred shares are held in the name of Douglas  Mac Donald; 2,750,000 preferred shares are held in the name of  Mr. Mac Donald’s’ wife Patricia Mac Donald; 3,000,100 preferred shares are held in the name of Mac Donald Venture Corp. of which Mr. Mac Donald  is the sole officer and Director; 3,326,500 preferred shares are held in the name of  797320 Alberta Ltd. of which Mr. Mac Donald is the sole officer and Director; 6,250,000 common shares are held in the name of Douglas Mac Donald, 2,687,510 common shares are held in the name of 723352 Alberta Ltd. of which Mr. Mac Donald is the sole officer and Director, 1,791,900 preferred shares are held in the name of 723352 Alberta Ltd. of which Mr. Mac Donald is the sole officer and Director.366,667 of these shares are held in the form of a Directors option, giving Mr. Mac Donald the right to purchase up to  366,667shares at 0.20 per share until August 14,2015, Doug Mac Donald is part owner of 989939 Alberta Ltd. with a share position of 3,293,075 preferred shares. *(50% is owned by Doug Mac Donald and 50% is owned by Bernd Reuscher, 1,725,000 common shares are held in the name of Mac Donald & Associates Gaming Specialists Inc., of which Mr. Mac Donald is the sole officer and Director and 407,400 preferred shares are held in the name of Mac Donald & Associates Gaming Specialists Inc., of which Mr. Mac Donald is the sole officer and Director.

(2)      Bob Robins                         5,219,942 Shares
1,900 preferred shares are held in the name of Robins Nest Holdings Inc.; 800,000 preferred shares are held in the name of Bob Robins; 1,835,839 common shares are held in the name of Robert L. Robins, 1,001,250 preferred shares are held in the name of Robert L. Robins, 1,214,286 of these shares are held in the form of stock options giving Mr. Robins the right to purchase up to 1,214,286 shares for $0.014 per share until January 14,366,667 of these shares are held in the form of a Directors option, giving Mr. Robins the right to purchase up to  366,667shares at 0.20 per share until August 14, 2015,

(3)      Dr. Roy Queen                  12,931,475 Shares
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

(4)      Bernd Reuscher               17,759,675 Shares
2,479,100 preferred shares are held in the name of Bernd Reuscher; 3,825,000 common shares in the name of Bernd Reuscher, 7,062,500  preferred shares are held in the name of MBR Venture Corp. of which Mr. Reuscher is the sole officer and Director, Bernd Reuscher is part owner of 989939 Alberta Ltd. with a preferred share position of 3,293,075 shares. *(50% is owned by Bernd Reuscher and 50% is owned by Doug Mac Donald) and 1,100,000 of these shares are held in the form of a Directors option, giving Mr. Reuscher the right to purchase up to 1,100,000 shares at 0.20 per share until August 14, 2015.

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

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by Cordovano and Honeck LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-Q quarterly reports and services normally provided by Cordovano and Honeck LLP, in connection with statutory and regulatory filings or engagements were $46,706 for the fiscal year ended 2010 and $11,313 for the fiscal year ended 2011.

Effective August 23, 2011, Westsphere appointed Schumacher & Associates Inc. as our new auditor. The Company’s previous independent accountant, Cordovano & Honeck was dismissed.  Cordovano & Honeck’s consent letter was filed in the 8-K to Securities and Exchange Commission on August 29, 2011.  The aggregate fees billed during 2011for professional services rendered by Schumacher & Associates Inc. for the audit of our annual financial statements and review of financial statements included in our Form 10-Q quarterly reports and services normally provided by Schumacher & Associates Inc., in connection with statutory and regulatory filings or engagements were $15,650.

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2010 and 2011.

Tax Fees

There were no fees for tax compliance, tax advice, and tax planning for the fiscal years ended 2010 and 2011.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Cordovano and Honeck LLP and Schumacher & Associates Inc. other than the services reported above.

ITEM 15.    EXHIBITS

Exhibit Number	Description	Reference

3.i.1	Articles of Incorporation	(1)
3.i.2	Articles of Amendment dated May 3, 1999	(1)
3.i.3	Articles of Amendment dated March 29, 2010	(2)
3(ii)	By-Laws	(1)
21	Subsidiaries of the Registrant	*
31.1	Section 302 Certification - Chief Executive Officer	*
31.2	Section 302 Certification - Chief Financial Officer	*
32.1	Section 1350 Certification - Chief Executive Officer	*
32.2	Section 1350 Certification - Chief Financial Officer	*
101	Interactive Data Files	*

(1)	Incorporated by Reference from Form 10-SB filed December 1, 2000
(2)	Incorporated by Reference from Form 8-K filed on April 4, 2010
*	Filed Herewith

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
Date:   April 11, 2012

By:   /s/ Kim Law
Name:   Kim Law Title:   Principal Financial and Accounting Officer
Date:   April 11, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:   /s/ Douglas N. Mac Donald
Name:   Douglas N. Mac Donald
Title:   President and Board of Directors
Date:   April 11, 2012

By:   /s/ Robert L. Robins
Name:   Robert L. Robins
Title:   Board of Directors
Date:   April 11, 2012

By:   /s/ Bernd Reuscher
Name:   Bernd Reuscher
Title:   Board of Directors
Date:   April 11, 2012

By:   /s/ Roy L. Queen
Name:   Roy L. Queen
Title:   Board of Directors
Date:   April 11, 2012

By:   /s/ Kim Law
Name:   Kim Law
Title:   Board of Directors
Date:   April 11, 2012

By:   /s/ John (Jack) Thomson
Name:   Jack Thomson
Title:   Board of Directors
Date:   April 11, 2012