Form 10-Q
period 2012-03-31
E-Debit Global Corp.
filed 2012-05-11
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of April 30, 2012, there were 95,249,344 outstanding shares of the Registrant's Common Stock, no par value and 70,855,900 shares of Preferred Stock, no par value.

E-DEBIT GLOBAL CORPORATION

INDEX TO THE FORM 10-Q

For the quarterly period ended March 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Balance Sheet

ASSETS	March 31, 2012 (Unaudited)	December 31, 2011 (Derived from audited financial statements)
CURRENT ASSETS
Cash	$100,875	$96,492
Restricted cash	849,774	595,044
Accounts receivable net of allowance for doubtful accounts of $13,974 and $13,172	33,840	37,342
Other receivable – related parties	6,371	6,917
Inventory	7,191	14,058
Prepaid expense and deposit	15,381	20,017
Total current assets	1,013,432	769,870

Property and equipment, net of depreciation	224,410	232,113
Property and equipment, idle	377,099	364,625
Investment, at cost	20	20
Deposit – related party	160,297	156,668
Intangible Assets, net of amortization	71,869	79,389

Total assets	$1,847,127	$1,602,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,216,206	$1,051,828
Accrued liabilities	195,769	156,287
Loans payable	370,550	358,754
Indebtedness to related parties	1,438,808	1,081,259
Shareholder loans	291,800	285,194
Total current liabilities	3,513,133	2,933,322

Total liabilities	3,513,133	2,933,322

STOCKHOLDERS’ DEFICIT
Preferred stock – authorized 75,000,000 shares, no par value, 70,855,900 shares issued and outstanding at March 31, 2012 and 70,855,900 at December 31, 2011	1,400,855	1,400,855
Common stock - authorized 500,000,000 shares, no par value; 95,249,344 shares issued and outstanding at March 31, 2012 and 95,249,344 at December 31, 2011	2,051,570	2,051,570
Additional paid-in capital	654,018	654,018
Accumulated other comprehensive income	88,618	115,911
Accumulated deficit	(5,861,067)	(5,552,991)
Total stockholders’ deficit	(1,666,006)	(1,330,637)

Total liabilities and stockholders’ Deficit	$1,847,127	$1,602,685

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Operations
For the three Months Ended March 31,
(Unaudited)

	2012	2011
Revenue -
Equipment and supplies	$55	$8,102
Residual and interchange income	589,603	796,960
Other	19,165	19,394
Total revenue	608,823	824,456

Cost of sales -
Equipment and supplies	1,591	9,453
Residual and interchange costs	390,575	549,146
Other	155,492	122,767
Total cost of sales	547,658	681,366

Gross profit	61,165	143,090

Operating expenses -
Depreciation and amortization	29,870	19,563
Consulting fees	47,680	48,450
Legal and accounting fees	34,477	9,374
Salaries and benefits	125,288	155,727
Travel, delivery and vehicle expenses	7,352	11,947
Other	80,096	98,727
Total operating expenses	324,763	343,788

(-Loss-) from operations	(263,598)	(200,698)

Other expense -
Interest expense	(44,478)	(28,353)
Net (-loss-) before income taxes	(308,076)	(229,051)

Provision for income taxes	—	—

Net (-loss-)	$(308,076)	$(229,051)

Basic net (-loss-) per common share	$(0.00)	$(0.00)
Weighted number of shares outstanding	95,249,344	92,324,344

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income
For the three Months Ended March 31,
(Unaudited)

	2012	2011

Net (-loss-)	$(308,076)	$(229,051)
Other comprehensive (-loss-), net of tax
Foreign currency translation adjustment	(27,293)	(7,306)
Other comprehensive (-loss-), net of tax	(27,293)	(7,306)
Comprehensive (-loss-)	$(335,369)	$(236,357)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	(Deficit)
Balance, December 31, 2011	70,855,900	$1,400,855	95,249,344	$2,051,570	$654,018	$115,911	$(5,552,991)	$(1,330,637)
Other comprehensive loss, net of tax	—	—	—	—	—	(27,293)	—	(27,293)
Net loss for the three months ended March 31, 2012	—	—	—	—	—	—	(308,076)	(308,076)
Balance, March 31, 2012	70,855,900	$1,400,855	95,249,344	$2,051,570	$654,018	$88,618	$(5,861,067)	$(1,666,006)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statement of Cash Flows
For the three Months Ended March 31,
(Unaudited)
	2012	2011
Cash flows from operating activities:
Net (loss) income from operations	$(308,076)	$(229,051)
Reconciling adjustments -
Depreciation and amortization	29,870	19,563
Changes in operating assets and liabilities
Restricted cash	(254,730)	14,191
Accounts receivable	4,048	(7,031)
Inventory	6,867	(1,544)
Prepaid expenses and other	4,636	13,169
Cash overdraft	—	26,932
Accounts payable to related parties	282,010	65,298
Accounts payable and accrued liabilities	215,656	(43,139)
Net cash (used for) provided by operations	(19,719)	(141,612)

Cash flows from investing activities:
Purchase of equipment	—	—
Disposal of equipment	—	—
Net cash (used for) provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from loans	90,167	157,095
Repayments of loans	(38,772)	(8,177)
Net cash provided by financing activities	51,395	148,918

Foreign currency translation adjustment	(27,293)	(7,306)
Net change in cash and cash equivalents	4,383	—
Cash at beginning of year	96,492	—
Cash at end of year	$100,875	$—

Supplemental schedules:
Cash paid for interest	$10,823	$22,041
Cash paid for income taxes	$—	$—
Noncash investing and financing activities
Shares issued for the settlement of debt	$—	$40,750

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

Note 1 – Basis of Presentation and Nature of Operations

The accompanying consolidated balance sheet as of December 31, 2011 has been derived from audited financial statements and the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X.  The accompanying consolidated financial statements included herein have been prepared by E-Debit Global Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and E-Debit Global Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2011 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by E-Debit Global Corporation later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

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

Note 2 – Recent Accounting Pronouncements

Effective January 1, 2012, we retrospectively adopted new guidance issued by the Financial Accounting Standards Board by presenting a total for comprehensive income and the components of net income and other comprehensive income in two separate but consecutive statements. The adoption of this guidance resulted only in a change in how we present other comprehensive income in our consolidated financial statements and did not have any impact on our results of operations, financial position, or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Note 3 - Restricted cash

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

	March 31, 2012	December 31, 2011
Accounts Receivable
Equipment	$5,708	$5,579
Services	158	462
Others	41,948	44,473
	47,814	50,514

Less: Allowance for doubtful accounts	(13,974)	(13,172)
	$33,840	$37,342

The bad debt expense for the three months ended March 31, 2012 and March 31, 2011 totaled $0 and $2,677, respectively.  The bad debt is reflected in the accompanying consolidated Statements of Operations as Other operating expenses.

Note 5 – Inventory

Inventory consists of the following elements:

	Quantity	Cost
December 31, 2011
ATM	6	$14,058
Parts and accessories	-	-
Total		$14,058

March 31, 2012
ATM	3	$7,191
Parts and accessories	-	-
Total		$7,191

Inventories are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Note 6 – Property and Equipment

Property and equipment in service consists of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value	Depreciation Rate and Method
December 31, 2011 -
Office furniture and equipment	$60,772	$31,274	$29,498	20% DB
Computer hardware and software	175,699	118,420	57,279	30% DB
ATM machines	236,845	93,317	143,528	30% DB
Other	8,252	6,444	1,808	Var
	$481,568	$249,455	$232,113
March 31, 2012 -
Office furniture and equipment	$62,179	$33,863	$28,316	20% DB
Computer hardware and software	179,769	128,253	51,516	30% DB
ATM machines	248,908	105,614	143,294	30% DB
Other	8,444	7,160	1,284	Var
	$499,300	$274,890	$224,410

There are no leased ATMs included in the Company’s property and equipment for the three months ended March 31, 2012 and for the year ended December 31, 2011.

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  All components of property and equipment are being depreciated or amortized.  Depreciation and amortization expense for the three months ended March 31, 2012 and March 31, 2011 totaled $29,870 and $19,563, respectively.

Property and equipment, idle consists of the following elements:

Cost
December 31, 2011 -
Computer hardware and software	$364,625
$364,625
March 31, 2012 -
Computer hardware and software	$377,099
$377,099

The property and equipment, idle was related to the purchase of computer hardware and software for the card management system in June 2010.  The software and computer hardware was purchased as a turnkey operating system which focused on a loyalty based platform.  As of March 31, 2012, the system is being expanded from its loyalty based platform to cash based platform.  The Company is expecting the expansion of the system to be completed by the third quarter of 2012.

Note 7 – Deferred Costs/Intangible Assets

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

As a result Westsphere Systems Inc. processed all transactions through its association with ACI hosted transaction processing solution eliminating the costs, restrictions, and potential risks of relying on third party processors.  Most importantly, the investment in the WSI role within the processing environment, or switch, will also enable E-Debit’s direct entry into new and emerging markets such as card management and processing.

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

Depreciation is calculated using a declining balance method.

Intangible assets consist of the following elements:
	Cost	Accumulated Amortization	Net Book Value	Depreciation Method
December 31, 2011 -
License – ACI	$164,340	$98,605	$65,735	Straight-line
Patent	14,688	13,884	804	Straight-line
License – Paragon	17,846	$4,996	12,850	Straight-line
	$196,874	$117,485	$79,389
March 31, 2012 -
License – ACI	$168,147	$109,295	$58,852	Straight-line
Patent	15,028	14,247	781	Straight-line
License – Paragon	18,260	$6,024	12,236	Straight-line
	$201,435	$129,566	$71,869

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  Depreciation and amortization expense for the three months ended March 31, 2012 and March 31, 2011 totaled $9,325 and $9,485, respectively.  This depreciation and amortization expense was part of the totaled which are reflected in the accompanying consolidated statements of operations as Depreciation and amortization.

Expected future depreciation and amortization of the intangible assets are as follows:

Year	Amount
2012	$29,118
2013	$36,638
2014	$3,770
2015	$2,343

Note 8– Loans Payable

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $100,185 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $998 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.  The purpose of the loan is to supply vault cash to Vencash’s customer-owned ATM equipment and site locations.  Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount.

As of March 31, 2012, the balance is $100,185 ($100,000 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $128,335 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,307 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan was to fund the switch development project.  In February 2010, the loan was reduced by $62,212 ($65,000 CDN) in exchange for 622,123 common shares at $0.10 per share.  As of March 31, 2012, the balance is $66,123 ($66,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as loans payable.

On December 20, 2011 the Company and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an arms-length third party investor for a loan of $200,371 ($200,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Company’s assets.  Upon demand the company has forty-five (45) days to repay the Demand Loan and interest.  As of March 31, 2012, the balance is $204,242 ($203,864 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

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

The Company also has various obligations for auto and equipment leases through 2016.

The Company’s real estate leases and one auto lease are signed with an affiliated company that is controlled by the Company’s president.

Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2012	$53,668	$12,683
2013	$73,264	$12,013
2014	$12,211	$11,583
2015	$—	$6,953
2016	$—	$2,319

	March 31, 2012	December 31, 2011
Rental expense	$27,158	$83,475

The Company leases telephone equipment under non-cancellable capital lease commencing January 2011 and expire in May 2015 with the option to purchase at the expiration of the 48 month lease term.  As of March 31, 2012, the cost of telephone equipment under capital lease at the Company is $21,874 with accumulated amortization of $5,251.

Minimum future capital lease payments under non-cancellable capital lease having remaining terms in excess of one year are as follows:

Capital Lease
2012	$5,084
2013	$6,648
2014	$6,648
2015	$2,216

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

On January 25, 2009, Victory ATM filed an action in the Nova Scotia Superior Court against Vencash Capital Corporation.  Victory ATM was formerly a customer of Vencash distributor Bullion Investments Inc. and claimed that supplied vault cash to a contracted armoured car company had been misappropriated for a total of approximately $45,000 CDN.  The Company has filed a statement of defense stating that Vencash had no care control or access to the vault cash supplied by Victory ATM and the only role that Vencash played was processing the Victory ATM in their designated site locations.  The Company believes the claim by Victory ATM to be without merit and has not accrued a liability for the claim.  As of March 2012, the Company has not been contacted further and per our knowledge no court actions have been initiated to date.  Our Nova Scotia legal counsel has advised that she will monitor this situation and upon discussion with Victory ATM legal counsel will make application to the courts to have the claim initiated against Vencash terminated.

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

Note 10 – Related Party transactions

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

The purpose of the sale of the subsidiaries was to save administration and audit costs to E-Debit since PFS and CDF have had no active business activities for the last four years.  As of December 31, 2011 and March 31, 2012, the Company setup as allowance for doubtful collections of $51,386 and $52,576 for the related parties’ receivables as the repayment of the receivables was unknown.

The following table summarizes the Company’s others receivable to related parties transactions as of March 31, 2012 and December 31, 2011:

	2012	2011
1105725 Alberta Ltd. o/a Personal Financial Solutions	$40,033	$39,127
Cash Direct Financial Services Ltd.	12,543	12,259
Accounts receivable – directors	6,371	6,917
	$58,947	$58,303
Less: Allowance for doubtful accounts	$(52,576)	$(51,386)
	$6,371	$6,917

The current outstanding advances are reflected in the accompanying consolidated balance sheet as other receivable – related parties and totaled $6,371 and $6,917, respectively, at March 31, 2012 and December 31, 2011.

Deposit – related party:

The deposit – related party consists of an amount due from a contractor, Trans Armored Canada (TAC).  The deposit carries no interest rate, and requires no monthly payments.  The purpose of this deposit is to supply vault cash to E-Debit’s wholly owned subsidiary Vencash Payment Solutions Inc. (VPSI)’s customer-owned ATM equipment and site locations.  The Company earns revenues from surcharge transactions generated from these ATMs.

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

The following table summarizes the Company’s deposit - related party transactions as of March 31, 2012 and December 31, 2011:

	2012	2011
Trans Armored Canada	$160,297	$156,668
Accounts receivable – directors	-	-
	$160,297	$156,668

The current outstanding deposit is reflected in the accompanying consolidated balance sheet as deposit – related party and totaled $160,297 and $156,668, respectively, at March 31, 2012 and December 31, 2011.

Indebtedness to related parties:

The Company expensed $24,626 ($24,675 CDN) during the first quarter of 2012 for consulting and management services to an affiliated company that is controlled by the Company’s president.  This expense is reflected in the accompanying consolidated Statements of Operations as a Consulting fees.

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

In December 2011, the Company and its subsidiaries jointly and severally, signed a General Security Agreement (GSA) as well as loan agreements related to the loan from an arms-length investor for $200,000 CDN.  As a result the aforementioned GSA dated February 2011 was cancelled in order that this new loan and GSA could be filed in priority to other loans advanced to the Company by related parties.

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

The total amount owed to related parties as of March 31, 2012 is 1,438,808.  The remaining credit available to be drawn against related to this GSA and Line of Credit is $314,436.

The following table summarizes the Company’s indebtedness to related parties’ transactions as at March 31, 2012:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$73,166	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	882,644	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	8,621	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	32,570	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	76,958	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s director for working capital.	132,945	Demand loans	No interest
A loan advanced from a related party’s company for working capital.	179,743	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	33,503	Demand loans	No interest
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	18,658	Demand loans	No interest
Total	$1,438,808

The indebtedness to related parties consists of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There is no interest attached to a loan advanced from E-Debit’s director of $132,945, the loan advanced from a related party’s company of $179,743, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $33,503, and the loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital of $18,658.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

Note 11 – Shareholder loans

In December 2011, the Company and its subsidiaries jointly and severally signed the General Security Agreement (GSA) for the current debts owed to related parties and shareholders.  The Company has requested that the related parties and shareholders individually or collectively advance loans up to one million seven hundred and fifty thousand ($1,750,000) dollars in Canadian Funds to the Company.  The terms of loans are “On Demand” with initial thirty-six months (36) terms which can be renewed from the date initial funds were advanced.  The interest rate is Eight (8%) percent annually calculated and paid quarterly.  Under the GSA, these debts are collateralized by the Company’s Accounts Receivables, Inventory, Equipment, Intangibles, Leasehold, Real and Immovable Property, and Proceeds.

The following table summarizes the Company’s shareholder loans transactions as at March 31, 2012:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	55,102	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	142,022	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	44,583	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	50,093	Demand loans	9% per annum
Total	$291,800

E-Debit’s shareholder loans related to cash advanced from E-Debit’s vice president total $55,102 and the directors total $142,022 have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans total $94,676 consist of a loan advance from E-Debit’s vice president total $44,583 has an interest rate of 12% per annum with no specific terms of repayment, and a loan advance from a shareholder of $50,093 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Note 12 – Subsequent Events

On April 30, 2012 the Company concluded the sales of a portion of the Company’s eastern Canada ATMs estate to an arms-length investor for a total of $270,471 ($266,000 CDN).  As a result, the General Security Agreement (GSA) for the current debts owed to related parties and shareholders dated December 2011 was cancelled in order that this sales transaction could be filed in priority to other loans advance to the Company by related parties.

Management is in the process of negotiations with other third parties for the purchase and sale of other geographically located ATMs throughout Canada.  The Company expects such transactions to be completed by the end of the third quarter 2012.

Note 13 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recurring net losses from operations, and had a working capital deficit and a stockholders’ deficit at March 31, 2012 and 2011.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.  Furthermore, management is in the process of negotiations with a third party investor to potentially purchase part or all of the Company’s ATM estate.  In addition, there is no demand for payment on the accounts payable to related parties of $1,438,808 and shareholder loans of $291,800 as these liabilities are owed to internal officers and directors.   Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – March 31, 2012

Plan of Operations

During the three (3) month period of operations ended March 31, 2012, E-Debit and its subsidiaries generated a net loss from operations of $308,076, while a net loss from operations of $229,051 was realized for the same period from the previous year.  The increase in net loss of $79,025 over the same period from the previous year was mainly caused by a decrease in gross profit of $81,925, an increase in legal and accounting fees of $25,103, and an increase in interest expense of $16,125.  The increase in net loss is partially offset against a decrease in salaries and benefits of $30,439 and a decrease in other operating expenses of $18,631 over the same period from the previous year.

The decrease in gross profit of $81,925 was primarily caused by a decrease in residual and interchange income of $207,357 and an increase in other cost of sales of $32,725.  The decrease is partially offset against a decrease in residual and interchange costs of $158,571.

The decrease in residual and interchange income was caused by a decrease in processing of ABM transactions over the same period from the previous year.

The increase in other cost of sales was mainly caused by an increase in the installation and maintenance expense of $13,872 and an increase in the telephone expense of $24,394.

The increase in legal and accounting fees were mainly due to the Company recording the audit fees for the year ended December 31, 2011 in the first quarter of 2012 where the audit fees for the year ended December 31, 2010 was recorded in the second quarter of 2011.

The increase in interest expense was due to interest charges for the cash advanced by related parties during the year.

In December 2011, the Company and its subsidiaries jointly and severally signed the General Security Agreement (GSA) for the current debts owed to related parties and shareholders.  The Company has requested that the related parties and shareholders individually or collectively advance loans up to one million seven hundred and fifty thousand ($1,750,000) dollars in Canadian Funds to the Company.  The terms of loans are “On Demand” with initial thirty-six months (36) terms which can be renewed from the date initial funds were advanced.  The interest rate is Eight (8%) percent annually calculated and paid quarterly.  Under the GSA, these debts are collateralized by the Company’s Accounts Receivables, Inventory, Equipment, Intangibles, Leasehold, Real and Immovable Property, and Proceeds.

The decrease in salaries and benefits was caused by an elimination of four positions during year 2011: An account manager, a programmer, a sales consultant, and a junior accountant.

The decrease in other operating expenses was mainly related to a decrease in advertising of $12,676, a decrease in telephone of $12,761.  The decrease is partially offset against an increase in office supplies of $9,070.

At this date, 545 ATM are being processed between three switches. There was no change in operations during the year 2012 as compared to prior year.

On April 30, 2012 the Company concluded the sales of a portion of the Company’s eastern Canada ATMs estate to an arms-length investor for a total of $270,471 ($266,000 CDN).  The Company is expecting total revenue to be decreased by approximately $87,300 for the portion of ATMs sold in the year 2012 as this was reported in the year 2011.  As a result, the General Security Agreement (GSA) for the current debts owed to related parties and shareholders dated December 2011 was cancelled in order for this sales transaction could be filed in priority to other loans advance to the Company by related parties.

E-Debit is in the process of negotiations with other third parties for the purchase and sale of other geographically located ATMs throughout Canada.  The Company expects such transactions to be completed by the end of the third quarter 2012.

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

Changes in Financial Position

During the three (3) month period ending March 31, 2012, total assets increased from $1,602,685 to $1,847,127.  The increase is primarily due to an increase in restricted cash of $254,730.

The increase in restricted cash was mainly caused by the surcharge and interchange settlement owed to customers as of March 31, 2012.  These surcharge and interchange settlements were returned to the customers on April 2, 2012.

As of March 31, 2012, E-Debit’s current liabilities consisted of accounts payable of $1,216,206, accrued liabilities of $195,769, loans payable of $370,550, indebtedness to related parties of $1,438,808, and shareholder loans of $291,800.

Accounts payable and accrued liabilities include a payable of $105,880 for the return of surcharge and interchange; the return of switch vault cash of $855,219; legal and accounting fees of $91,475; switch and hosting fees of $129,102; contingent expense of $31,708; accrued vacation payable of $10,153; investors deposits of $18,493; and $169,945 due for consulting services, office expenses and various other general fees and charges.

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $100,185 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $998 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.  The purpose of the loan is to supply vault cash to Vencash’s customer-owned ATM equipment and site locations.  Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount.

As of March 31, 2012, the balance is $100,185 ($100,000 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $128,335 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,307 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan was to fund the switch development project.  In February 2010, the loan was reduced by $62,212 ($65,000 CDN) in exchange for 622,123 common shares at $0.10 per share.  As of March 31, 2012, the balance is $66,123 ($66,000 CDN).  This loan is reflected in the accompanying consolidated balance sheet as loans payable.

On December 20, 2011 the Company and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an arms-length third party investor for a loan of $200,371 ($200,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Company’s assets.  Upon demand the company has forty-five (45) days to repay the Demand Loan and interest.

As of March 31, 2012, the balance is $204,242 ($203,864 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.
As of March 31, 2012, the balance is $204,242 ($203,864 CDN).  This loan is reflected in the accompanying consolidated balance sheet as Loans payable.

The following table summarizes the Company’s indebtedness to related parties’ transactions as at March 31, 2012:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$73,166	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	882,644	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	8,621	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	32,570	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	76,958	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s director for working capital.	132,945	Demand loans	No interest
A loan advanced from a related party’s company for working capital.	179,743	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	33,503	Demand loans	No interest
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	18,658	Demand loans	No interest
Total	$1,438,808

The indebtedness to related parties consists of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There is no interest attached to a loan advanced from E-Debit’s director of $132,945, the loan advanced from a related party’s company of $179,743, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $33,503, and the loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital of $18,658.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

The following table summarizes the Company’s shareholder loans transactions as at March 31, 2012:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	55,102	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	142,022	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	44,583	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	50,093	Demand loans	9% per annum
Total	$291,800

E-Debit’s shareholder loans related to cash advanced from E-Debit’s vice president total $55,102 and the directors total $142,022 have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans total $94,676 consist of a loan advance from E-Debit’s vice president total $44,583 has an interest rate of 12% per annum with no specific terms of repayment, and a loan advance from a shareholder of $50,093 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Shareholders’ deficit as of March 31, 2012 was negative $1,666,006, including an accumulated loss from operations of $5,861,067, as compared to shareholders deficit of $1,330,637 as of December 31, 2011. The increase in shareholders’ deficit of $335,369 was primarily due to the current year deficit of $308,076 and a decrease in accumulated other comprehensive income of $27,293.

As of March 31, 2012, E-Debit raised $90,167 cash advance from directors and officers to support the switch operations and general and administrative costs.

As of April 30, 2012, E-Debit raised $270,471 cash from an arms-length third party investor from the sale of a portion of the Company’s eastern Canada ATMs estate.

Total issued and outstanding share capital as of April 30, 2012 was 95,249,344 common shares and 70,855,900 preferred shares.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2012, the Company had a working capital deficit of $2,499,701 and Stockholders' Deficit of $1,666,006 compared with a working capital deficit of $2,163,452 and Stockholders' Deficit of $1,330,637 as of December 31, 2011.  The Company’s working capital deficit has increased principally as a result of an increase in accounts payable and accrued liabilities of $215,656 and indebtedness to related parties of $282,010.  The increase in working capital deficit is partially offset against the increase in restricted cash of $254,730.

The increase in indebtedness to related parties was from E-Debit’s directors and officers advances of working capital to support E-Debit operations.

Stockholders' Deficit increased as a result of a net loss for the three (3) months ended March 31, 2012 of $308,076 and a decrease in accumulated other comprehensive income of $27,293.

The Company’s consolidated operations during the three (3) month period resulted in the use of net cash of $19,719, compared to the use of net cash in the amount of $141,612 during the same period from the previous year. The decrease in the use of net cash flow from operations was primarily the result of an increase in accounts payable to related parties of $216,712 and an increase in accounts payable and accrued liabilities of $258,795.  The decrease in the use of net cash flow from operations is partially offset against an increase in the net loss from operation of $79,025 and a decrease in restricted cash of $268,921.

There were no investing activities during the three (3) month period ended March 31, 2012.

Financing activities during the three (3) month period resulted in the provision of net cash of $51,395, which was primarily caused by the cash advances from directors and officers to support the switch operations and general and administrative costs, offset by a repayment of loans to directors and officers of $38,772.

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

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. Furthermore, the management is in the process of negotiations with the third party investor potentially purchasing part or all of the Company’s ATM estate.  In addition, there is no demand for payment on the accounts payable to related parties of $1,438,808 and shareholder loans of $291,800 as these liabilities are owed to internal officers and directors.

In order to meet its growth plan, E-Debit will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds. E-Debit believes that it will continue as a going concern with the present revenues from its subsidiary Vencash Payment Solutions Inc and Westsphere Systems Inc., but it would be unable to meet its market growth projections without further funding outside of the ongoing revenue from operations of Vencash Payment Solutions Inc. and Westsphere Systems Inc.  However, no assurance can be given that the Company will be successful in raising additional capital.  Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

Capital Resources

The primary capital resources of E-Debit are its consolidated business operations as well as equity funds raised, joint venture arrangements and/or loan proceeds.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2012 (the “Evaluation Date”).

Based on such evaluation, Messrs. Mac Donald and Law have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.  Moreover, there were no significant changes in internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting during the three months ended March 31, 2012.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no changes since the filing of the 10K on December 31, 2011.

ITEM 1A. RISK FACTORS

N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

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
Date:    May 11, 2012

By:   /s/ Kim Law
Name:  Kim Law
Title:    Principal Financial Officer and Accounting Officer
Date:    My 11, 2012