Form 10-Q
period 2012-06-30
E-Debit Global Corp.
filed 2012-08-06
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of July 30, 2012, there were 95,249,344 outstanding shares of the Registrant's Common Stock, no par value and 70,855,900 shares of Preferred Stock, no par value.

E-DEBIT GLOBAL CORPORATION

INDEX TO THE FORM 10-Q

For the quarterly period ended June 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Balance Sheet

ASSETS	June 30, 2012 (Unaudited)	December 31, 2011 (Derived from audited financial statements)
CURRENT ASSETS
Cash	$59,960	$96,492
Restricted cash	783,869	595,044
Accounts receivable net of allowance for doubtful accounts of $20,232 and $13,172	4,227	37,342
Other receivable – related parties	7,797	6,917
Inventory	2,373	14,058
Prepaid expense and deposit	4,247	20,017
Total current assets	862,473	769,870

Property and equipment, net of depreciation	176,119	232,113
Property and equipment, idle	367,376	364,625
Investment, at cost	20	20
Deposit – related party	—	156,668
Intangible Assets, net of amortization	61,405	79,389

Total assets	$1,467,393	$1,602,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	1,024,862	1,051,828
Accrued liabilities	142,164	156,287
Loans payable	366,455	358,754
Indebtedness to related parties	1,316,233	1,081,259
Shareholder loans	286,651	285,194
Total current liabilities	3,136,365	2,933,322

Total liabilities	3,136,365	2,933,322

STOCKHOLDERS’ DEFICIT
Preferred stock – authorized 75,000,000 shares, no par value, 70,855,900 shares issued and outstanding at June 30, 2012 and 70,855,900 at December 31, 2011	1,400,855	1,400,855
Common stock - authorized 500,000,000 shares, no par value; 95,249,344 shares issued and outstanding at June 30, 2012 and 95,249,344 at December 31, 2011	2,051,570	2,051,570
Additional paid-in capital	654,018	654,018
Accumulated other comprehensive income	114,599	115,911
Accumulated deficit	(5,890,014)	(5,552,991)
Total stockholders’ deficit	(1,668,972)	(1,330,637)

Total liabilities and stockholders’ Deficit	$1,467,393	$1,602,685

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Operations
For the six Months Ended June 30,
(Unaudited)

	2012	2011
Revenue -
Equipment and supplies	$55	$13,790
Residual and interchange income	1,170,269	1,641,292
Other	47,524	19,380
Total revenue	1,217,848	1,674,462

Cost of sales -
Equipment and supplies	10,453	14,633
Residual and interchange costs	766,589	1,138,142
Other	308,273	311,634
Total cost of sales	1,085,315	1,464,409

Gross profit	132,533	210,053

Operating expenses -
Depreciation and amortization	53,702	39,234
Consulting fees	89,545	99,886
Legal and accounting fees	45,085	43,715
Salaries and benefits	253,541	290,632
Travel, delivery and vehicle expenses	13,385	32,536
Other	191,206	186,607
Total operating expenses	646,464	692,610

(-Loss-) from operations	(513,931)	(482,557)

Other income (expense) -
Interest expense	(86,510)	(65,915)
Gain on sale	263,418	—
Other income	—	35,045

Net (-loss-) before income taxes	(337,023)	(513,427)

Provision for income taxes	—	—

Net (-loss-)	$(337,023)	$(513,427)

Basic net (-loss-) per common share	$(0.00)	$(0.01)

Weighted number of shares outstanding	95,249,344	92,324,344

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Operations
For the three Months Ended June 30,
(Unaudited)

	2012	2011
Revenue -
Equipment and supplies	$—	$5,688
Residual and interchange income	580,666	844,332
Other	28,359	19,380
Total revenue	609,025	869,400

Cost of sales -
Equipment and supplies	8,862	5,180
Residual and interchange costs	376,014	588,996
Other	152,781	188,867
Total cost of sales	537,657	783,043

Gross profit	71,368	86,357

Operating expenses -
Depreciation and amortization	23,832	19,671
Consulting fees	41,865	51,436
Legal and accounting fees	10,608	34,341
Salaries and benefits	128,253	134,905
Travel, delivery and vehicle expenses	6,033	20,589
Other	111,110	87,880
Total operating expenses	321,701	348,822

Income (-Loss-) from operations	(250,333)	(262,465)

Other income (expense) -
Interest expense	(42,032)	(37,562)
Gain on sale	263,418	—
Other income	—	15,651

Net (-loss-) before income taxes	(28,947)	(284,376)

Provision for income taxes	—	—

Net (-loss-)	$(28,947)	$(284,376)

Basic net (-loss-) per common share	$(0.00)	$(0.00)
Weighted number of shares outstanding	95,249,344	92,324,344

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net (-loss-)	$(28,947)	$(284,376)	$(337,023)	$(513,427)

Other comprehensive (-loss-), net of tax
Foreign currency translation adjustment	25,981	4,172	(1,312)	(3,134)
Other comprehensive (-loss-), net of tax	25,981	4,172	(1,312)	(3,134)

Comprehensive (-loss-)	$(2,966)	$(280,204)	$(338,335)	$(516,561)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	(Deficit)
Balance, December 31, 2011	70,855,900	$1,400,855	95,249,344	$2,051,570	$654,018	$115,911	$(5,552,991)	$(1,330,637)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,312)	—	(1,312)
Net loss for the six months ended June 30, 2012	—	—	—	—	—	—	(337,023)	(337,023)
Balance, June 30, 2012	70,855,900	$1,400,855	95,249,344	$2,051,570	$654,018	$114,599	$(5,890,014)	$(1,668,972)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statement of Cash Flows
For the six Months Ended June 30,
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net (loss) income from operations	$(337,023)	$(513,427)
Reconciling adjustments -
Depreciation and amortization	53,702	39,234
Changes in operating assets and liabilities
Restricted cash	(188,825)	(121,653)
Accounts receivable	32,235	(29,082)
Inventory	11,685	(8,207)
Prepaid expenses and other	15,770	11,501
Cash overdraft	—	(20,918)
Accounts payable and accrued liabilities	123,280	393,742
Net cash (used for) provided by operations	(289,176)	(248,810)

Cash flows from investing activities:
Purchase of equipment	—	(51,082)
Disposal of equipment	—	—
Net cash (used for) provided by investing activities	—	(51,082)

Cash flows from financing activities:
Indebtedness to related parties	213,282	176,394
Proceeds from loans	158,944	191,126
Repayments of loans	(118,270)	(13,160)
Net cash provided by financing activities	253,956	354,360

Foreign currency translation adjustment	(1,312)	(3,134)
Net change in cash and cash equivalents	(36,532)	51,334
Cash (overdraft) at beginning of year	96,492	—
Cash (overdraft) at end of year	$59,960	$51,334

Supplemental schedules:
Cash paid for interest	$19,817	$43,628
Cash paid for income taxes	$—	$—
Noncash investing and financing activities
Shares issued for the settlement of debt	$—	$40,750

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and 2011
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

	June 30, 2011	December 31, 2010
Accounts Receivable
Equipment	$12	$5,579
Services	-	462
Others	24,447	44,473
	24,459	50,514

Less: Allowance for doubtful accounts	(20,232)	(13,172)
	$4,227	$37,342

The bad debt expense for the six months ended June 30, 2012 and June 30, 2011 totaled $12,221 and $3,988, respectively.  The bad debt is reflected in the accompanying consolidated Statements of Operations as Other operating expenses.

Note 5 – Inventory

Inventory consists of the following elements:

	Quantity	Cost
December 31, 2011
ATM	6	$14,058
Parts and accessories	-	-
Total		$14,058

	Quantity	Cost
June 30, 2012
ATM	1	$2,373
Parts and accessories	-	-
Total		$2,373

Inventories are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Note 6 – Property and Equipment

Property and equipment in service consists of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value	Depreciation Rate and Method
December 31, 2011 -
Office furniture and equipment	$60,772	$31,274	$29,498	20% DB
Computer hardware and software	175,699	118,420	57,279	30% DB
ATM machines	236,845	93,317	143,528	30% DB
Other	8,252	6,444	1,808	Var
	$481,568	$249,455	$232,113
June 30, 2012 -
Office furniture and equipment	$61,083	$34,889	$26,194	20% DB
Computer hardware and software	176,596	130,509	46,087	30% DB
ATM machines	169,261	66,618	102,643	30% DB
Other	8,296	7,101	1,195	Var
	$415,236	$239,117	$176,119

There are no leased ATMs included in the Company’s property and equipment for the three months ended June 30, 2012 and for the year ended December 31, 2011.

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  All components of property and equipment are being depreciated or amortized.  Depreciation and amortization expense for the six months ended June 30, 2012 and June 30, 2011 totaled $53,702 and $39,234, respectively.

Property and equipment, idle consists of the following elements:

Cost
December 31, 2011 -
Computer hardware and software	$364,625
$364,625
June 30, 2012 -
Computer hardware and software	$367,376
$367,376

The property and equipment, idle was related to the purchase of computer hardware and software for the card management system in June 2010.  The software and computer hardware was purchased as a turnkey operating system which focused on a loyalty based platform.  As of June 30, 2012, the system is being expanded from its loyalty based platform to cash based platform.  The Company is expecting the expansion of the system to be completed by the end of 2012.

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

Depreciation is calculated using a declining balance method.

Intangible assets consist of the following elements:

	Cost	Accumulated Amortization	Net Book Value	Depreciation Method
December 31, 2011 -
License – ACI	$164,340	$98,605	$65,735	Straight-line
Patent	14,688	13,884	804	Straight-line
License – Paragon	17,846	$4,996	12,850	Straight-line
	$196,874	$117,485	$79,389
June 30, 2012 -
License – ACI	$165,180	$115,626	$49,554	Straight-line
Patent	14,763	14,036	727	Straight-line
License – Paragon	17,938	$6,814	11,124	Straight-line
	$197,881	$136,476	$61,405

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  Depreciation and amortization expense for the six months ended June 30, 2012 and June 30, 2011 totaled $18,526 and $19,332, respectively.  This depreciation and amortization expense was part of the totaled which are reflected in the accompanying consolidated statements of operations as Depreciation and amortization.

Expected future depreciation and amortization of the intangible assets are as follows:

Year	Amount
2012	$18,654
2013	$36,638
2014	$3,770
2015	$2,343

Note 8– Loans Payable

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $98,417 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $990 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.  The purpose of the loan is to supply vault cash to Vencash’s customer-owned ATM equipment and site locations.  Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount.

As of June 30, 2012, the balance is $98,417 ($100,000 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $128,927 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,297 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan was to fund the switch development project.  In February 2010, the loan was reduced by $62,212 ($65,000 CDN) in exchange for 622,123 common shares at $0.10 per share.  In May 2012, the loan was reduced by $982 ($998 CDN) in offsetting against the expenses.  As of June 30, 2012, the balance is $65,733 ($65,002 CDN).  This loan is reflected in the accompanying consolidated balance sheet as loans payable.

On December 20, 2011 the Company and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an arms-length third party investor for a loan of $196,835 ($200,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Company’s assets.  Upon demand the company has forty-five (45) days to repay the Demand Loan and interest.  As of June 30, 2012, the balance is $204,064 ($207,345 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

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

The Company also has various obligations for auto and equipment leases through 2016.

The Company’s real estate leases and one auto lease are signed with an affiliated company that is controlled by the Company’s president.

Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2012	$35,330	$7,652
2013	$73,264	$12,013
2014	$12,211	$11,583
2015	$—	$6,953
2016	$—	$2,319

	June 30, 2012	December 31, 2011
Rental expense	$53,898	$83,475

The Company leases telephone equipment under non-cancellable capital lease commencing January 2011 and expire in May 2015 with the option to purchase at the expiration of the 48 month lease term.  As of June 30, 2012, the cost of telephone equipment under capital lease at the Company is $21,488 with accumulated amortization of $6,017.

Minimum future capital lease payments under non-cancellable capital lease having remaining terms in excess of one year are as follows:

Capital Lease
2012	$3,363
2013	$6,648
2014	$6,648
2015	$2,216

On April 7, 2004, the Company sued Fred and Linda Sebastian to recover an outstanding loan of $80,000 (CDN) plus interest and court costs. The Company has reserved this amount due to the uncertainty of recovery. The defendant has withdrawn the counterclaim.  As of March 2008, no further actions were filed by either party.

On May 28, 2004 Peter Gregory filed an action in the Ontario Superior Court of Justice against Vencash Capital Corporation.  Peter Gregory was a former Vencash distributor and agent who filed the action related to a claim of wrongful dismissal from Vencash of $260,000 (CDN).  On July 30, 2004 Vencash filed a Statement of Defence and Counterclaim in the amount of $1,600,000 for breach of contract, breach of confidence, breach of fiduciary duties, interference with economic relations, damages for inducing breach of contract, and punitive damages. The Company believes the claim by Gregory to be without merit.  In January 2012, the Company received a copy of notice of garnishment from our bank institution against Vencash’s bank account for the total amount not to exceed $31,649 CDN.  The Company did not receive the notification for the judgement and is presently seeking legal advice.  This notice was rescinded by the bank upon delivery.  As of July 2012, the Company has not been contacted further relating to the action initiated by Gregory.  The company is currently reviewing the related correspondence and in consultation with legal counsel upon completion of the review will respond to any further action initiated by Gregory in this regard.

On January 25, 2009, Victory ATM filed an action in the Nova Scotia Superior Court against Vencash Capital Corporation.  Victory ATM was formerly a customer of Vencash distributor Bullion Investments Inc. and claimed that supplied vault cash to a contracted armoured car company had been misappropriated for a total of approximately $45,000 CDN.  The Company has filed a statement of defense stating that Vencash had no care control or access to the vault cash supplied by Victory ATM and the only role that Vencash played was processing the Victory ATM in their designated site locations.  The Company believes the claim by Victory ATM to be without merit and has not accrued a liability for the claim.  As of July 2012, the Company has not been contacted further and per our knowledge no court actions have been initiated to date.  Our Nova Scotia legal counsel has advised that she will continue to monitor this situation and upon discussion with Victory ATM legal counsel will make application to the courts to have the claim initiated against Vencash terminated.

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

The following table summarizes the Company’s others receivable to related parties transactions as of June 30, 2012 and December 31, 2011:

	2012	2011
1105725 Alberta Ltd. o/a Personal Financial Solutions	$39,326	$39,127
Cash Direct Financial Services Ltd.	12,322	12,259
Accounts receivable – directors	7,797	6,917

	$59,445	$58,303

Less: Allowance for doubtful accounts	(51,648)	(51,386)

	$7,797	$6,917

The current outstanding advances are reflected in the accompanying consolidated balance sheet as other receivable – related parties and totaled $7,797 and $6,917, respectively, at June 30, 2012 and December 31, 2011.

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

On April 30, 2012 the Company concluded the sales of a portion of the Company’s eastern Canada ATMs estate to an arms-length investor.  As a result, VPSI is no longer required to supply vault cash to its customer-owned ATM equipment and site locations and the deposit is to be returned to VPSI.

In May 2012, the Company and TAC mutually agreed to offset the full amount of deposit against the accounts payable owed to TAC.

The following table summarizes the Company’s deposit - related party transactions as of June 30, 2012 and December 31, 2011:

	2012	2011
Trans Armored Canada	-	$156,668
Less: Allowance for doubtful accounts	-	-
	-	$156,668

The current outstanding deposit is reflected in the accompanying consolidated balance sheet as deposit – related party and totaled $0 and $156,668, respectively, at June 30, 2012 and December 31, 2011.  The decrease in the full amount of deposit was primarily caused by the offsetting to payables in May 2012.

Indebtedness to related parties:

The Company expensed $24,435 ($24,675 CDN) during the second quarter of 2012 for consulting and management services to an affiliated company that is controlled by the Company’s president.  This expense is reflected in the accompanying consolidated Statements of Operations as a Consulting fees.

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

The total amount owed to related parties as of June 30, 2012 is 1,602,884.  The remaining credit available to be drawn against related to this GSA and Line of Credit is $119,421.

The following table summarizes the Company’s indebtedness to related parties’ transactions as at June 30, 2012:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$76,579	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	913,747	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	6,170	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	7,089	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	79,557	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s director for working capital.	155,891	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	32,912	Demand loans	No interest
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	44,288	Demand loans	No interest
Total	$1,316,233

The indebtedness to related parties consists of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There is no interest attached to a loan advanced from E-Debit’s director of $155,891, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $32,912, and the loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital of $44,288.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

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

The following table summarizes the Company’s shareholder loans transactions as at June 30, 2012:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	54,130	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	139,516	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	43,796	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	49,209	Demand loans	9% per annum
Total	$286,651

E-Debit’s shareholder loans related to cash advanced from E-Debit’s vice president total $54,130 and the directors total $139,516 have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans total $93,005 consist of a loan advance from E-Debit’s vice president total $43,796 has an interest rate of 12% per annum with no specific terms of repayment, and a loan advance from a shareholder of $49,209 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Note 12 – Common and Preferred Stock

In May 2012, the Company Board of Directors has authorized the holders of its Common Stock the right to convert their Common Stock to Series “A” Preferred Shares of the Corporation commencing the 1st of June 2012 and ending on the 30th of November 2012.  The Board of Directors reserved the right to extend the conversion period.

A contingency exists due to insufficient authorized preferred stock to convert all the common stock.  The Company proposed to increase the number of authorized preferred stock to be voted on at the shareholder meeting in September 2012.

The Corporation’s Series “A” Preferred Shares have the following conditions and rights attached:

(a)
Upon any sale, liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any stock ranking junior to the Corporation’s Series “A” Preferred Stock, the holders of the Series “A” Preferred Stock shall be entitled to be paid out of the assets of the Corporation any dividends declared by the Board of Directors, in the form of stock, cash or otherwise, shall be distributed to the Corporation’s shareholders as follows: (a) ninety-five percent (95%) of such dividend shall be distributed to the holders of the Series “A” Preferred Shares on a pro rata basis; and (b) the remaining five (5%) shall be equally distributed to any holder of the Corporations Stock including Series “A” Preferred shareholders, on a pro rata basis.

(b)
In the case of a sale of any of the Corporation's business operations or in the event of a wind up or a liquidation of the Corporation's assets, the remaining cash to be distributed to the shareholders shall be distributed on the same basis as described in paragraph (a) above.

(c)
The Board of Directors will determine the amount of proceeds to be distributed from the sale of any of the Company's assets and will determine whether any dividend will be issued by the Corporation.  The Board of Directors will determine the date that such dividend or distribution will be paid.

(d)
During the period commencing on June 1, 2012 and concluding on November 30, 2012, each holder of shares of common stock shall have the right to surrender their shares of common stock in exchange for shares of preferred stock on a basis of 1:1. Each shareholder shall exercise this right by delivering to the Corporation or the Corporation’s transfer agent the certificates representing such shareholder’s shares of common stock, duly endorsed with appropriate signature guarantees affixed thereto, on or before the date determined above in this subsection (d).

(e)	Each share of Series “A” Preferred stock shall have voting rights of one vote per share for any election or other vote placed before the shareholders of the Company.

(f)	Upon conversion the Board of Directors shall exercise the right to vote the preferred shares at any duly called meeting of the shareholders in the same manner as previously issued preferred shares.

(g)
Series “A” Preferred Stock are anti-dilutive to reverse splits in relation to the voting rights of the Corporation’s  Series “A” Preferred Stock, and therefore in the case of a reverse split, the voting rights of the Series “A” Preferred Stock after the reverse split shall be equal to the ratio established prior to the reverse split. The voting rights of Series “A” Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split.

(h)	Excepting for Section (g) above, a consolidation or split of one class of the Corporation’s stock the Board of Directors shall determine the effect on any other class of shares.

(i)
Upon conversion of a common share to a preferred share, the preferred shareholder will have the right to convert such preferred share to share of common stock upon delivery of 21 days written notice to the Corporation, at the closing trading price on the date that notice is given for the conversion per share payable to the Corporation.

(j)
Upon receipt of notice of the request to convert from preferred share to common stock, share certificates will be issued with the following share trading restrictions.  1/3 of the total shares to be converted will be restricted from trading for a period of 1 months from the date of conversion; 1/3 of the total shares to be converted will be restricted from trading for a period of 3 months from the date of conversion; and 1/3 of the total shares to be converted will be restricted from trading for a period of 6 months from the date of conversion.

Note 13 – Other Revenue

On April 30, 2012 the Company concluded the sales of a portion of the Company’s eastern Canada ATMs estate to an arms-length investor for a total of $263,418 ($266,000 CDN).  This sale transaction is included in the accompanying consolidated income statement as Gain on sale.

Note 14 – Subsequent Events

The Company has evaluated events subsequent to June 30, 2012 and through the date the financial statements were available to be issued to assess the need for potential recognition or disclosure in this report.  No events were noted that require recognition or disclosure in these financial statements.

Note 15 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recurring net losses from operations, and had a working capital deficit and a stockholders’ deficit at June 30, 2012 and 2011.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.  Furthermore, management is in the process of negotiations with a third party investor to potentially purchase part or all of the Company’s ATM estate.  In addition, there is no demand for payment on the accounts payable to related parties of $1,316,233 and shareholder loans of $286,651 as these liabilities are owed to internal officers and directors.   Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – June 30, 2012

Plan of Operations

Results of Operations – Three Month Period

During the three (3) month period of operations ended June 30, 2012, E-Debit and its subsidiaries generated a net loss of $28,947, while a net loss of $284,376 was realized for the same period from the previous year.  The decrease in net loss of $255,429 over the same period from the previous year was mainly caused by an increase in gain on sale of $263,418, a decrease in consulting fees of $9,571, a decrease in legal and accounting fees of $23,733, and a decrease in travel, delivery and vehicle expenses of $14,556.  The decrease in net loss is partially offset against a decrease in gross profit of $14,989, an increase in other operating expense of $23,230 and a decrease in other income of $15,651 over the same period from the previous year.

The increase in gain on sale was caused by the sale of a portion of the Company’s eastern Canada ATMs estate to an arms-length investor for a total of $263,418 ($266,000 CDN) in April 2012.

The decrease in consulting fee was caused by a decrease adjustment in the monthly consulting fee contract effective May 2012.

The decrease in legal and accounting fees were mainly due to the Company recording the audit fees for the year ended December 31, 2011 in the first quarter of 2012 where the audit fees for the year ended December 31, 2010 was recorded in the second quarter of 2011.

The decrease in gross profit of $14,989 was primarily caused by a decrease in residual and interchange income of $263,666.  The decrease is partially offset against a decrease in residual and interchange costs of $212,982 and a decrease in other cost of sales of $36,086.

The decrease in residual and interchange income was mainly caused by the sale of a portion of the Company’s eastern Canada ATMs estate in April 2012 and  a decrease in processing of ABM transactions over the same period from the previous year.

The decrease in other cost of sales was mainly caused by a decrease in the switching expense of $38,095 and a decrease in the telephone expense of $21,552.  The decrease is partially offset against an increase in miscellaneous expense of $19,299.

The increase in other operating expenses was mainly related to an increase in bad debt expense of $10,762 and an increase in office supplies of $18,949.

In May 2012, the Company Board of Directors has authorized the holders of its Common Stock the right to convert their Common Stock to Series “A” Preferred Shares of the Corporation commencing the 1st of June 2012 and ending on the 30th of November 2012.  The Board of Directors has reserved the right to extend the conversion period.

A contingency exists due to insufficient authorized preferred stock to convert all the common stock.  The Company proposed to increase the number of authorized preferred stock to be voted on at the shareholder meeting in September 2012.

The Corporation’s Series “A” Preferred Shares have the following conditions and rights attached:

(a)
Upon any sale, liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any stock ranking junior to the Corporation’s Series “A” Preferred Stock, the holders of the Series “A” Preferred Stock shall be entitled to be paid out of the assets of the Corporation any dividends declared by the Board of Directors, in the form of stock, cash or otherwise, shall be distributed to the Corporation’s shareholders as follows: (a) ninety-five percent (95%) of such dividend shall be distributed to the holders of the Series “A” Preferred Shares on a pro rata basis; and (b) the remaining five (5%) shall be equally distributed to any holder of the Corporations Stock including Series “A” Preferred shareholders, on a pro rata basis.

(b)
In the case of a sale of any of the Corporation's business operations or in the event of a wind up or a liquidation of the Corporation's assets, the remaining cash to be distributed to the shareholders shall be distributed on the same basis as described in paragraph (a) above.

(c)
The Board of Directors will determine the amount of proceeds to be distributed from the sale of any of the Company's assets and will determine whether any dividend will be issued by the Corporation.  The Board of Directors will determine the date that such dividend or distribution will be paid.

(d)
During the period commencing on June 1, 2012 and concluding on November 30, 2012, each holder of shares of common stock shall have the right to surrender their shares of common stock in exchange for shares of preferred stock on a basis of 1:1. Each shareholder shall exercise this right by delivering to the Corporation or the Corporation’s transfer agent the certificates representing such shareholder’s shares of common stock, duly endorsed with appropriate signature guarantees affixed thereto, on or before the date determined above in this subsection (d).

(e)	Each share of Series “A” Preferred stock shall have voting rights of one vote per share for any election or other vote placed before the shareholders of the Company.

(f)	Upon conversion the Board of Directors shall exercise the right to vote the preferred shares at any duly called meeting of the shareholders in the same manner as previously issued preferred shares.

(g)
Series “A” Preferred Stock are anti-dilutive to reverse splits in relation to the voting rights of the Corporation’s  Series “A” Preferred Stock, and therefore in the case of a reverse split, the voting rights of the Series “A” Preferred Stock after the reverse split shall be equal to the ratio established prior to the reverse split. The voting rights of Series “A” Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split.

(h)	Excepting for Section (g) above, a consolidation or split of one class of the Corporation’s stock the Board of Directors shall determine the effect on any other class of shares.

(i)
Upon conversion of a common share to a preferred share, the preferred shareholder will have the right to convert such preferred share to share of common stock upon delivery of 21 days written notice to the Corporation, at the closing trading price on the date that notice is given for the conversion per share payable to the Corporation.

(j)
Upon receipt of notice of the request to convert from preferred share to common stock, share certificates will be issued with the following share trading restrictions.  1/3 of the total shares to be converted will be restricted from trading for a period of 1 months from the date of conversion; 1/3 of the total shares to be converted will be restricted from trading for a period of 3 months from the date of conversion; and 1/3 of the total shares to be converted will be restricted from trading for a period of 6 months from the date of conversion.

At this date, 435ATM are being processed between three switches. The number of ATMs being processed during the year 2012 has been decreased as compared to prior year.  The decrease is mainly caused by the sale of a portion of the Company’s eastern Canada ATMs estate to an arms-length investor in April 2012.

Results of Operations – Six Month Period

During the six (6) month period of operations ended June 30, 2012, E-Debit and its subsidiaries generated a net loss of $337,023, while a net loss of $513,427 was realized for the same period from the previous year.  The decrease in net loss of $176,404 over the same period from the previous year was mainly caused by an increase in gain on sale of $263,418, a decrease in salaries and benefits of $37,091, and a decrease in travel, delivery and vehicle expenses of $19,151.  The decrease in net loss is partially offset against a decrease in gross profit of $77,520, an increase in interest expense of $20,595 and a decrease in other income of $35,045 over the same period from the previous year.

The increase in gain on sale was caused by the sale of a portion of the Company’s eastern Canada ATMs estate to an arms-length investor for a total of $263,418 ($266,000 CDN) in April 2012.

The decrease in salaries and benefits was caused by an elimination of four positions during year 2011: An account manager, a programmer, a sales consultant, and a junior accountant.

The decrease in gross profit of $77,520 was primarily caused by a decrease in residual and interchange income of $471,023.  The decrease is partially offset against a decrease in residual and interchange costs of $371,553 and an increase in other revenue of $28,144.

The decrease in residual and interchange income was mainly caused by the sale of a portion of the Company’s eastern Canada ATMs estate in April 2012 and  a decrease in processing of ABM transactions over the same period from the previous year.

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

E-Debit is in the process of negotiations with other third parties for the purchase and sale of other geographically located ATMs throughout Canada.  The Company expects such transactions to be completed by the end of the year.

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

Changes in Financial Position

During the six (6) month period ending June 30, 2012, total assets decreased from $1,602,685 to $1,467,393.  The decrease is primarily due to a decrease in deposit – related party of $156,668.

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

On April 30, 2012 the Company concluded the sale of a portion of the Company’s eastern Canada ATMs estate to an arms-length investor.  As a result, VPSI was no longer required to supplies vault cash to it customer-owned ATM equipment and site locations and the deposit is to be returned to VPSI.
In May 2012, the Company and TAC mutually agreed to offset the full amount of deposit against the accounts payable owed to TAC.

As of June 30, 2012, E-Debit’s current liabilities consisted of accounts payable of $1,024,862, accrued liabilities of $142,164, loans payable of $366,455, indebtedness to related parties of $1,316,233, and shareholder loans of $286,651.

Accounts payable and accrued liabilities include a payable of $86,033 for the return of surcharge and interchange; the return of switch vault cash of $783,870; legal and accounting fees of $53,225; switch and hosting fees of $64,322; contingent expense of $31,149; accrued vacation payable of $12,873; investors deposits of $21,956; and $113,598 due for consulting services, office expenses and various other general fees and charges.

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $98,417 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $990 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.  The purpose of the loan is to supply vault cash to Vencash’s customer-owned ATM equipment and site locations.  Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount.

As of June 30, 2012, the balance is $98,417 ($100,000 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $128,927 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,297 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan was to fund the switch development project.  In February 2010, the loan was reduced by $62,212 ($65,000 CDN) in exchange for 622,123 common shares at $0.10 per share.  In May 2012, the loan was reduced by $982 ($998 CDN) in offsetting against the expenses.  As of June 30, 2012, the balance is $63,974 ($65,002 CDN).  This loan is reflected in the accompanying consolidated balance sheet as loans payable.

On December 20, 2011 the Company and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an arms-length third party investor for a loan of $196,835 ($200,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Company’s assets.  Upon demand the company has forty-five (45) days to repay the Demand Loan and interest.  As of June 30, 2012, the balance is $204,064 ($207,345 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

The following table summarizes the Company’s indebtedness to related parties’ transactions as at June 30, 2012:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$76,579	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	913,747	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	6,170	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	7,089	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	79,557	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s director for working capital.	155,891	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	32,912	Demand loans	No interest
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	44,288	Demand loans	No interest
Total	$1,316,233

The indebtedness to related parties consists of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There is no interest attached to a loan advanced from E-Debit’s director of $155,891, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $32,912, and the loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital of $44,288.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

The following table summarizes the Company’s shareholder loans transactions as at June 30, 2012:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	54,130	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	139,516	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	43,796	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	49,209	Demand loans	9% per annum
Total	$286,651

E-Debit’s shareholder loans related to cash advanced from E-Debit’s vice president total $54,130 and the directors total $139,516 have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans total $93,005 consist of a loan advance from E-Debit’s vice president total $43,796 has an interest rate of 12% per annum with no specific terms of repayment, and a loan advance from a shareholder of $49,209 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Shareholders’ deficit as of June 30, 2012 was negative $1,668,972, including an accumulated loss from operations of $5,890,014, as compared to shareholders deficit of $1,330,637 as of December 31, 2011. The increase in shareholders’ deficit of $338,335 was primarily due to the current year deficit of $337,023 and a decrease in accumulated other comprehensive income of $1,312.

As of June 30, 2012, E-Debit raised $158,944 cash advance from directors and officers to support the switch operations and general and administrative costs.

Total issued and outstanding share capital as of July 12, 2012 was 95,249,344 common shares and 70,855,900 preferred shares.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2012, the Company had a working capital deficit of $2,273,892 and Stockholders' Deficit of $1,668,972 compared with a working capital deficit of $2,163,452 and Stockholders' Deficit of $1,330,637 as of December 31, 2011.  The Company’s working capital deficit has increased principally as a result of an increase in indebtedness to related parties of $234,974, a decrease in cash of $36,532, and a decrease in accounts receivable net of allowance for doubtful accounts of $33,115.  The increase in working capital deficit is partially offset against the increase in restricted cash of $188,825.

The increase in indebtedness to related parties was from E-Debit’s directors and officers advances of working capital to support E-Debit operations.

Stockholders' Deficit increased as a result of a net loss for the six (6) months ended June 30, 2012 of $337,023 and a decrease in accumulated other comprehensive income of $1,312.

The Company’s consolidated operations during the six (6) month period resulted in the use of net cash of $289,176, compared to the use of net cash in the amount of $248,810 during the same period from the previous year. The increase in the use of net cash flow from operations was primarily the result of a decrease in accounts payable and accrued liabilities of $270,462.  The increase in the use of net cash flow from operations is partially offset against a decrease in the net loss from operation of $176,404 and an increase in accounts receivable of $61,317.

There were no investing activities during the six (6) month period ended June 30, 2012.

Financing activities during the six (6) month period resulted in the provision of net cash of $253,956 which was primarily caused by the cash advances from directors and officers to support the switch operations and general and administrative costs, offset by a repayment of loans to directors and officers of $118,270.

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

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. Furthermore, the management is in the process of negotiations with the third party investor potentially purchasing part or all of the Company’s ATM estate.  In addition, there is no demand for payment on the accounts payable to related parties of $1,316,233 and shareholder loans of $286,651 as these liabilities are owed to internal officers and directors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2012 (the “Evaluation Date”).

Based on such evaluation, Messrs. Mac Donald and Law have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.  Moreover, there were no significant changes in internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting during the six months ended June 30, 2012.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no changes since the filing of the 10K on December 31, 2011.

ITEM 1A. RISK FACTORS

N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

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
Date:   August 6, 2012

By:   /s/ Kim Law
Name:  Kim Law
Title:  Principal Financial Officer and Accounting Officer
Date:  August 6, 2012