Form 10-Q
period 2012-09-30
E-Debit Global Corp.
filed 2012-11-08
CIK 1129120

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 2, 2012, there were 330,709,344 outstanding shares of the Registrant's Common Stock, no par value and 70,855,900 shares of Preferred Stock, no par value.

E-DEBIT GLOBAL CORPORATION

INDEX TO THE FORM 10-Q

For the quarterly period ended September 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Balance Sheet

ASSETS	September 30, 2012 (Unaudited)	December 31, 2011 (Derived from audited financial statements)
CURRENT ASSETS
Cash	$28,297	$96,492
Restricted cash	1,141,826	595,044
Accounts receivable net of allowance for doubtful accounts of $23,240 and $13,172	31,908	37,342
Other receivable – related parties	10,567	6,917
Inventory	—	14,058
Prepaid expense and deposit	4,607	20,017
Total current assets	1,217,205	769,870

Property and equipment, net of depreciation	166,291	232,113
Property and equipment, idle	385,393	364,625
Investment, at cost	20	20
Deposit – related party	—	156,668
Intangible Assets, net of amortization	53,946	79,389

Total assets	$1,822,855	$1,602,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	1,371,520	1,051,828
Accrued liabilities	145,708	156,287
Loans payable	484,757	358,754
Indebtedness to related parties	1,225,472	1,081,259
Shareholder loans	296,193	285,194
Total current liabilities	3,523,650	2,933,322

Total liabilities	3,523,650	2,933,322

STOCKHOLDERS’ DEFICIT
Preferred stock – authorized 200,000,000 shares, no par value, 70,855,900 shares issued and outstanding at September 30, 2012 and 70,855,900 at December 31, 2011	1,400,855	1,400,855
Common stock - authorized 10,000,000,000 shares, no par value;330,709,344 shares issued and outstanding at September 30, 2012 and 95,249,344 at December 31, 2011	2,287,030	2,051,570
Additional paid-in capital	654,018	654,018
Accumulated other comprehensive income	67,039	115,911
Accumulated deficit	(6,109,737)	(5,552,991)
Total stockholders’ deficit	(1,700,795)	(1,330,637)

Total liabilities and stockholders’ deficit	$1,822,855	$1,602,685

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Operations
For the Nine Months Ended September 30,
(Unaudited)

	2012	2011
Revenue -
Equipment and supplies	$3,018	$20,229
Residual and interchange income	1,761,765	2,534,018
Other	57,724	35,719
Total revenue	1,822,507	2,589,966

Cost of sales -
Equipment and supplies	13,492	81,741
Residual and interchange costs	1,142,926	1,723,160
Other	438,294	465,699
Total cost of sales	1,594,712	2,270,600

Gross profit	227,795	319,366

Operating expenses -
Depreciation and amortization	78,007	59,014
Consulting fees	129,237	148,736
Legal and accounting fees	54,957	57,246
Salaries and benefits	374,865	413,955
Travel, delivery and vehicle expenses	38,963	40,236
Other	273,019	322,810
Total operating expenses	949,048	1,041,997

(-Loss-) from operations	(721,253)	(722,631)

Other income (expense) -
Interest expense	(108,990)	(106,217)
Gain on sale	263,418	—
Other income	10,079	73,956

Net (-loss-) before income taxes	(556,746)	(754,892)

Provision for income taxes	—	—

Net (-loss-)	$(556,746)	$(754,892)

Basic net (-loss-) per common share	$(0.00)	$(0.01)
Weighted number of shares outstanding	147,573,788	92,974,344

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Operations
For the three Months Ended September 30,
(Unaudited)

	2012	2011
Revenue -
Equipment and supplies	$2,963	$6,439
Residual and interchange income	591,496	892,726
Other	10,200	16,339
Total revenue	604,659	915,504

Cost of sales -
Equipment and supplies	3,039	67,108
Residual and interchange costs	376,337	585,018
Other	130,021	154,065
Total cost of sales	509,397	806,191

Gross profit	95,262	109,313

Operating expenses -
Depreciation and amortization	24,305	19,780
Consulting fees	39,692	48,850
Legal and accounting fees	9,872	13,531
Salaries and benefits	121,324	123,323
Travel, delivery and vehicle expenses	25,578	7,700
Other	81,813	136,203
Total operating expenses	302,584	349,387

Income (-Loss-) from operations	(207,322)	(240,074)

Other income (expense) -
Interest expense	(22,480)	(40,302)
Other income	10,079	38,911

Net (-loss-) before income taxes	(219,723)	(241,465)

Provision for income taxes	—	—

Net (-loss-)	$(219,723)	$(241,465)

Basic net (-loss-) per common share	$(0.00)	$(0.00)
Weighted number of shares outstanding	252,222,677	94,274,344

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net (-loss-)	$(219,723)	$(241,465)	$(556,746)	$(754,892)

Other comprehensive (-loss-), net of tax
Foreign currency translation adjustment	(47,560)	52,708	(48,872)	49,574
Other comprehensive (-loss-), net of tax	(47,560)	52,708	(48,872)	49,574

Comprehensive (-loss-)	$(267,283)	$(188,757)	$(605,618)	$(705,318)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	(Deficit)
Balance, December 31, 2011	70,855,900	$1,400,855	95,249,344	$2,051,570	$654,018	$115,911	$(5,552,991)	$(1,330,637)

Exercise of convertible notes to a creditor for settlement of debts	—	—	185,460,000	185,460	—	—	—	185,460
Exercise of convertible notes to a creditor for settlement of debts	—	—	50,000,000	50,000	—	—	—	50,000
Other comprehensive loss, net of tax	—	—	—	—	—	(48,872)	—	(48,872)
Net loss for the nine months ended September 30, 2012	—	—	—	—	—	—	(556,746)	(556,746)
Balance, September 30, 2012	70,855,900	$1,400,855	330,709,344	$2,287,030	$654,018	$67,039	$(6,109,737)	$(1,700,795)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net (loss) income from operations	$(556,746)	$(754,892)
Reconciling adjustments -
Depreciation and amortization	78,007	59,014
Impairment of inventory and receivable	—	109,212
Changes in operating assets and liabilities
Restricted cash	(546,782)	(53,999)
Accounts receivable	1,784	(56,544)
Inventory	14,058	1,040
Prepaid expenses and other	15,410	13,346
Cash overdraft	—	(20,918)
Other	—	(247)
Accounts payable and accrued liabilities	893,673	459,461
Net cash (used for) provided by operations	(100,596)	(244,527)

Cash flows from investing activities:
Purchase of equipment	—	(15,545)
Disposal of equipment	—	—
Net cash (used for) provided by investing activities	—	(15,545)

Cash flows from financing activities:
Proceeds from loans	126,003	—
Proceeds from related parties	164,235	317,725
Repayments to related parties	(208,965)	(42,841)
Net cash provided by financing activities	81,273	274,884

Foreign currency translation adjustment	(48,872)	49,574
Net change in cash and cash equivalents	(68,195)	64,386
Cash (overdraft) at beginning of year	96,492	—
Cash (overdraft) at end of year	$28,297	$64,386

Supplemental schedules:
Cash paid for interest	$27,924	$57,462
Cash paid for income taxes	$—	$—
Noncash investing and financing activities
Shares issued for the settlement of debt	$235,460	$81,700

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011
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

On September 18, 2012, the Company amended its articles of incorporation to increase its authorized capital to Ten Billion (10,000,000,000) shares of no par value common stock and Two Hundred Million (200,000,000) of no par value preferred stock.

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

Note 3 – Fair Value Measurements

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

Note 5 - Accounts Receivable

Accounts receivable consists of amounts due from customers.  The nature of the receivables consists of equipment sales, parts and accessories, and service provided.  The Company considers accounts more than 180 days old to be past due, since the Company can withhold the transactions revenue owed to the customers should their receivables become past due.  The account is deemed uncollectible and written off when the site locations are out of business and or in receivership.  The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance.

	September 30, 2012	December 31, 2011
Accounts Receivable
Equipment	-	$5,579
Services	-	462
Other	55,148	44,473
	55,148	$50,514

Less: Allowance for doubtful accounts	(23,240)	(13,172)
	$31,908	$37,342

The bad debt expense for the nine months ended September 30, 2012 and September 30, 2011 totaled $10,923 and $56,260, respectively.  The bad debt is reflected in the accompanying consolidated Statements of Operations as Other operating expenses.

Note 6 – Inventory

Inventory consists of the following elements:

	Quantity	Cost
December 31, 2011
ATM	6	$14,058
Parts and accessories	-	-
Total		$14,058

	Quantity	Cost
September 30, 2012
ATM	-	$-
Parts and accessories	-	-
Total		$-

Inventories are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Note 7 – Property and Equipment

Property and equipment in service consists of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value	Depreciation Rate and Method
December 31, 2011 -
Office furniture and equipment	$60,772	$31,274	$29,498	20% DB
Computer hardware and software	175,699	118,420	57,279	30% DB
ATM machines	236,845	93,317	143,528	30% DB
Other	8,252	6,444	1,808	Var
	$481,568	$249,455	$232,113
September 30, 2012 -
Office furniture and equipment	$63,116	$37,729	$25,387	20% DB
Computer hardware and software	182,475	139,525	42,950	30% DB
ATM machines	173,200	76,413	96,787	30% DB
Other	8,571	7,404	1,167	Var
	$427,362	$261,071	$166,291

There are no leased ATMs included in the Company’s property and equipment for the nine months ended September 30, 2012 and for the year ended December 31, 2011.

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  All components of property and equipment are being depreciated or amortized.  Depreciation and amortization expense for the nine months ended September 30, 2012 and September 30, 2011 totaled $78,007 and $59,014, respectively.

Property and equipment, idle consists of the following elements:

Cost
December 31, 2011 -
Computer hardware and software	$364,625
$364,625
September 30, 2012 -
Computer hardware and software	$385,393
$385,393

The property and equipment, idle was related to the purchase of computer hardware and software for the card management system in June 2010.  The software and computer hardware was purchased as a turnkey operating system which focused on a loyalty based platform.  As of September 30, 2012, the system is being expanded from its loyalty based platform to a cash based platform.  The Company is expecting the expansion of the system to be completed by the end of 2012.

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

The Company assessed the useful life of the intangible asset in relation to its five-year contract with ACI commencing November 2008.  The Company also determined the technology may be outdated at the end of the term of the contract and an enhancement of the software may be required at that time.

Depreciation is calculated using a declining balance method.

Intangible assets consist of the following elements:

	Cost	Accumulated Amortization	Net Book Value	Depreciation Method
December 31, 2011 -
License – ACI	$164,340	$98,605	$65,735	Straight-line
Patent	14,688	13,884	804	Straight-line
License – Paragon	17,846	$4,996	12,850	Straight-line
	$196,874	$117,485	$79,389
September 30, 2012 -
License – ACI	$170,678	$128,009	$42,669	Straight-line
Patent	15,255	14,545	710	Straight-line
License – Paragon	18,535	$7,968	10,567	Straight-line
	$204,468	$150,522	$53,946

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  Depreciation and amortization expense for the nine months ended September 30, 2012 and September 30, 2011 totaled $27,910 and $19,162, respectively.  This depreciation and amortization expense was part of the totaled which are reflected in the accompanying consolidated statements of operations as Depreciation and amortization.

Expected future depreciation and amortization of the intangible assets are as follows:

Year	Amount
2012	$25,973

2013	$27,973

Note 9 – Loans Payable

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $101,693 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,004 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.  The purpose of the loan is to supply vault cash to Vencash’s customer-owned ATM equipment and site locations.  Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount.

As of September 30, 2012, the balance is $101,693 ($100,000 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $133,218 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,315 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan was to fund the switch development project.  In February 2010, the loan was reduced by $62,212 ($65,000 CDN) in exchange for 622,123 common shares at $0.10 per share.  In May 2012, the loan was reduced by $1,002 ($998 CDN) in offsetting against the expenses.  In September 2012, the loan was reduced by $60 ($60 CDN) in offsetting against the expenses.  As of September 30, 2012, the balance is $66,042 ($64,942 CDN).  This loan is reflected in the accompanying consolidated balance sheet as loans payable.

On December 20, 2011 the Company and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an arms-length third party investor for a loan of $203,386 ($200,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Company’s assets.  Upon demand the company has forty-five (45) days to repay the Demand Loan and interest. As of September 30, 2012, the balance is $214,434 ($210,864 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

On August 15, 2012 the Company and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an arms-length third party investor for a loan of $101,693 ($100,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Company’s assets.  Upon demand the company has forty-five (45) days to repay the Demand Loan and interest.  As of September 30, 2012, the balance is $102,588 ($100,880 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

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

The Company also has various obligations for auto and equipment leases through 2016.

The Company’s real estate leases and one auto lease are signed with an affiliated company that is controlled by the Company’s president.

Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2012	$18,097	$4,166
2013	$73,264	$12,013
2014	$12,211	$11,583
2015	$—	$6,953
2016	$—	$2,319

	September 30, 2012	December 31, 2011
Rental expense	$81,983	$83,475

The Company leases telephone equipment under a non-cancellable capital lease commencing January 2011 and expiring in May 2015 with the option to purchase at the expiration of the 48 month lease term.  As of September 30, 2012, the cost of telephone equipment under capital lease at the Company is $22,204 with accumulated amortization of $9,714.

Minimum future capital lease payments under non-cancellable capital lease having remaining terms in excess of one year are as follows:

Capital Lease
2012	$1,705
2013	$6,648
2014	$6,648
2015	$2,216

On April 7, 2004, the Company sued Fred and Linda Sebastian to recover an outstanding loan of $80,000 (CDN) plus interest and court costs. The Company has reserved this amount due to the uncertainty of recovery. The defendant has withdrawn the counterclaim.  As of March 2008, no further actions were filed by either party.

On May 28, 2004 Peter Gregory filed an action in the Ontario Superior Court of Justice against Vencash Capital Corporation.  Peter Gregory was a former Vencash distributor and agent who filed the action related to a claim of wrongful dismissal from Vencash of $260,000 (CDN).  On July 30, 2004 Vencash filed a Statement of Defence and Counterclaim in the amount of $1,600,000 for breach of contract, breach of confidence, breach of fiduciary duties, interference with economic relations, damages for inducing breach of contract, and punitive damages. The Company believes the claim by Gregory to be without merit.  In January 2012, the Company received a copy of notice of garnishment from our bank institution against Vencash’s bank account for the total amount not to exceed $31,649 CDN.  The Company did not receive the notification for the judgement and is presently seeking legal advice.  This notice was rescinded by the bank upon delivery.  As of November 1, 2012 the Company has not been contacted further relating to the action initiated by Gregory.  The company is currently reviewing the related correspondence and in consultation with legal counsel upon completion of the review will respond to any further action initiated by Gregory in this regard.

On January 25, 2009, Victory ATM filed an action in the Nova Scotia Superior Court against Vencash Capital Corporation.  Victory ATM was formerly a customer of Vencash distributor Bullion Investments Inc. and claimed that supplied vault cash to a contracted armoured car company had been misappropriated for a total of approximately $45,000 CDN.  The Company has filed a statement of defense stating that Vencash had no care control or access to the vault cash supplied by Victory ATM and the only role that Vencash played was processing the Victory ATM in their designated site locations.  The Company believes the claim by Victory ATM to be without merit and has not accrued a liability for the claim.  As of November 1, 2012 the Company has not been contacted further and per our knowledge no court actions have been initiated to date.  Our Nova Scotia legal counsel has advised that she will continue to monitor this situation and upon discussion with Victory ATM legal counsel will make application to the courts to have the claim initiated against Vencash terminated.

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

The purpose of the sale of the subsidiaries was to save administration and audit costs to E-Debit since PFS and CDF have had no active business activities for the last four years.  As of December 31, 2011 and September 30, 2012, the Company setup as allowance for doubtful collections of $51,386 and $53,469 for the related parties’ receivables as the repayment of the receivables was unknown.

The following table summarizes the Company’s others receivable to related parties transactions as of September 30, 2012 and December 31, 2011:

	2012	2011
1105725 Alberta Ltd. o/a Personal Financial Solutions	$40,635	$39,127
Cash Direct Financial Services Ltd.	12,834	12,259
Trans Amored Canada	4,580	-
Accounts receivable – directors	5,987	6,917
	$64,036	$58,303

Less: Allowance for doubtful accounts	(53,469)	(51,386)

	$10,567	$6,917

The current outstanding advances are reflected in the accompanying consolidated balance sheet as other receivable – related parties and totaled $10,567 and $6,917, respectively, at September 30, 2012 and December 31, 2011.

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

The following table summarizes the Company’s deposit - related party transactions as of September 30, 2012 and December 31, 2011:

	2012	2011
Trans Armored Canada	-	$156,668
Less: Allowance for doubtful accounts	-	-
	-	$156,668

The current outstanding deposit is reflected in the accompanying consolidated balance sheet as deposit – related party and totaled $0 and $156,668, respectively, at September 30, 2012 and December 31, 2011.  The decrease in the full amount of deposit was primarily caused by the offsetting to payables in May 2012.

Indebtedness to related parties:

The Company expensed $24,779 ($24,675 CDN) during the third quarter of 2012 for consulting and management services to an affiliated company that is controlled by the Company’s president.  This expense is reflected in the accompanying consolidated Statements of Operations as a Consulting fees.

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

Upon completion of the first party claim related to the December loan and GSA the Company and its subsidiaries jointly and severally signed a GSA for the current debts owed to related parties and shareholders.  The Company has requested that the related parties and shareholders individually or collectively advance loans up to one million seven hundred and fifty thousand ($1,750,000) dollars in Canadian Funds ($1,779,631 USD) to the Company.  The terms of loans are “On Demand” with initial thirty-six months (36) terms which can be renewed from the date initial funds were advanced.  The interest rate is Eight (8%) percent annually calculated and paid quarterly.  Under the GSA, these debts are collateralized by the Company’s Accounts Receivables, Inventory, Equipment, Intangibles, Leasehold, Real and Immovable Property, and Proceeds.

The total amount owed to related parties as of September 30, 2012 is 1,521,665.  The remaining credit available to be drawn against related to this GSA and Line of Credit is $257,966.

The following table summarizes the Company’s indebtedness to related parties’ transactions as at September 30, 2012:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$109,985	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	769,543	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	7,503	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	7,665	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	86,318	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s director for working capital.	164,687	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	34,008	Demand loans	No interest
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	45,763	Demand loans	No interest
Total	$1,225,472

The indebtedness to related parties consists of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There is no interest attached to a loan advanced from E-Debit’s director of $164,687, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $34,008, and the loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital of $45,763.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

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

The following table summarizes the Company’s shareholder loans transactions as at September 30, 2012:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	55,932	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	144,160	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	45,253	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	50,848	Demand loans	9% per annum
Total	$296,193

E-Debit’s shareholder loans related to cash advanced from E-Debit’s vice president total $55,932 and the directors total $144,160 have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans totaling $96,101 consist of a loan advance from E-Debit’s vice president totaling $45,253 has an interest rate of 12% per annum with no specific terms of repayment, and a loan advance from a shareholder of $50,848 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Note 13 – Common and Preferred Stock

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

On September 18, 2012, the Company amended its articles of incorporation to increase its authorized capital to Ten Billion (10,000,000,000) shares of no par value common stock and Two Hundred Million (200,000,000) of no par value preferred stock.

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

(e)	Each share of Series “A” Preferred stock shall have voting rights of twenty votes per share for any election or other vote placed before the shareholders of the Company.

(f)	Upon conversion the Board of Directors shall exercise the right to vote the preferred shares at any duly called meeting of the shareholders in the same manner as previously issued preferred shares.

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

On August 10, 2012, the Board of Directors authorized all holders of the Corporation’s outstanding indebtedness by way of loan agreements, promissory notes or other security instruments to convert their debt to common stock of the Corporation at a conversion price which would have been the average of the previous 5 day closing trading price of the Corporation’s stock currently listed on the OTC QB under trading symbol “WSHE” or $0.001 per share whichever is greater at the time the Convertible Note Holders would have notified the Corporation in writing of its request to convert.

The Company’s Board of Directors would have had the right at its sole discretion and determination to obtain from the converting note-holder or its authorized assigns an irrevocable proxy to vote the converted common stock related to the conversion at any duly constituted meeting of the shareholders while the debt holder or its authorized assigns held an interest in the common stock.

The Company’s Board of Directors also resolved that the common stock issued as a result of any conversion of debt by way of the issued Convertible Note would not qualify for conversion to the Corporation’s preferred share at the time of conversion or any time in the future and request for conversion from common stock to preferred is prohibited and will be rejected.

On October 10, 2012, the Board of Directors amended the August 10, 2012 Directors resolution regarding the issuance of convertible notes.  The Board determined that in addition to the terms and conditions as set out in the Debt Settlement Resolution, any debt settlement commencing after the 10th day of October, 2012 must be approved by the President of the Corporation and authorized by a majority of the Board of Directors of the Corporation to become effective.  This resolution invites the debt holders to discuss the option to convert their debt into equity but the Company has no obligation to do so and the debt holder have no contractual right to make any conversion.   The Company has the right to accept or reject the request to convert by the debt holders on a case by case basis.  The terms and conditions of any agreed to conversion will be disclosed in the appropriate SEC filings.

On August 15, 2012, two of the creditors of $185,460 and $50,000 debt (as further discussed below) exercised their convertible notes totaling of $235,460 for 235,460,000 at $0.001 per share, being the greater of the previous five day average closing trading price.  These shares will be restricted for six (6) months until February 15, 2013 pursuant to rule 144 of the Securities and Exchange Commission.

The Company issued 185,460,000 shares of common stock to a creditor in conversion of $185,460 ($185,460 CDN), of convertible debt at the rate of $0.001 per share, being the greater of the previous five day average closing trading price.  These shares will be restricted for six (6) months until February 15, 2013.  The security holder has assigned an irrevocable proxy to vote to the Company Board of Directors.  This proxy shall not be revocable until the transfer of the title and ownership to the shares from the record holder to an arm’s length non related third party.

The Company issued 50,000,000 shares of common stock to a creditor in conversion of $50,000 ($50,000 CDN), of convertible debt at the rate of $0.001 per share, being the greater of the previous five day average closing trading price.  These shares will be restricted for six (6) months until February 15, 2013.  The security holder has assigned an irrevocable proxy to vote to the Company Board of Directors.  This proxy shall not be revocable until the transfer of the title and ownership to the shares from the record holder to an arm’s length non related third party.

Note 14 – Other Revenue

On April 30, 2012 the Company concluded the sale of a portion of the Company’s eastern Canada ATMs site location contracts to an investor for a total of $263,418 ($266,000 CDN).  This sale transaction is included in the accompanying consolidated income statement as Gain on sale.

Note 15 – Subsequent Events

In September 2012 the Company entered into an agreement to sell a portion of the Company’s western Canada ATMs site location contracts to an investor for an amount to be determined.  On October 25, 2012 the Company concluded the sales of a portion of the Company’s western Canada ATMs site location contracts to an investor for a total of $184,439 ($183,000 CDN).

On October 10, 2012, the Board of Directors amended the August 10, 2012 Directors resolution regarding the issuance of convertible notes.  The Board determined that in addition to the terms and conditions as set out in the Debt Settlement Resolution, any debt settlement commencing after the 10th day of October, 2012 must be approved by the President of the Corporation and authorized by a majority of the Board of Directors of the Corporation to become effective.  This resolution invites the debt holders to discuss the option to convert their debt into equity but the Company has no obligation to do so and the debt holder have no contractual right to make any conversion.   The Company has the right to accept or reject the request to convert by the debt holders on a case by case basis.  The terms and conditions of any agreed to conversion will be disclosed in the appropriate SEC filings.

Note 16 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recurring net losses from operations, and had a working capital deficit and a stockholders’ deficit at September 30, 2012 and 2011.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.  Furthermore, management is in the process of negotiations with a third party investor to potentially purchase part or all of the Company’s ATM estate.  In addition, there is no demand for payment on the accounts payable to related parties of $1,225,472 and shareholder loans of $296,193 as these liabilities are owed to internal officers and directors.   Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – September 30, 2012

Plan of Operations

Results of Operations – Three Month Period

During the three (3) month period of operations ended September 30, 2012, E-Debit and its subsidiaries generated a net loss of $219,723, while a net loss of $241,465 was realized for the same period from the previous year.  The decrease in net loss of $21,742 over the same period from the previous year was mainly caused by a decrease in other operating expense of $54,390, a decrease in consulting fees of $9,158, and a decrease in interest expense of $17,822.  The decrease in net loss is partially offset against a decrease in gross profit of $14,051, an increase in travel, delivery and vehicle expenses of $17,878 and a decrease in other income of $28,832 over the same period from the previous year.

The decrease in other operating expense was mainly caused by the decrease in bad debt expense of $53,570.

The decrease in consulting fees was caused by a decrease adjustment in the monthly consulting fee contract effective May 2012.

The decrease in interest expense was due to a refund of $12,193 interest charged from a vendor.

The decrease in gross profit of $14,051 was primarily caused by a decrease in residual and interchange income of $301,230.  The decrease is partially offset against a decrease in residual and interchange costs of $208,681 and a decrease in equipment and supplies of $64,069.

The decrease in residual and interchange income was mainly caused by the sale of a portion of the Company’s eastern Canada ATMs site location contracts in April 2012 and  a decrease in processing of ABM transactions over the same period from the previous year.

On August 15, 2012 the Company and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an arms-length third party investor for a loan of $101,693 ($100,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Company’s assets.  Upon demand the company has forty-five (45) days to repay the Demand Loan and interest.  As of September 30, 2012, the balance is $102,588 ($100,880 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

On August 10, 2012, the Board of Directors authorized all holders of the Corporation’s outstanding indebtedness by way of loan agreements, promissory notes or other security instruments to convert their debt to common stock of the Corporation at a conversion price which would have been the average of the previous 5 day closing trading price of the Corporation’s stock currently listed on the OTC QB under trading symbol “WSHE” or $0.001 per share whichever is greater at the time the Convertible Note Holders would have notified the Corporation in writing of its request to convert.

The Company’s Board of Directors would have had the right at its sole discretion and determination to obtain from the converting note-holder or its authorized assigns an irrevocable proxy to vote the converted common stock related to the conversion at any duly constituted meeting of the shareholders while the debt holder or its authorized assigns held an interest in the common stock.

The Company’s Board of Directors also resolved that the common stock issued as a result of any conversion of debt by way of the issued Convertible Note would not qualify for conversion to the Corporation’s preferred share at the time of conversion or any time in the future and request for conversion from common stock to preferred is prohibited and will be rejected.

On October 10, 2012, the Board of Directors amended the August 10, 2012 Directors resolution regarding the issuance of convertible notes.  The Board determined that in addition to the terms and conditions as set out in the Debt Settlement Resolution, any debt settlement commencing after the 10th day of October, 2012 must be approved by the President of the Corporation and authorized by a majority of the Board of Directors of the Corporation to become effective.  This resolution invites the debt holders to discuss the option to convert their debt into equity but the Company has no obligation to do so and the debt holder have no contractual right to make any conversion.   The Company has the right to accept or reject the request to convert by the debt holders on a case by case basis.  The terms and conditions of any agreed to conversion will be disclosed in the appropriate SEC filings.

On August 15, 2012, two of the creditors of $185,460 and $50,000 debt (as further discussed below) exercised their convertible notes totaling of $235,460 for 235,460,000 at $0.001 per share, being the greater of the previous five day average closing trading price.  These shares will be restricted for six (6) months until February 15, 2013 pursuant to rule 144 of the Securities and Exchange Commission.

The Company issued 185,460,000 shares of common stock to a creditor in conversion of $185,460 ($185,460 CDN), of convertible debt at the rate of $0.001 per share, being the greater of the previous five day average closing trading price.  These shares will be restricted for six (6) months until February 15, 2013.  The security holder has assigned an irrevocable proxy to vote to the Company Board of Directors.  This proxy shall not be revocable until the transfer of the title and ownership to the shares from the record holder to an arm’s length non related third party.

The Company issued 50,000,000 shares of common stock to a creditor in conversion of $50,000 ($50,000 CDN), of convertible debt at the rate of $0.001 per share, being the greater of the previous five day average closing trading price.  These shares will be restricted for six (6) months until February 15, 2013.  The security holder has assigned an irrevocable proxy to vote to the Company Board of Directors.  This proxy shall not be revocable until the transfer of the title and ownership to the shares from the record holder to an arm’s length non related third party.

On September 18, 2012, the Company amended its articles of incorporation to increase its authorized capital to Ten Billion (10,000,000,000) shares of no par value common stock and Two Hundred Million (200,000,000) of no par value preferred stock.

In September 2012 the Company entered into an agreement to sell a portion of the Company’s western Canada ATMs site location contracts to an investor for an amount to be determined.  On October 25, 2012 the Company concluded the sale of a portion of the Company’s western Canada ATMs site location contracts to an investor for a total of $184,439 ($183,000 CDN).

At this date, 382 ATM are being processed between three switches. The number of ATMs being processed during the year 2012 has been decreased as compared to prior year.  The decrease is mainly caused by the sale of a portion of the Company’s eastern Canada ATMs site location contracts to investor in April 2012.

Results of Operations – Nine Month Period

During the nine (9) month period of operations ended September 30, 2012, E-Debit and its subsidiaries generated a net loss of $556,746, while a net loss of $754,892 was realized for the same period from the previous year.  The decrease in net loss of $198,146 over the same period from the previous year was mainly caused by an increase in gain on sale of $263,418, a decrease in salaries and benefits of $39,090, and a decrease in other operating expense of $49,791.  The decrease in net loss is partially offset against a decrease in gross profit of $91,571 and a decrease in other income of $63,877 over the same period from the previous year.

The increase in gain on sale was due to the Company concluded the sale of a portion of the Company’s eastern Canada ATMs site location contracts to an investor.

The decrease in salaries and benefits was caused by an elimination of four positions during year 2011: An account manager, a programmer, a sales consultant, and a junior accountant.

The decrease in other operating expense was mainly caused by the decrease in bad debt expense of $45,337.

The decrease in gross profit of $91,571 was primarily caused by a decrease in residual and interchange income of $772,253. The decrease is partially offset against a decrease in residual and interchange costs of $580,234, a decrease in equipment and supplies expense of $68,249, and an increase in other revenue of $22,005.

The decrease in residual and interchange income was mainly caused by the sale of a portion of the Company’s eastern Canada ATMs site location contracts in April 2012 and  a decrease in processing of ABM transactions over the same period from the previous year.

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

Changes in Financial Position

During the nine (9) month period ending September 30, 2012, total assets increased from $1,602,685 to $1,822,855.  The increase is primarily due to an increase in restricted cash of $546,782.  The increase is partially offset against a decrease in cash of $68,195, and a decrease in deposit – related party of $156,668.

The increase in restricted cash was mainly caused by the surcharge and interchange settlement owed to customers as of September 30, 2012.  These surcharge and interchange settlements were returned to the customers on October 1, 2012.

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

On April 30, 2012 the Company concluded the sale of a portion of the Company’s eastern Canada ATMs estate to an arms-length investor.  As a result, VPSI was no longer required to supply vault cash to its customer-owned ATM equipment and site locations and the deposit is to be returned to VPSI.

In May 2012, the Company and TAC mutually agreed to offset the full amount of deposit against the accounts payable owed to TAC.

As of September 30, 2012, E-Debit’s current liabilities consisted of accounts payable of $1,371,520, accrued liabilities of $145,708, loans payable of $484,757, indebtedness to related parties of $1,225,472, and shareholder loans of $296,193.

Accounts payable and accrued liabilities include a payable of $77,168 for the return of surcharge and interchange; the return of switch vault cash of $1,149,330; legal and accounting fees of $47,220; switch and hosting fees of $46,455; contingent expense of $32,185; accrued vacation payable of $9,930; investors deposits of $42,256; and $112,684 due for consulting services, office expenses and various other general fees and charges.

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $101,693 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,004 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.  The purpose of the loan is to supply vault cash to Vencash’s customer-owned ATM equipment and site locations.  Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount.

As of September 30, 2012, the balance is $101,693 ($100,000 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $133,218 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,315 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan was to fund the switch development project.  In February 2010, the loan was reduced by $62,212 ($65,000 CDN) in exchange for 622,123 common shares at $0.10 per share.  In May 2012, the loan was reduced by $1,002 ($998 CDN) in offsetting against the expenses.  In September 2012, the loan was reduced by $60 ($60 CDN) in offsetting against the expenses.  As of September 30, 2012, the balance is $66,042 ($64,942 CDN).  This loan is reflected in the accompanying consolidated balance sheet as loans payable.

On December 20, 2011 the Company and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an arms-length third party investor for a loan of $203,386 ($200,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Company’s assets.  Upon demand the company has forty-five (45) days to repay the Demand Loan and interest. As of September 30, 2012, the balance is $214,434 ($210,864 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

On August 15, 2012 the Company and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an arms-length third party investor for a loan of $101,693 ($100,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Company’s assets.  Upon demand the company has forty-five (45) days to repay the Demand Loan and interest.  As of September 30, 2012, the balance is $102,588 ($100,880 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

The following table summarizes the Company’s indebtedness to related parties’ transactions as at September 30, 2012:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$109,985	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	769,543	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	7,503	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	7,665	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	86,318	Demand loans	8% per annum
A loan advanced from an affiliated company that is controlled by E-Debit’s director for working capital.	164,687	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	34,008	Demand loans	No interest
A loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital.	45,763	Demand loans	No interest
Total	$1,225,472

The indebtedness to related parties consists of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There is no interest attached to a loan advanced from E-Debit’s director of $164,687, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $34,008, and the loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital of $45,763.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

The following table summarizes the Company’s shareholder loans transactions as at September 30, 2012:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	55,932	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	144,160	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	45,253	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	50,848	Demand loans	9% per annum
Total	$296,193

E-Debit’s shareholder loans related to cash advanced from E-Debit’s vice president total $55,932 and the directors total $144,160 have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans totaling $96,101 consist of a loan advance from E-Debit’s vice president totaling $45,253 has an interest rate of 12% per annum with no specific terms of repayment, and a loan advance from a shareholder of $50,848 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Shareholders’ deficit as of September 30, 2012 was negative $1,700,795, including an accumulated loss from operations of $6,109,737, as compared to shareholders deficit of $1,330,637 as of December 31, 2011. The increase in shareholders’ deficit of $370,158 was primarily due to the current year deficit of $556,746 and a decrease in accumulated other comprehensive income of $48,872.  The increase is partially offset against an increase in common stock of $235,460.

Total issued and outstanding share capital as of November 2, 2012 was 330,709,344 common shares and 70,855,900 preferred shares.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2012, the Company had a working capital deficit of $2,306,445 and Stockholders' Deficit of $1,700,795 compared with a working capital deficit of $2,163,452 and Stockholders' Deficit of $1,330,637 as of December 31, 2011.  The Company’s working capital deficit has increased principally as a result of a decrease in cash of $68,195, an increase in accounts payable and accrued of $309,113, an increase in loans payable of $126,003, an increase in indebtedness to related parties of $144,213, and an increase in shareholder loan of $10,999.  The increase in working capital deficit is partially offset against the increase in restricted cash of $546,782.

The increase in indebtedness to related parties was from E-Debit’s directors and officers advances of working capital to support E-Debit operations.

Stockholders' Deficit increased as a result of a net loss for the nine (9) months ended September 30, 2012 of $556,746, a decrease in accumulated other comprehensive income of $48,872, and an increase in common stock of $235,460.

The Company’s consolidated operations during the nine (9) month period resulted in the use of net cash of $100,596, compared to the use of net cash in the amount of $244,527 during the same period from the previous year. The decrease in the use of net cash flow from operations was primarily the result of the decrease in net loss from operation of $198,146 and an increase in accounts payable and accrued liabilities of $434,212.  The increase in the use of net cash flow from operations is partially offset against an increase in restricted cash of $492,783.

There were no investing activities during the nine (9) month period ended September 30, 2012.

Financing activities during the nine (9) month period resulted in the provision of net cash of $81,273 which was primarily caused by the proceeds from loans of $126,003, the cash advances from directors and officers to support the switch operations and general and administrative costs of $164,235.  The provision of net cash is partially offset against a repayment of loans to directors and officers of $208,965.

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

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. Furthermore, the management is in the process of negotiations with the third party investor potentially purchasing part or all of the Company’s ATM estate.  In addition, there is no demand for payment on the accounts payable to related parties of $1,225,472 and shareholder loans of $296,193 as these liabilities are owed to internal officers and directors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2012 (the “Evaluation Date”).

Based on such evaluation, Messrs. Mac Donald and Law have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.  Moreover, there were no significant changes in internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting during the nine months ended September 30, 2012.

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
Date:    November 8, 2012

By:   /s/ Kim Law
Name:  Kim Law

Title:   Principal Financial Officer and Accounting Officer
Date:   November 8, 2012