Form 10-K
period 2012-12-31
E-Debit Global Corp.
filed 2013-04-15
CIK 1129120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes  ☒ No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Corporation.  See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting Corporation" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Corporation ☒

Indicate by check mark whether the registrant is a shell Corporation (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the Common Stock of E-Debit Global Corporation held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter: (248,923,808 shares) based on the closing price of the common stock of $1,244,619.

As of March 31, 2013 there were 320,046,834 shares of Common Stock outstanding.

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

ITEM 1    DESCRIPTION OF BUSINESS

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

Since 2000, the Corporation focused its business development on the “non-conventional financial services industry” and has sought opportunities available to it through acquisitions of equity positions within operating corporations or the establishment of wholly owned subsidiary companies that could assist in the asset growth of the Corporation.

“Non-Conventional Financial Services Business” is described as business related activities which would be normally associated in Canada with a registered chartered bank or bank affiliated financial institution but is privately owned and operated and not affiliated with a Canadian Chartered Bank.  The Corporation provides automated consumer financial services through its Canadian national network of automated teller machines (“ATMs”) and its Financial Processing Services associated to its membership within the Canadian Interac Network.

E-Debit has no ongoing business operations other than acting as a holding corporation.

On April 2, 2010, the Corporation changed its name to “E-Debit Global Corporation.”  E-Debit Global Corporation is referred to herein as “E-Debit”, “the Corporation”, “the Corporation”, “we” and “our”.

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

As a result of the changes to the Interac Network EMV chip card requirements and to meet the financial requirements resulting from these changes the Corporation on December 1, 2011 completed the move of its ATM assets including ATM equipment and related Site Location and Placement Agreements into E-Debit Global Corporation’s wholly owned subsidiary VenCash Payment Solutions Inc., which segregated the Corporation’s Canadian national network of automated teller machines (“ATMs”) and our technical and transaction processing operations platforms (the “Switch”) which remained within Westsphere Systems Inc.

E-Debit International Inc.

On August 1, 2000, the Corporation acquired a five percent (5%) interest in E-Debit International Inc., an Alberta registered corporation (“E-Debit International”), a provider of pre-paid debit cards, for $1,350 cash ($2,000 CDN) from a non-affiliated third party, Julio Rivera.  In connection with the purchase, we also acquired an option to purchase the balance of Mr. Rivera’s remaining sixty-five percent (65%) ownership in E-Debit International.

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

 (See "Business of E-Debit International Inc.")

Cash Direct Financial Services Inc.

Currently the Corporation is a 10% shareholder of Cash Direct Financial Services Inc. (“Cash Direct”).  Cash Direct was  incorporated under the laws of the Province of Alberta on July 17, 2003 to develop a “bricks and mortar” expansion to our business of “non-conventional banking” operations branded “Personal Financial $olutions”. (See "General Description and Development of Business" below.).

Westsphere Capital Group Ltd.

Westsphere Capital Group Inc. (“Westsphere Capital”) was incorporated under the laws of the Province of Alberta on January 4, 2005 to supply operational, financial, and administrative support to the Westsphere group of companies.

Group Link Inc.

Group Link Inc.  (“Group Link”) was incorporated under the laws of the Province of Alberta on December 13, 2012 as the foundation of the re-establishment of our nationwide distribution network, which in the past allowed for our presence in the Canadian marketplace.  Group Link utilizes a “gated-access network approach” where our Independent Sales Organization members within the Group Link distribution network require either an existing relationship with the Corporation or its affiliate members or the intervention of a contact of the affiliate member.  The Group Link distribution network has full access to all business operations of the Corporation and is integrated within the member distributors.

The Corporation is the majority shareholder of Group Link holding 55% of the issued and outstanding common stock of the Corporation.  The Corporation’s Chief Executive Officer is Group Link’s Chief Executive Officer and Director and holds personally 15% of the issued and outstanding common stock of Group Link.  E-Debit’s Chief Operating Officer is a Director and personally holds 10% of the issued and outstanding common stock of Group Link.  Group Link’s President and Group Link’s Chief Development Officer both are Directors of Group Link and each hold 10% of the issued and outstanding common stock of the Group Link.

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

As a result of the changes to the Interac Network EMV chip card requirements and to meet the financial requirements resulting from these changes the Corporation on December 1, 2011 completed the move of its ATM assets including ATM equipment and related Site Location and Placement Agreements into E-Debit Global Corporation’s wholly owned subsidiary VenCash Payment Solutions Inc., which segregated the Corporation’s Canadian national network of automated teller machines (“ATMs”) and our technical and operations platforms (the “Switch”) transaction processing operations which remained within Westsphere Systems Inc.

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

The Corporation as well as many other Canadian companies pursued participation in the field of marketing, distribution, selling, and leasing cash dispensing equipment recognized in the market place as ATMs, "ABMs" (automated banking machines), "white label machines" (a privately owned and operated cash dispensing machine).

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

Currently the Corporation through its wholly owned subsidiary Westsphere Systems Inc. (“WSI”) acts as an "acquirer" for Terminals that the Corporation owns (through arrangements called "ATM Placements" or "Debit Placements") and for Terminals that are owned by third parties (through arrangements called "ATM Processing" or "Debit Processing").

A transaction at an ATM or Debit Terminal in the Corporation’s network, commences when a consumer holding a card issued by a Network member decides to withdraw cash or make a purchase using a Debit Card or Credit Card.  WSI has access to various Networks (including Interac, MasterCard and VISA) through agreements WSI  has with the Networks or Network members that are authorized to enter into sponsorship arrangements for the Network. In the case of a cash withdrawal at an ATM, the cardholder inserts his or her card into the machine, enters his or her PIN and requests a sum of money.

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

The Corporation’s ATM business

In late 1997, "non-conventional banking" participation and private ownership of ATMs was authorized allowing for participation within the "Canadian INTERAC system". The "Canadian Interac Association" as used herein is a national organization linking enterprises that have proprietary networks to enable them to communicate with each other for purposes of exchanging electronic financial transactions. Five (5) Canadian Banking and Financial Institutions founded the association in 1984. As of March 2013, there were eighty-three (83) member organizations. INTERAC is the organization responsible for the development of a national network of shared electronic financial services: INTERAC Shared Cash Dispensing Service (“SCD”) at ATMs and INTERAC Direct Payment Services (“IDP”), Canada's national debit service. IDP is Canada's national debit card service, available at more than 630,000 IDP terminals and 600,000+ ATMs across the country.

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

Currently the Corporation through its subsidiary holdings is a fully integrated ATM provider, and offers a complete suite of ATM management services from ATM deployment and maintenance to transaction processing, reporting and settlement. Since inception, our ATM business grew significantly peaking in 2009 with approximately 1,000 within its ATM network.  In the past year and during the transition over to the EMV Network Standards of Interac, the Corporation continued to reduce its network size by selling selected regional ATM estates to an investor.  As of December 31, 2012, 275 ATM are being processed by WSI’s switch.  At present, we continue to earn revenue from the following sources: (i) transaction fees which include Interchange Fees and surcharge revenue; (ii) processing fees and maintenance fees; and (iii) margin on the sale of ATMs.  We are continuing to sign exclusive five-year plus agreements (which contain renewal provisions) with our customers for their ATM transaction processing and maintenance and management services.

Since 1999 the Corporation’s focus was to grow our ATM estate organically utilizing in house sales as well as established distributor relationships.  In the past, the distributor relationship has been the keystone to our national ATM presence but as the Canadian marketplace matured, so did our established distributor model.  Combined with network changes within the Canadian Interac Network particularly the initiation of EMV chip encryption and the marketplace’s matured state the Corporation’s focus has been to maximize its current ATM placements, with a site by site evaluation of the go forward profitability of our ATM estate.  The process of eliminating non profitable site locations and the sale of selected regional ATM site estates saw the Corporation meet the deadline of Interac EMV implementation by the end of 2012.

Previously Vencash Capital acted as a "channel" which contracted its financial electronic transfer responsibilities with two (2) non owned "switches" (Data West Solutions and Calypso Canada Ltd.).  In November 2008 the Corporation commenced the transfer of its previously contracted switch to Westsphere Systems, and with the roll out of our ATM estate onto Westsphere System’s processing switch, reliance on outsourced switching has been eliminated.

The Corporation currently provides our leading merchant customers with all of the services required to successfully and profitably operate ATMs which include monitoring, maintenance, cash management, customer service and transaction processing.  With a strategic relationship developed within the Canadian “white label” marketplace the Corporation’s management believes while we operate in very competitive marketplace the re-establishment of a nationwide distribution network, which allowed for our presence in the marketplace in the past and allow us to capitalize on the opportunities afforded with the changeover to chip based transaction processing.

Current Stage of Corporate Development

While our ATM network has historically provided a majority of the cash flow which fuelled our business operations the combination of a matured business, routine acceptance of the white label ATM placement and market saturation will continue to be norm.  With the move to chip enabled card products, both debit and credit, the non-conventional bank “white label” ATM business has changed and so has the Corporation’s ability to rely on our ATM business operations to continue to generate positive revenues and returns.  The Corporation plans to focus on the re-establishment of our historic distribution network to allow for the growth of the ATM business operations and to expand our Switch Direct ATM business model.

Growth Strategy and Market Niche

The Corporation is an integrated transaction processor and an ATM provider offering a complete suite of ATM management services ranging from ATM deployment, maintenance reporting and settlement and transaction processing.   Historically we have focused on organic growth and our management's plan is to continue this effort as follows:

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

Competitors

i
DirectCash Payments Inc.- Canada's largest ATM Corporation in operation. It has offices and distribution centers in all of the major cities across Canada and supplies consolidated distribution, switching and processing services

ii.	Ezee Cash – Second largest national ATM estate holder centered in Ontario and Quebec supplies ATM products not including Financial Processing Services.

iii.	Several Regional and National Companies - These companies compete on a regional basis with the Corporation’s regional distributor network and nationally with Westsphere Systems corporately.

Our Strengths

We are a fully integrated full service Financial Processor and ATM operator focusing on providing retailers with reliable, low cost ATMs with contractual relationships which provide us with recurring transactional and fixed revenue streams with a large number of geographically diverse customers including small, medium and large retail enterprises in a variety of market segments. We enter into contracts with all our customers which typically have an initial term of five years plus first right of refusal to contract extensions.

Historically, we have deployed and operated our devices under two distinct arrangements with our retail partners: Corporation-owned and merchant-owned arrangements. Under Corporation-owned arrangements, we provide the device and are typically responsible for all aspects of its operation, including transaction processing, managing cash, supplies, and telecommunications as well as routine and technical maintenance. Under our merchant-owned arrangements, the retail merchant or the distributor owns the device and is usually responsible for providing cash and performing simple maintenance tasks, while we provide more complex maintenance services, transaction processing, and connection to the EFT networks.

We will continue to utilize selective placement and monitoring of ATMs, to obtain maximum value for placement and a higher percentage return per terminal. Service and information dissemination will continue to be a priority for the management team.

The Corporation’s ownership of our communication network related to our Switch operation has provided us with (i) equal or an enhanced economic advantage over the majority of our ATM competitors who must totally rely on third parties to provide them with various services including transaction processing through our access to Interac; (ii) the ability to provide additional products and services which our smaller regional competitors are not able to offer such as real time and customized reporting; (iii) control of the core technologies of our business; (iv) the ability to upgrade our products by adding new functionality and services not easily replicated by our competitors; and (v) the ability to grow organically without significant incremental technical capital.

In addition to deploying our devices under Corporation-owned and merchant-owned arrangements, we recently began offering a managed services solution, under which we provide certain services to retailers, financial institutions and other ATM operators. We offer various forms of managed services, depending on the needs of our customers, and offer a customized ATM management solution that can include monitoring, maintenance, cash management, customer service, transaction processing and other services.

Our strategy is to enhance our position as a major provider of automated consumer financial services not only in Canada but internationally and to expand our business operations to become a significant provider of managed services to further expand our network and service offerings into select international markets.

Risk Assessment

We operate in a changing and unpredictable regulatory environment. If we are subject to new legislation regarding the operation of our ATMs, we could be required to make substantial expenditures, as we have in the recent past, to comply with that legislation, which may continue to reduce our net income and our profit margins.

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

In search for greater market penetration and share the major Canadian Banking Institutes offer enhanced product services, the latest is the issuance of Debit Cards and/or Credit Cards to their customers that can be used on multiple Networks such as Interac, MasterCard or VISA. Customers will decide to use a particular card based on a number of factors such as whether the card is associated with a network accepted by the merchant the customer purchases goods and services from, the fees the customer will pay to use the card, and any benefits the customer receives from use of the card (i.e. air miles, cash back, etc.). Concerns have been expressed by retail merchants that the new PIN secured Credit Cards offered by MasterCard and VISA will be favored by financial institutions over Interac (because financial institutions can earn more revenue through the higher pricing models typically associated with Credit Card).   The routing of the debit or credit transaction to proprietary networks such as VISA and MasterCard could have a dramatic effect on the historical revenue stream of Canada’s largest debit network Interac which could result in effecting the Corporation’s ongoing revenue stream.  The Canadian federal government has announced that they will not be taking steps to block MasterCard and VISA from offering PIN based card products in competition with Interac.

The Corporations revenues have historically been dependent on ATM transaction volume.  In the event that transaction volume decreases with the proliferation of additional ATMs in the market, the Corporation’s revenues will be negatively impacted.  Actual expenses may exceed the Corporation’s projected amounts and/or actual revenues may be less than the Corporation currently projects, in which case the Corporation may need to raise additional funds from lenders and equity markets in the future. In addition, the Corporation may choose to raise additional financing in order to capitalize on perceived opportunities in the marketplace that may accelerate the Corporation’s growth objectives. The Corporation’s abilities to arrange such financing in the future will depend in part on the prevailing capital market conditions as well as the Corporation’s business performance. There can be no assurance that the Corporation will be successful in its efforts to arrange additional financing, if needed, on terms satisfactory to the Corporation. If additional equity or debt financing is raised by the issuance of common stock, control of the Corporation may change and shareholders may experience dilution to their equity interest in the Corporation.

Business of E-Debit International Inc.

E-Debit International Inc.’s (“E-Debit International”) initial development stages focused on meeting the payment system needs of current and potential online shoppers specifically the “un-banked/under-banked” which refers to those that cannot obtain a bank account or do not wish to have a conventional bank account.  While E-Debit International's business model was originally based on an anonymous payment system to protect the identity of the purchaser while allowing for guaranteed payment to the merchant the events of September 11, 2001 caused our management to evaluate the anonymity factor of the E-debit International process to ensure our policy of “knowing our customer”.

The Corporation entered into an asset purchase agreement on June 21, 2010 with an investor related to certain hardware equipment, and software equipment for the establishment of a proprietary card management system in order to establish the foundation platform to enable E-Debit International to launch its card product entry into the loyalty, prepaid, debit and credit card business space originating in Canada and North America wide to date the card management system has not been implemented or put into commercial production.

As of December 31, 2012, the Corporation recorded an impairment charge of $381,019 to reduce the idle property and equipment to zero based on an annual property and equipment impairment analysis performed in response to a hardware and software security upgrade mandated under Interac, MasterCard and VISA rules.  These upgrades include the requirements to have EMV (Europay, MasterCard, VISA) certified chip card (the replacement technology for the historical magnetic stripe cards) software/readers, and network approved encrypted PIN pad ("EPP") devices, installed on all ATMs and debit terminals:  thereby providing the ability to accept EMV chip card transactions.  The Corporation has determined that it is not cost effective for the upgrades and the outcome is uncertain.  In addition, management intends to raise funds for the project but no assurance can be given that the Corporation will be successful in raising additional capital.

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

Cash Direct generated revenues from its investment in Personal Financial $olutions and through its first beta site which grew on a monthly basis during the first full year of operations.  It was apparent that the beta test supported the acceptance, convenience, versatility and reliability of the Cash Direct proprietary hardware and related software although two (2) additional Personal Financial $olutions arms length privately held distributorships – one in Edmonton, Alberta and another in Calgary, Alberta

The Corporation had previously determined that the operation of cheque cashing services, corporate registry and filing services was not adding to the financial potential of our core business model as the fee per transaction based business operations of its ATM, POS and card management businesses.  On October 15, 2010, the Corporation sold forty-one (41%) percent of the issued and outstanding shares of Cash Direct’s subsidiary 1105725 Alberta Ltd operating as Personal Financial Solutions to 1498328 Alberta Ltd. of which E-Debit Global officer and Chief Operating Officer is a principal shareholder. The sale resulted in 1498328 Alberta Ltd. controlling ninety (90%) of the issued and outstanding shares of 1105725 Alberta Ltd.   E-Debit Global has the option to repurchase up to 40% of the issued and outstanding shares of 1498328 Alberta Ltd. at $1.00 per share on or before October 14, 2013.

Concurrent to the sale of the shares of 1105725 Alberta Ltd. and in order to facilitate the financing of replacement ATM equipment to meet Interac EMV requirements, the Corporation on May 1, 2011 completed the sale of ninety (90%) percent of the issued and outstanding shares of Cash Direct Financial Services Inc. to 732352 Alberta Ltd. a wholly owned subsidiary of a Corporation controlled by Douglas Mac Donald, the Corporation’s President and CEO.  E-Debit Global has the option to repurchase up to 51% of the issued and outstanding shares of Cash Direct Financial Services at $1.00 per share on or before April 30, 2013.

Business of Group Link Inc.

Group Link Inc.  (“Group Link”) was incorporated under the laws of the Province of Alberta on December 13, 2012 as the foundation of the re-establishment of our nationwide distribution network, which in the past allowed for our presence in the Canadian marketplace.  The Corporation is the majority shareholder of Group Link holding 55% of the issued and outstanding common stock of the Corporation.  The Corporation’s Chief Executive Officer is Group Link’s Chief Executive Officer and Director and holds personally 15% of the issued and outstanding common stock of Group Link.  E-Debit’s Chief Operating Officer is a Director and personally holds 10% of the issued and outstanding common stock of Group Link.  Group Link’s President and Group Link’s Chief Development Officer both are Directors of Group Link and each hold 10% of the issued and outstanding common stock of the Group Link.

Built on the Corporation’s traditional historic distribution model which has been utilized for the past 14 years within the VenCash ATM network, Group Link utilizes a “gated-access network approach” where Independent Sales Organization (“ISO”) members within the Group Link distribution network require either an existing relationship with the Corporation or any of its affiliate members and/or the intervention of a contact of the affiliate member.  The Group Link distribution network utilizes and has full access to all business operations and services of the Corporation and our financial processing services as supplied by Westsphere Systems Inc. is integrated within the Group Link Independent Sales Organization (“ISO”) member network.

Group Link intends to expand its opportunities to not only the ATM industry but to also build on our experience in developing, managing and operating a national marketing and distribution channel being offered to all Group Link member ISO’s with exclusive utilization of the Corporation’s wholly owned subsidiary Westsphere Systems Inc. for financial processing services related to revenue payment and revenue splitting functionality.

Current Stage of Our Development

Our group of companies employs twelve (12) full-time employees and six (6) contracted consultant groups working in Calgary & Edmonton, Alberta, Kingston, Toronto & Orangeville, Ontario and Omaha, Nebraska.

We were incorporated in Colorado on July 21, 1998, and hold wholly owned as well as majority controlled subsidiaries which conduct business throughout Canada.  The Corporation also has investment interests in associated companies in Canada.  We file and prepare our financial information in accordance with U.S. generally accepted accounting principles (“GAAP”).

ITEM 1A      RISK FACTORS

The following are certain risk factors relating to E-Debit Global Corporation, and the Corporation’s subsidiary business operations.  The following information is a summary only of certain risk factors and is qualified in its entirety by reference to, and must be read in conjunction with, the detailed information appearing elsewhere in this document.

E-Debit Global Corporation is organized to be a holding corporation of the various other entities held as wholly owned subsidiaries and therefore is not directly subject to risks of the business.  However, since the Corporation derives its value and cash flow from its subsidiaries, the risks faced by the Corporation’s subsidiaries are effectively also faced by the Corporation. The risks and uncertainties described below are not the only risks and uncertainties the Corporation faces.

Additional risks and uncertainties not currently known to the Corporation or that the Corporation currently deems immaterial also may impair the Corporation’s business operations. If any of the following risks actually occur, the Corporation's business, results of operations and financial condition could suffer.

Over the past several years the various geographical regulators and Security Commissions in Canada have placed restrictions on the Canadian Brokerage Houses in Canada for the acceptance of OTC:QB shares into Canadian shareholder trading accounts.  While the Corporation has continued to maintain a continual and uninterrupted SEC filing presence as a publicly listed Corporation since 2001, the ability of the Corporation’s holders of common stock to place their stock into brokerage accounts has been seriously impaired.

An investment in the Corporation’s common stock involves a high degree of risk.  You should carefully consider the following risk factors and the other information in this registration statement before investing in our common stock.  Our business and results of operations could be seriously harmed by any of the following risks.

We operate in a changing and unpredictable regulatory environment. If we are subject to new legislation regarding the operation of our ATMs, we could be required to make substantial expenditures to comply with that legislation, which may reduce our net income and our profit margins.

We have substantial indebtedness.

As of December 31, 2012, we had a working capital deficit of $2,225,293 which includes $495,014 payable to suppliers for day-to-day operations.  Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow.  Our cash flow will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control.  Accordingly, we cannot be certain as to whether or when we will have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure that any of these strategies can be effective on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences, including:

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

Requirements associated with being a reporting Public Corporation will require significant Corporation resources and management attention.

Over the past several years the various geographical regulators and Security Commissions in Canada have placed restrictions on the Canadian Brokerage Houses in Canada for the acceptance of OTC:QB shares into Canadian shareholder trading accounts.  While the Corporation has continued to maintain a continual and uninterrupted SEC filing presence as a publicly listed Corporation since 2001 the ability of the Corporations holders of Common Stock to place their stock into brokerage accounts has been seriously impaired.

Compliance with reporting and other requirements applicable to public companies such as Sarbanes Oxley will continue to create additional costs for us, will require the time and attention of management and will require the hiring of additional personnel and outside consultants. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact on our management's attention to these matters will have on our business.

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

The Corporation has met all of the deadlines mandated by Interac and MasterCard for conversion of ATMs and debit terminals (i.e. to read the EMV microchip on a card rather than a magnetic stripe) are as follows:

(a)	50% of all ATMs must be upgraded with an EMV certified chip pin entry device by December 31, 2011 and 100% of ATMs must be upgraded by December 31, 2012;
(b)	35% of debit terminals must be upgraded with an EMV certified chip pin entry device by December 31, 2010, 60% must be converted by December 31, 2012, and 100% must be upgraded by December 31, 2015.

Notwithstanding our past compliance to mandated network and card product protocols the Corporation could experience difficulty or an inability to comply with future network and card product change.

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

In search for greater market penetration and share, the major Canadian Banking Institutes offer enhanced product services; the latest is the issuance of Debit Cards and/or Credit Cards to their customers that can be used on multiple Networks such as Interac, MasterCard or VISA. Customers will decide to use a particular card based on a number of factors such as whether the card is associated with a network accepted by the merchant the customer purchases goods and services from, the fees the customer will pay to use the card, and any benefits the customer receives from use of the card (i.e. air miles, cash back, etc.). Concerns have been expressed by retail merchants that the new PIN secured Credit Cards offered by MasterCard and VISA will be favored by financial institutions over Interac (because financial institutions can earn more revenue through the higher pricing models typically associated with Credit Card).   The routing of the debit or credit transaction to proprietary networks such as VISA and MasterCard could have a dramatic effect on the historical revenue stream of Canada’s largest debit network Interac which could result in effecting the Corporation’s ongoing revenue stream.  The Canadian federal government has announced that they will not be taking steps to block MasterCard and VISA from offering PIN based card products in competition with Interac.

The Corporation employs a number of employees and contractors that conduct very significant services to the Corporation’s operating systems associated to our Switch Operations.  In the course of supplying those services and supports if one or more of these individuals in key control positions were to perpetrate a fraud (for example, relating to settlement of transactions, altering account deposit account details, changing customer charging details, fraudulently ordering cash to a non Corporate owned location, or creating fake accounts), this could have a negative impact on the Corporation's cash flow.  To reduce this risk the Corporation has put into place significant internal controls and monitoring to detect any of these possible activities, and the Corporation requires dual entry for many of the encryption key loading and control processes related to the cash settlement process.

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

The Corporation does carry insurance for cash in transit. As a result, not all risks facing the Corporation are now or will be covered by insurance, and no assurance can be given that insurance will be consistently available on an economically feasible basis or that the amounts of insurance will at all times be sufficient to cover each and every loss or claim that may occur involving the Corporation’s assets or operations. In particular, damage caused by an accidental or natural disaster to any or all of the Corporation's office/warehouse facilities, including the contracted Switch operation, may have a material adverse affect on the financial well being of the Corporation’s operations.

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

Our performance is substantially dependent on the continued services of our executive officers and key employees.   Our long-term success will depend on our ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel, and we may experience difficulties in the future.  The Corporation has historically been dependent on a relatively small number of key officers and employees, the loss of any of whom could have an adverse effect on the Corporation. Due to the technical nature of its business operations, the Corporation is dependent upon its ability to continue to attract and retain qualified management, marketing, information technology and technical personnel. There is competition for qualified personnel in the Corporation’s business and in related businesses and there can be no assurance that the Corporation will be able to continue to attract and retain qualified personnel necessary for the development of the Corporation's businesses. Douglas Mac Donald continues to act as President and C.E.O. of the Corporation and its principal subsidiaries under an ongoing employment agreement with the Corporation.

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

Requirement for Additional Capital

Actual expenses may exceed the Corporation's projected amounts and/or actual revenues may be less than the Corporation currently anticipates, in which case the Corporation may need to raise additional funds from lenders and equity markets in the future. In addition the Corporation may choose to raise additional financing in order to capitalize on perceived opportunities in the marketplace that may accelerate the Corporation's growth objectives.  The Corporation's abilities to arrange such financing in the future will depend in part on the prevailing capital market conditions as well as the Corporation's business performance. There can be no assurance that the Corporation will be successful in efforts to arrange additional financing, if needed, on terms satisfactory to the Corporation. If additional equity or debt financing is raised by the issuance of the Corporation Shares, control of the Corporation may change and holders of the Corporation Shares may experience dilution to their equity interest in the Corporation.

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

Need to Manage Growth Effectively

If the Corporation fails to manage the Corporation's growth effectively, The Corporation's business and operating results could be adversely affected, which could impact the market price of the Corporation’s Shares to fall. The Corporation expects to continue to grow the operations of the Corporation domestically and internationally, and to hire additional employees. The growth in the Corporation's operations and staff has placed, and will continue to place, a strain on existing management systems and resources. If the Corporation fails to manage its future anticipated growth, the Corporation may experience higher operating expenses, and may be unable to meet the expectations of shareholders, securities analysts or prospective investors with respect to future operating results.

The Market Price of the Corporation Shares Will Fluctuate

Since being listed for trading on the OTC:QB under the trading symbol WSHE on July 21, 2001, shares of the Corporation have  not necessarily traded at values determined solely by reference to the underlying value of its assets.  In addition, the market price for the Corporation’s Shares may be affected by changes in general market conditions, fluctuations in the market for equity or debt securities and numerous other factors beyond the control of the Corporation.  The Management and Board of Directors have over the past year examined the cost-benefits of the continuation of being listed for trading, particularly on the OTC:QB.  Trading restrictions issued by various securities jurisdictions combined with less than positive brokerage acceptance of our stock for placement within our shareholders brokerage accounts has been problematic to the Board.  The Board will continue to review all options available to the Corporation in order to ensure preservation of shareholder value, one of which is the expansion of the preferred share position to include all current shareholders.

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

ITEM 2      DESCRIPTION OF PROPERTIES

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

ITEM 3      LEGAL PROCEEDINGS

On May 28, 2004 Peter Gregory filed an action in the Ontario Superior Court of Justice against Vencash Capital Corporation.  Peter Gregory was a Vencash distributor and agent who filed the action related to a claim of wrongful dismissal from Vencash of $260,000 (CDN).  On July 30, 2004 Vencash filed a Statement of Defence and Counterclaim in the amount of $1,600,000 for breach of contract, breach of confidence, breach of fiduciary duties, interference with economic relations, damages for inducing breach of contract, and punitive damages. The Corporation believes the claim by Gregory to be without merit.  In January 2012, the Corporation received a copy of notice of garnishment from our bank institution against Vencash’s bank account for the total amount not to exceed $31,649 CDN.  The Corporation did not receive the notification for the judgement and is presently seeking legal advice.  This notice was rescinded by the bank upon delivery.  The Corporation is currently reviewing the related correspondence and in consultation with legal counsel upon completion of the review will respond to any further action initiated by Gregory in this regard.

On January 25, 2009, Victory ATM filed an action in the Nova Scotia Superior Court against Vencash Capital Corporation.  Victory ATM was formerly a customer of Vencash distributor Bullion Investments Inc. and claimed that supplied vault cash to a contracted armoured car Corporation had been misappropriated for a total of approximately $45,000 CDN.  The Corporation has filed a statement of defense stating that Vencash had no care control or access to the vault cash supplied by Victory ATM and the only role that Vencash played was processing the Victory ATM transactions in their designated site locations.  The Corporation believes the claim by Victory ATM to be without merit and has not accrued a liability for the claim.  As of March 2011, our Nova Scotia legal counsel has advised that she will monitor this situation for the next month and upon discussion with Victory ATM legal counsel will make application to the courts to have the claim initiated against Vencash terminated.

On December 11, 2012, Mainland Investments, Inc. and Research Driven Investor, LLC filed an action in the Alberta Court of Queen’s Bench against E-Debit Global Corporation, E-Debit’s officers, and various other parties.  Mainland Investment Inc. and Research Driven Investor, LLC (RDI) are specialized in investor relations firms and claimed for a total of $150,000 CDN as per the investor relations consulting agreement between RDI and the Corporation.  On February 4, 2013, the Corporation and E-Debit’s officers have filed a statement of defense denying that there had ever existed an agreement between RDI and E-Debit.  The Corporation has a signed Investor Relations Consulting Agreement with Open Waters Investments Inc. (OWI) and deny that OWI ever had authority to enter into written or oral agreement with RDI on behalf of E-Debit, or, that E-Debit ever contractually agreed to or represented that it had appointed RDI as its advisor.  The Corporation believes the claim by Mainland Investments, and Research Drive Investor, LLC to be without merit and has not accrued a liability for the claim.

On December 14, 2012, Trans-Armored Canada Inc. filed an action in the Nova Scotia Superior Court against Westsphere Systems Inc. (WSI).  Trans-Armored Canada Inc. (TAC) was formerly a contracted armoured car Corporation to deliver vault cash to site locations and claimed for a total outstanding debt of $34,325 CDN.   As set out in the 15th of August 2007 TAC/Vencash Agreement, the Corporation’s President and Chief Executive Officer sits as a member of the board of directors and represents 50% of TAC’s board of directors.  The Corporation is currently reviewing the related correspondence and is in consultation with legal counsel to file a statement of defense.  The Corporation has released what it believes to be the full and final payment to TAC in May 2012 where the Corporation and TAC mutually agreed to offset the full amount of deposit due from TAC against the accounts payable owed to TAC.  The Corporation believes the claim by Trans-Armored Canada Inc. to be without merit and has not accrued a liability for the claim.

Contingency

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

Management believes that the Corporation and/or its subsidiaries are in compliance with EMV requirements.

Investment Policies

We do not have any investments in real estate, real estate mortgages or securities involving real estate.

ITEM 4    REMOVED AND RESERVED

PART II

ITEM 5                                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 22, 2001, our common stock was posted for trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “WSHA”.

Effective April 01, 2005, our common stock was trading on the OTCBB under the symbol “WSHE”. Our preferred shares are non-trading and voting is vested with the Board of Directors.  On March 29, 2010, Westsphere officially changed its name from Westsphere Asset Corporation, Inc. to E-Debit Global Corporation. The new CUSIP number is 26841A 105, which was filed with Colorado Secretary of State on March 29, 2010. The Corporation submitted all documents to FINRA for the name change on April 01, 2010.

2012	High	Low
1st Quarter	$0.01	$0.00
2nd Quarter	$0.00	$0.00
3rd Quarter	$0.01	$0.00
4th Quarter	$0.05	$0.00

2011	High	Low
1st Quarter	$0.09	$0.02
2nd Quarter	$0.12	$0.01
3rd Quarter	$0.04	$0.01
4th Quarter	$0.02	$0.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of March 31, 2013, we have approximately three hundred and seventy six (376) shareholders including unknown shareholders in brokerage accounts.

No dividends on outstanding common or preferred stock have been paid or declared within the last two (2) fiscal years or during any interim periods. We do not anticipate or intend to pay any dividends in the foreseeable future.

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

(1) The Board of Directors adopted the Westsphere Asset Corporation 2004 Stock Option and Stock Award Plan. The Plan is administered by the Corporation’s President, Mr. Douglas Mac Donald.  In December 2009, the Corporation approved the amendment of the outstanding and current Stock Option and Stock Award Plan filed on January 26, 2005 which remains in effect to January 26, 2015.  The maximum number of shares of the Common Stock that may be optioned or awarded under this Plan is 7,500,000 pre-split shares.  No Participant shall receive, over the term of this Plan, awards of free trading stock and restricted stock, awards in the form of stock appreciation rights or options, whether incentive stock options or options other than incentive stock option, to purchase, more than 20 percent of the total shares of Common Stock authorized for issuance under the Plan.

On October 26, 2010, pursuant to the authorization of the Corporation’s shareholders given at the annual shareholders meeting held on March 27, 2010, management filed a notice of corporate action with the Financial Industry Regulatory Authority (FINRA) declaring a 5 to 1 forward split of the outstanding common stock effective November 8, 2010 or as soon thereafter as determined by FINRA.

On November 15, 2010, the Financial Industry Regulatory Authority made the previously announced 5 to 1 forward split of the outstanding common stock effective. Therefore the maximum number of shares of the Common Stock that may be optioned or awarded under this Plan is 37,500,000 shares.

ITEM 6       SELECTED FINANCIAL DATA

As a smaller reporting Corporation, the Corporation is not required to include this Item.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

E-Debit and its subsidiaries generated a net loss of $831,276 from operations for the twelve month period ending December 31, 2012.  During the period of operations ending December 31, 2011, E-Debit and its subsidiaries generated a net loss of $1,095,912.  The decrease in year 2012’s net loss of $264,636 over the previous year was primarily due to a decrease in consulting fees of $26,458, a decrease in salaries and benefits of $36,535, a decrease in stock-based compensation of $29,227, a decrease in travel, delivery and vehicle expenses of $23,060, a decrease in interest expense of $5,674, and an increase in gain on sale of $801,204.  The decrease in net loss is partially offset against a decrease in gross profit of $218,468, an increase in impairment loss of $381,019, and a decrease in other income of $72,410 over the same period from the previous year.

The decrease in consulting fees was caused by a decrease adjustment in the monthly consulting fee contract effective May 2012.

The decrease in salaries and benefits was caused by an elimination of four positions during year 2011: An account manager, a programmer, a sales consultant, and a junior accountant.

The decrease in stock-based compensation expense was related to the Corporation granted options to three consultants under the 2004 Stock Option and Stock Award Plan in the prior year.  The stock-based compensation expense was determined by using the Black Scholes calculation.

The decrease in interest expense was due to a reduction of $12,193 interest charged from a vendor.

On April 30, 2012 the Corporation concluded the sale of a portion of the Corporation’s eastern Canada ATMs site location contracts to an investor for a total of $263,418 ($266,000 CDN).  This sale transaction is included in the accompanying consolidated income statement as Gain on sale.  As a result, the General Security Agreement (GSA) for the current debts owed to related parties and shareholders dated December 2011 was cancelled in order for this sales transaction to be filed in priority to other loans advanced to the Corporation by related parties.

On October 25, 2012 the Corporation concluded the sale of a portion of the Corporation’s Western Canada ATMs site location contracts to an investor for a total of $184,643 ($183,000 CDN).  This sale transaction is included in the accompanying consolidated income statement as Gain on sale.

On December 5, 2012 the Corporation concluded the sale of a portion of the Corporation’s eastern Canada ATMs site location contracts to an investor for a total of $353,143 ($350,000 CDN).  This sale transaction is included in the accompanying consolidated income statement as Gain on sale.

The Corporation is expecting a net loss of $57,000 in residual and interchange revenue in the year 2013 for the sale of the Corporation’s ATMs site location contracts to an investor in the year 2012.

The decrease in gross profit of $218,468 was primarily caused by a decrease in residual and interchange income of $993,809 and a decrease in equipment and supplies revenue of $14,041. The decrease is partially offset against a decrease in residual and interchange costs of $740,202 and a decrease in equipment and supplies cost of sales of $70,389.

The decrease in residual and interchange income was mainly caused by the sale of a majority of the Corporation’s ATMs site location contracts to an investor during the year 2012.

The decrease in other income was mainly related to the forgiveness of debt owed to the Corporation’s former auditor and suppliers in the prior year.

The property and equipment which has been idle was related to the purchase of computer hardware and software for the card management system in June 2010.  The software and computer hardware was purchased as a turnkey operating system which focused on a loyalty based platform.  As of December 31, 2012, the Corporation recorded an impairment charge of $381,019 to reduce the idle property and equipment to zero based on an annual property and equipment impairment analysis performed in response to hardware and software security upgrade mandated under Interac, MasterCard and VISA rules.  These upgrades include the requirements to have EMV (Europay, MasterCard, VISA) certified chip card (the replacement technology for the historical magnetic stripe cards) software/readers, and network approved encrypted PIN pad ("EPP") devices, installed on all ATMs and debit terminals:  thereby providing the ability to accept EMV chip card transactions.  The Corporation has determined that it is not cost effective for the upgrades and the outcome is uncertain.  In addition, management intends to raise funds for the project but no assurance can be given that the Corporation will be successful in raising additional capital.

At this date, 275 ATM are being processed by WSI’s switch.  The number of ATMs being processed during the year 2012 has been decreased as compared to 661 ATM in the prior year.  The decrease is mainly caused by the sale of a majority of the Corporation’s ATMs site location contracts to an investor during year 2012.

In May 2012, the Corporation’s Board of Directors authorized the holders of its Common Stock the right to convert their Common Stock to Series “A” Preferred Shares of the Corporation commencing the 1st of June 2012 and ending on the 30th of November 2012.  The Board of Directors has reserved the right to extend the conversion period anytime at a later date.

A contingency initially existed due to insufficient authorized preferred stock to convert all the common stock.  The Corporation proposed to increase the number of authorized preferred stock to be voted on at the shareholder meeting in September 2012.

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

(c)
The Board of Directors will determine the amount of proceeds to be distributed from the sale of any of the Corporation's assets and will determine whether any dividend will be issued by the Corporation.  The Board of Directors will determine the date that such dividend or distribution will be paid.

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

(e)	Each share of Series “A” Preferred stock shall have voting rights of one vote per share for any election or other vote placed before the shareholders of the Corporation.

(f)	Upon conversion the Board of Directors shall exercise the right to vote the preferred shares at any duly called meeting of the shareholders in the same manner as previously issued preferred shares.

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

The Corporation’s Board of Directors would have had the right at its sole discretion and determination to obtain from the converting note-holder or its authorized assigns an irrevocable proxy to vote the converted common stock related to the conversion at any duly constituted meeting of the shareholders while the debt holder or its authorized assigns held an interest in the common stock.

The Corporation’s Board of Directors also resolved that the common stock issued as a result of any conversion of debt by way of the issued Convertible Note would not qualify for conversion to the Corporation’s preferred share at the time of conversion or any time in the future and request for conversion from common stock to preferred is prohibited and will be rejected.

On October 10, 2012, the Board of Directors amended the August 10, 2012 Directors resolution regarding the issuance of convertible notes.  The Board determined that in addition to the terms and conditions as set out in the Debt Settlement Resolution, any debt settlement commencing after the 10th day of October, 2012 must be approved by the President of the Corporation and authorized by a majority of the Board of Directors of the Corporation to become effective.  This resolution invites the debt holders to discuss the option to convert their debt into equity but the Corporation has no obligation to do so and the debt holder have no contractual right to make any conversion.   The Corporation has the right to accept or reject the request to convert by the debt holders on a case by case basis.  The terms and conditions of any agreed to conversion will be disclosed in the appropriate SEC filings.

On August 15, 2012, three of the creditors of $95,460, $50,000 and $90,000 debt (as further discussed below) exercised their convertible notes totaling of $235,460 for 235,460,000 shares of common stock at $0.001 per share, being the greater of the previous five day average closing trading price.  These shares are restricted for six (6) months until February 15, 2013 pursuant to rule 144 of the Securities and Exchange Commission.

The Corporation issued 95,460,000 shares of common stock to a creditor in conversion of $95,460 ($95,460 CDN), of convertible debt at the rate of $0.001 per share, being the greater of the previous five day average closing trading price.  These shares are restricted for six (6) months until February 15, 2013.  The security holder has assigned an irrevocable proxy to vote to the Corporation Board of Directors.  This proxy shall not be revocable until the transfer of the title and ownership to the shares from the record holder to an arm’s length non related third party.

The Corporation issued 50,000,000 shares of common stock to a creditor in conversion of $50,000 ($50,000 CDN), of convertible debt at the rate of $0.001 per share, being the greater of the previous five day average closing trading price.  These shares are restricted for six (6) months until February 15, 2013.  The security holder has assigned an irrevocable proxy to vote to the Corporation Board of Directors.  This proxy shall not be revocable until the transfer of the title and ownership to the shares from the record holder to an arm’s length non related third party.

The Corporation issued 90,000,000 shares of common stock to an Investor Relations firm in conversion of $90,000 ($90,000 CDN), of convertible debt at the rate of $0.001 per share, being the greater of the previous five day average closing trading price.  These shares are restricted for six (6) months until February 15, 2013.  The security holder has assigned an irrevocable proxy to vote to the Corporation Board of Directors.  This proxy shall not be revocable until the transfer of the title and ownership to the shares from the record holder to an arm’s length non related third party.

On September 18, 2012, the Corporation amended its articles of incorporation to increase its authorized capital to Ten Billion (10,000,000,000) shares of no par value common stock and Two Hundred Million (200,000,000) of no par value preferred stock.

On November 25, 2012, the Corporation’s president exercised the right to convert Common Stock to Series “A” Preferred Shares for 10,662,510 common shares to 10,662,510 preferred shares.  The issuance of 6,250,000 of preferred shares was issued to the Corporation’s president and 4,412,510 of preferred shares were issued to two of the affiliated Corporation that is controlled by the Corporation’s president.

Total issued and outstanding share capital as of March 31, 2013 was 320,046,834 common shares and 81,518,410 preferred shares.

On August 15, 2012 the Corporation and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an investor for a loan of $100,509 ($100,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Corporation’s assets.  Upon demand the Corporation has forty-five (45) days to repay the Demand Loan and interest.  As of December 31, 2012, the balance is $100,509 ($100,000 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

On November 26, 2012 the Alberta Securities Commission (ASC) notified the Corporation of the new rule, Multilateral Instrument 51-105 Issuers Quoted in the U.S. Over-the-Counter Markets (the Instrument) that was effective on July 31, 2012.  The Instrument designates as reporting issuers in the local jurisdiction, any issuer whose securities are quoted on a US OTC market but not on another North American exchange listed in the Instrument or in AB Blanket Order 51-513 Relief from Multilateral Instrument 51-105 Issuers Quoted in the U.S. Over-the-Counter Markets (the Blanket Order) and that have a significant connection to that local jurisdiction.  ASC has performed a preliminary review of the Corporation’s affairs and determined that the Corporation appears to have a sufficient connection to Alberta so as to cause the Corporation to be designated as an “OTC reporting issuer” under the Instrument in Alberta.

E-Debit currently is a reporting issuer in British Columbia jurisdiction in Canada.  On December 11, 2012, E-Debit confirmed with British Columbia Securities Commission (BCSC) that the Corporation no longer required filing the reporting requirements to BCSC.  The Corporation started to file the reporting requirements in Alberta effective July 31, 2012.

In December 2012 the Corporation entered into an agreement to sell its remaining ATM site location contracts to an investor for an amount to be determined.  The Corporation expects such transactions to be completed by the end of the second quarter 2013.

On December 11, 2012, Mainland Investments, Inc. and Research Driven Investor, LLC filed an action in the Alberta Court of Queen’s Bench against E-Debit Global Corporation, E-Debit’s officers, and various other parties.  Mainland Investment Inc. and Research Driven Investor, LLC (RDI) (specialized investor relations firms) claimed for a total of $150,000 CDN related to an alleged investor relations consulting agreement between RDI and the Corporation.  On February 4, 2013, the Corporation and E-Debit’s officers have filed a statement of defense denying that there had ever existed an agreement between RDI and E-Debit.  The Corporation has a signed Investor Relations Consulting Agreement with Open Waters Investments Inc. (OWI) and deny that OWI ever had authority to enter into written or oral agreement with RDI on behalf of E-Debit, or that E-Debit ever contractually agreed to or represented that it had appointed RDI as its advisor.  The Corporation believes the claim by Mainland Investments, and Research Drive Investor, LLC to be without merit and has not accrued a liability for the claim.

On December 14, 2012, Trans-Armored Canada Inc. filed an action in the Nova Scotia Superior Court against Westsphere Systems Inc. (WSI).  Trans-Armored Canada Inc. (TAC) was formerly a contracted armoured car Corporation to deliver vault cash to site locations and claimed for a total outstanding debt of $34,325 CDN.   As set out in the 15th of August 2007 TAC/Vencash Agreement, the Corporation’s President and Chief Executive Officer sits as a member of the board of directors and represents 50% of TAC’s board of directors.  The Corporation is currently reviewing the related correspondence and is in consultation with legal counsel to file a statement of defense.  The Corporation has released what it believes to be the full and final payment to TAC in May 2012 where the Corporation and TAC mutually agreed to offset the full amount of deposit due from TAC against the accounts payable owed to TAC.  The Corporation believes the claim by Trans-Armored Canada Inc. to be without merit and has not accrued a liability for the claim.

On December 13, 2012, Group Link Inc. (“Group Link”) was incorporated under the laws of the Province of Alberta as the foundation of the re-establishment of our nationwide distribution network, which in the past allowed for our presence in the Canadian marketplace.

Group Link utilizes a “gated-access network approach” where our Independent Sales Organization members within the Group Link distribution network require either an existing relationship with the Corporation or its affiliate members or the intervention of a contact of the affiliate member.  The Group Link distribution network has full access to all business operations of the Corporation and is integrated within the member distributors.

Group Link intends to expand its opportunities to not only the ATM industry but also to build on our experience in developing, managing and operating a national marketing and distribution channel being offered to all Group Link member ISO’s with exclusive utilization of the Corporation’s wholly owned subsidiary Westsphere Systems Inc. for financial processing services related to revenue payment and revenue splitting functionality.

The Corporation is the majority shareholder of Group Link holding 55% of the issued and outstanding common stock of the Corporation.  The Corporation’s Chief Executive Officer is Group Link’s Chief Executive Officer and Director and holds personally 15% of the issued and outstanding common stock of Group Link.  E-Debit’s Chief Operating Officer is a Director and personally holds 10% of the issued and outstanding common stock of Group Link.  Group Link’s President and Group Link’s Chief Development Officer both are Directors of Group Link and each hold 10% of the issued and outstanding common stock of the Group Link.

E-Debit and its subsidiaries currently do not generate sufficient revenues to meet overhead needs.  This is due to E-Debit switch operations which were launched in January 2009 and commencing rollover of ATMs to process all transactions.  The switch operations currently do not generate sufficient revenue to cover its expenses.  In addition, E-Debit continues to experience a steady decrease in gross profit mainly due to the sale of the majority of ATMs site location contracts during the year 2012.  Management recognizes that the Corporation must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases.  However, no assurance can be given that the Corporation will be successful in raising additional capital.

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

Changes in Financial Position

During fiscal year 2012, total assets decreased from $1,602,685 to $636,246.  The decrease is primarily due to a decrease in cash of $49,594, a decrease in restricted cash of $406,808, a decrease in property and equipment, idle of $364,625, and a decrease in deposit – related party of $156,668.  The decrease is partially offset against an increase in inventory of $54,570.

The decrease in restricted cash over the prior year was mainly caused by the sale of the majority ATMs site location contracts to an investor during the year 2012.

The decrease in property and equipment, idle was caused by management’s determination that the card management systems was fully impaired based on an annual property and equipment impairment analysis performed in response to hardware and software security upgrade mandated under Interac, MasterCard and VISA rules.  The Corporation has determined that it is not cost effective for the upgrades and the outcome is uncertain.  In addition, management intends to raise funds for the project but no assurance can be given that the Corporation will be successful in raising additional capital.

The deposit – related party consists of an amount due from a contractor, Trans Armored Canada (TAC).  The deposit carried no interest rate, and required no monthly payments.  The purpose of this deposit was to supply vault cash to E-Debit’s wholly owned subsidiary Vencash Payment Solutions Inc. (VPSI)’s customer-owned ATM equipment and site locations.  The Corporation earned revenues from surcharge transactions generated from these ATMs.

VPSI previously supplied vault cash to these site locations because its customers did not have sufficient vault cash for these site locations.  VPSI had subcontracted TAC to deliver vault cash to these site locations.  TAC was accountable for the rotation of the cash.

Presently, the Corporation’s President and Chief Executive Officer sits as a member of the board of directors which represents 50% of TAC’s board of directors and the Corporation has the option to purchase 20% ownership in TAC.

On April 30, 2012 the Corporation concluded the sale of a portion of the Corporation’s eastern Canada ATMs estate to an investor.  As a result, VPSI was no longer required to supply vault cash to its customer-owned ATM equipment and site locations and the deposit was to be returned to VPSI.

In May 2012, the Corporation and TAC mutually agreed to offset the full amount of deposit against the accounts payable owed to TAC.

The increase in inventory was mainly due to the return of the Corporation’s owned ATMs from an investor for the sale of site location contracts during the year 2012.

As of December 31, 2012, E-Debit’s current liabilities consisted of accounts payable of $396,988, accrued liabilities of $98,026, loans payable of $287,047, indebtedness to related parties of $1,517,601, and shareholder loans of $292,741.

Accounts payable and accrued liabilities include a payable of $33,793 for the return of surcharge and interchange; the return of switch vault cash of $188,236; legal and accounting fees of $58,071; switch and hosting fees of $71,835; contingent expense of $31,810; accrued vacation payable of $9,035; investors deposits of $10,718; and $91,516 due for consulting services, office expenses and various other general fees and charges.

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $100,509 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,009 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.  The purpose of the loan is to supply vault cash to Vencash’s customer-owned ATM equipment and site locations.  Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car Corporation that supplies vault cash to these site locations.  The armored car Corporation is accountable for the rotation of the cash and has signed a note receivable for the amount.  As of December 31, 2012, the balance is $100,509 ($100,000 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $128,547 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,322 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan was to fund the switch development project.  In February 2010, the loan was reduced by $62,212 ($65,000 CDN) in exchange for 622,123 common shares at $0.10 per share.  In May 2012, the loan was reduced by $1,003 ($998 CDN) in offsetting against the expenses.  In September 2012, the loan was reduced by $60 ($60 CDN) in offsetting against the expenses.  In December 2012, WSI recorded an accrued interest of $4,570 ($4,547 CDN).   As of December 31, 2012, the balance is $69,842 ($69,489 CDN).  This loan is included in the accompanying consolidated balance sheet as loans payable.

On December 20, 2011 the Corporation and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an investor for a loan of $201,017 ($200,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Corporation’s assets.  Upon demand the Corporation has forty-five (45) days to repay the Demand Loan and interest.  On October 24, 2012, the loan was repaid by $107,936 ($107,390 CDN).  On December 5, 2012, the loan was repaid by $76,892 ($76,503 CDN).  As of December 31, 2012, the balance is $16,187 ($16,107 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

On August 15, 2012 the Corporation and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an arms-length third party investor for a loan of $100,509 ($100,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Corporation’s assets.  Upon demand the Corporation has forty-five (45) days to repay the Demand Loan and interest.  As of December 31, 2012, the balance is $100,509 ($100,000 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

The following table summarizes the Corporation’s indebtedness to related parties’ transactions as at December 31, 2012:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$95,674	Demand loans	8% per annum
A loan advanced from an affiliated Corporation that is controlled by E-Debit’s President for working capital.	867,701	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	8,521	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	6,421	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	89,353	Demand loans	8% per annum
A loan advanced from an affiliated Corporation that is controlled by E-Debit’s director for working capital.	208,926	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	33,611	Demand loans	No interest
A loan advanced from an affiliated Corporation that is controlled by E-Debit’s President for working capital.	207,394	Demand loans	No interest
Total	$1,517,601

The indebtedness to related parties consists of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There is no interest attached to a loan advanced from E-Debit’s director of $208,926, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $33,611, and the loan advanced from an affiliated Corporation that is controlled by E-Debit’s President for working capital of $207,394.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

The following table summarizes the Corporation’s shareholder loans transactions as at December 31, 2012:

Payable to:	Amount	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	55,280	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	142,481	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	44,726	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	50,254	Demand loans	9% per annum
Total	$292,741

E-Debit’s shareholder loans related to cash advanced from E-Debit’s vice president total $55,280 and from directors total $142,481 have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans totaling $94,980 consist of a loan advance from E-Debit’s vice president totaling $44,726 has an interest rate of 12% per annum with no specific terms of repayment, and a loan advance from a shareholder of $50,254 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

During the year ended December 31, 2012, E-Debit raised $126,003 cash from an investor to fund for the purchase of ATMs.

During the year ended December 31, 2012, E-Debit raised $171,870 cash from directors and officers to support the switch operations and general and administrative costs.

During the year ended December 31, 2012, $235,460 of debt was converted to 235,460,000 common shares at $0.001 per share.

Liquidity

E-Debit and its subsidiaries currently do not generate sufficient revenues to meet overhead needs.  This is due to E-Debit switch operations which was launched in January 2009 and commencing rollover of ATMs to process all transactions.  The switch operations currently do not generate sufficient revenue to cover its expenses.  The shortages of funds, recurring losses, and stockholders’ deficit raise substantial doubt as to the Corporation’s ability to continue as a going concern.

E-Debit expects that its need for liquidity will increase in 2013 in anticipation of expending funds to meet the security upgrade plan.  The security upgrades are required under Interac, MasterCard, and VISA rules. These upgrades include the requirements to have:

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

Short Term

On a short term basis, E-Debit and its subsidiaries currently do not generate sufficient revenues to meet overhead needs.  This is due to E-Debit switch operations which were launched in January 2009 and commence rollover of ATMs to process all transactions.  The switch operations currently do not generate sufficient revenue to cover it expenses.  In addition, E-Debit continues to experience a steady decrease in gross profit due to the sale of the majority of ATMs site locations during the year 2012.  The Corporation has incurred net losses for the years ended December 31, 2012 and 2011, and as of December 31, 2012, had a working capital deficit of $2,225,293 and an accumulated deficit of $1,956,157. These conditions raise substantial doubt as to the Corporation’s ability to continue as a going concern.

Management recognizes that the Corporation must generate additional resources to enable it to continue operations. Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Corporation will be successful in raising additional capital.

Furthermore, there is no demand for payment on the indebtedness to related parties of $1,517,601 and shareholders’ loan of $292,741 as these liabilities are owed to internal officers and directors. E-Debit believes that the investment from related parties, outside investors, and private offering memorandum will continue to produce sufficient ongoing funding to meet its current and future financial requirements.

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

Long Term

The Corporation through its subsidiary Westsphere Systems Inc. has successfully gained membership into the Canadian Interac Association as an Acquirer. This will enable the direct processing of ATM, POS and other transactions for the Corporation’s other subsidiary, Vencash Payment Solutions Inc. E-Debit has sourced out an industry leader, ACI Worldwide, and invested in the development and ongoing support required to facilitate the processing of transactions. Westsphere Systems Inc. processes all transactions through its association with ACI thereby eliminating the costs, restrictions, and potential risks of relying on third party processors. Most importantly, the investment in the processor, or switch, will also enable E-Debit’s direct entry into new and emerging markets such as card management and processing. To fund the switch operation, E-Debit will continue to be dependent on equity funds raised, joint venture arrangements and/or loan proceeds.

As mentioned above, E-Debit believes that the Corporation’s subsidiaries upon consolidation combined with continued investment from related parties, outside investors, and private offering memorandum will continue to produce sufficient ongoing funding to meet its current and future financial requirements. The Corporation also will continue its plan to sell some of its business operations to its current distribution network participants and/or non-related parties in order to maximize the financial potential of those assets.

Capital Resources

The primary capital resources of E-Debit are its consolidated business operations as well as equity funds raised, joint venture arrangements and/or loan proceeds.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Business Issuer, E-Debit is not required to include this Item.

28

ITEM 8     FINANCIAL STATEMENTS

E-DEBIT GLOBAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2012

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011	F-4

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012 and 2011	F-5

Consolidated Statement of Changes in Stockholders’ Deficit for the Period from January 1, 2011 through December 31, 2012	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011	F-7

Notes to Consolidated Financial Statements	F-8 to F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
E-Debit Global Corporation

We have audited the accompanying consolidated balance sheets of E-Debit Global Corporation (Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ (deficit) and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-Debit Global Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note 14, the Company has incurred net losses for the years ended December 31, 2012 and 2011, and had a working capital deficit and a stockholders’ deficit at December 31, 2012 and 2011, which raise substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to this matter is also discussed in Note 14.   The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
7931 S. Broadway, #314
Littleton, Colorado 80122

April 12, 2013

E-DEBIT GLOBAL CORPORATION
Consolidated Balance Sheets
December 31, 2012 and 2011

ASSETS	2012	2011
CURRENT ASSETS
Cash	$46,898	$96,492
Restricted cash	188,236	595,044
Accounts receivable net of allowance for doubtful accounts of $23,413 and $13,172	37,791	37,342
Other receivable – related parties	16,535	6,917
Inventory	68,628	14,058
Prepaid expense and deposit	9,022	20,017
Total current assets	367,110	769,870

Property and equipment, net of depreciation	225,190	232,113
Property and equipment, idle	—	364,625
Investment, at cost	20	20
Deposit – related party	—	156,668
Intangible Assets, net of amortization	43,926	79,389

Total assets	$636,246	$1,602,685
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	396,988	1,051,828
Accrued liabilities	98,026	156,287
Loans payable	287,047	358,754
Indebtedness to related parties	1,517,601	1,081,259
Shareholder loans	292,741	285,194
Total current liabilities	2,592,403	2,933,322

Total liabilities	2,592,403	2,933,322

COMMITMENTS AND CONTINGENCIES (Notes 2,5,6,7,8,9,10,11,13 and 14)
STOCKHOLDERS’ DEFICIT
Preferred stock – authorized 200,000,000 shares, no par value, 81,518,410 shares issued and outstanding at December 31, 2012 and 70,855,900 at December 31, 2011	1,475,493	1,400,855
Common stock - authorized 10,000,000,000 shares, no par value;320,046,834 shares issued and outstanding at December 31, 2012 and 95,249,344 at December 31, 2011	2,212,392	2,051,570
Additional paid-in capital	654,018	654,018
Accumulated other comprehensive income	86,207	115,911
Accumulated deficit	(6,384,267)	(5,552,991)
Total stockholders’ deficit	(1,956,157)	(1,330,637)

Total liabilities and stockholders’ Deficit	$636,246	$1,602,685

The accompanying notes are an integral part of these statements.

E-DEBIT GLOBAL CORPORATION
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and 2011

	2012	2011
Revenue -
Equipment and supplies	$47,841	$61,882
Residual and interchange income	2,216,264	3,210,073
Other	71,448	73,734
Total revenue	2,335,553	3,345,689

Cost of sales -
Equipment and supplies	50,949	121,338
Residual and interchange costs	1,432,119	2,172,321
Other	633,820	614,897
Total cost of sales	2,116,888	2,908,556

Gross profit	218,665	437,133

Operating expenses -
Depreciation and amortization	103,067	99,810
Impairment of property and equipment, idle	381,019	—
Consulting fees	169,117	195,575
Legal and accounting fees	99,067	93,757
Salaries and benefits	501,300	537,835
Stock-based compensation	—	29,227
Travel, delivery and vehicle expenses	41,452	64,512
Other	429,294	452,236
Total operating expenses	1,724,316	1,472,952

(-Loss-) from operations	(1,505,651)	(1,035,819)

Other income (expense) -
Interest expense	(144,350)	(150,024)
Gain on sale	801,204	—
Other income	17,521	89,931

Net (-loss-) before income taxes	(831,276)	(1,095,912)

Provision for income taxes	—	—

Net (-loss-)	$(831,276)	$(1,095,912)

Basic net (-loss-) per common share	$(0.00)	$(0.01)
Weighted number of shares outstanding	189,803,507	93,543,094

The accompanying notes are an integral part of these statements.

E-DEBIT GLOBAL CORPORATION
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2012 and 2011

	2012	2011

Net (-loss-)	$(831,276)	$(1,095,912)

Other comprehensive (-loss-), net of tax
Foreign currency translation adjustment	(29,704)	33,617
Other comprehensive (-loss-), net of tax	(29,704)	33,617

Comprehensive (-loss-)	$(860,980)	$(1,062,295)

The accompanying notes are an integral part of these statements.

E-DEBIT GLOBAL CORPORATION
Consolidated Statements of Changes in Stockholders' Deficit
For the Period from January 1, 2011 to December 31, 2012

					Additional	Foreign Currency
	Preferred Stock		Common Stock		Paid-in	Translation	Accumulated
	Shares	Amount	Shares	Amount	Capital	Adjustment	(Deficit)	Total
Balance, January 1, 2011	70,855,900	$1,400,855	89,413,630	$1,969,870	$624,791	$82,294	$(4,457,079)	$(379,269)
Exercise of options to officers for settlement of debts – related parties	—	—	1,125,000	15,750	—	—	—	15,750
Exercise of options to a director for settlement of debts – related parties	—	—	1,785,714	25,000	—	—	—	25,000
Exercise of options to consultants for settlement of debts – related parties	—	—	2,925,000	40,950	—	—	—	40,950
Stock based compensation resulting from granting of stock options to consultants	—	—	—	—	29,227	—	—	29,227
Other comprehensive gain, net of tax	—	—	—	—	—	33,617	—	33,617
Net loss for the year ended December 31, 2011	—	—	—	—	—	—	(1,095,912)	(1,095,912)
Balance, December 31, 2011	70,855,900	$1,400,855	95,249,344	$2,051,570	$654,018	$115,911	$(5,552,991)	$(1,330,637)

Exercise of convertible notes to creditors for settlement of debts	—	—	145,460,000	145,460	—	—	—	145,460
Exercise of convertible note to an Investor Relations firm for settlement of debt	—	—	90,000,000	90,000	—	—	—	90,000
Exercise of right to convert common to preferred stock – related parties	10,662,510	74,638	(10,662,510)	(74,638)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	(29,704)	—	(29,704)
Net loss for the year ended December 31, 2012	—	—	—	—	—	—	(831,276)	(831,276)
Balance, December 31, 2012	81,518,410	$1,475,493	320,046,834	$2,212,392	$654,018	$86,207	$(6,384,267)	$(1,956,157)

The accompanying notes are an integral part of these statements.

E-DEBIT GLOBAL CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net (loss) income from operations	$(831,276)	$(1,095,912)
Reconciling adjustments -
Depreciation and amortization	103,067	99,810
Impairment of property and equipment, idle	381,019	—
Stock-based compensation	—	29,227
Changes in operating assets and liabilities
Restricted cash	422,555	(122,446)
Accounts receivable	(8,103)	32,716
Inventory	(54,198)	62,837
Prepaid expenses and other	11,525	1,841
Cash overdraft	—	(20,918)
Accounts payable and accrued liabilities	(552,716)	275,535
Net cash (used for) provided by operations	(528,127)	(737,310)

Cash flows from investing activities:
Purchase of equipment	—	(48,689)
Disposal of equipment	—	—
Net cash (used for) investing activities	—	(48,689)

Cash flows from financing activities:
Indebtedness to related parties	557,711	269,482
Proceeds from loans, net of repayments	100,509	195,835
Proceeds from related parties	171,870	444,189
Repayments to related parties	(321,853)	(60,632)
Net cash provided by financing activities	508,237	848,874

Foreign currency translation adjustment	(29,704)	33,617
Net change in cash and cash equivalents	(49,594)	96,492
Cash (overdraft) at beginning of year	96,492	—
Cash (overdraft) at end of year	$46,898	$96,492

Supplemental schedules:
Cash paid for interest	$35,468	$80,834
Cash paid for income taxes	$—	$—
Noncash investing and financing activities
Shares issued for the settlement of debt	$235,460	$71,238

The accompanying notes are an integral part of these statements.

E-DEBIT GLOBAL CORPORATION
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Note 1 – Organization and Principles of Consolidation

Westsphere Asset Corporation, Inc. (Corporation) was incorporated in Colorado on July 21, 1998 as Newslink Networks TDS, Inc. and changed its name to Westsphere Asset Corporation Inc. on April 29, 1999.  On April 2, 2010, the Corporation officially changed its name to E-Debit Global Corporation.

The Corporation’s primary business is the sale and operation of cash vending (ATM) and point of sale (POS) machines in Canada.

On October 26, 2010, the Corporation amended its articles of incorporation to increase its authorized capital to Five Hundred Million (500,000,000) shares of no par value common stock and Seventy Five Million (75,000,000) of no par value preferred stock.

On September 18, 2012, the Corporation amended its articles of incorporation to increase its authorized capital to Ten Billion (10,000,000,000) shares of no par value common stock and Two Hundred Million (200,000,000) of no par value preferred stock.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation and all of its wholly-owned subsidiaries. The Corporation also has a minority interest in two entities that are not consolidated and are immaterial.  All inter-Corporation accounts have been eliminated in the consolidation.

Subsidiaries	Percentage of Ownership

Westsphere Systems Inc.	100%
E Debit International Inc.	100%
Vencash Capital Corporation	100%
Vencash Payment Solutions Inc.	100%
Westsphere Capital Group Ltd.	100%
Group Link Inc.	55%

Minority interests in the income and equity of consolidated subsidiaries that are less than wholly-owned are recorded except when the subsidiary has a deficit and there are no agreements for the minority shareholders to contribute additional capital.  As of December 31, 2012 all minority-owned subsidiaries had deficits and therefore no minority interest is recorded.

Note 2 – Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Corporation’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and to report amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Corporation considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  Cash equivalents totaled $46,898 and $96,492 at December 31, 2012 and 2011, respectively.

Restricted cash

The Corporation relies on a contractual agreement with Moneris Solution Corporation to settle daily ATM vault cash dispensements throughout our ATM Network into our bank account.  The ATM vault cash will be settled to the cash owners within 24 hours turn around.

Estimated Fair Value of Financial Instruments

The carrying amounts of current assets and current liabilities approximate fair value because of the short-term nature or the current rates at which the Corporation could borrow funds with similar remaining maturities. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Corporation does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments.

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

Accounts Receivable

Accounts receivable consists of amounts due from customers.  The nature of the receivables consists of equipment sales, parts and accessories, and service provided.  The Corporation considers accounts more than 180 days old to be past due, since the Corporation can withhold the transactions revenue owed to the customers should their receivables become past due.  The account is deemed uncollectible and written off when the site locations are out of business and or in receivership.  The Corporation uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance.

	2012	2011
Accounts Receivable
Equipment	$597	$5,579
Services	-	462
Other	60,607	44,473
	61,204	50,514

Less: Allowance for doubtful accounts	(23,413)	(13,172)
	$37,791	$37,342

The bad debt expense for the year ended December 31, 2012 and 2011 totaled $10,577 and $74,223, respectively.  The bad debt is reflected in the accompanying Consolidated Statements of Operations as Other operating expenses.

Inventory

Inventory consists of the following elements:

	Quantity	Cost
December 31, 2012 -
ATM	27	$68,628
POS	-	-
Parts and accessories	-	-
Total		$68,628

	Quantity	Cost
December 31, 2011 -
ATM	6	$14,058
POS	-	-
Parts and accessories	-	-
Total		$14,058

Inventories are valued at the lower of cost (on a first-in, first-out method) or net realizable value.

Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated using a declining balance method over the estimated useful lives of the property and equipment.

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing the net (loss) by the weighted average number of shares outstanding during the years ended December 31, 2012 and 2011 respectively.  Diluted earnings (loss) per common share is calculated by dividing the applicable net earnings (loss) by the sum of the weighted-average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive E Debit Global Corporation common shares had been issued during the years ended December 31, 2012 and 2011.

Total outstanding stock options of 11,739,286 and 11,739,286 at December 31, 2012 and December 31, 2011, respectively, would potentially dilute the earnings per share.  However, these stock options are anti-dilutive and were not included in the earnings per share calculation.  As a result, there is no variance between basic and dilute earnings per share at December 31, 2012 and December 31, 2011.

Total outstanding convertible preferred shares of 81,518,410 and 70,855,900 at December 31, 2012 and December 31, 2011, respectively, would potentially dilute the earnings per share.  The preferred shareholders have the right to convert such preferred share to a share of common stock (1:1) upon delivery of 21 days written notice to the Corporation, at a price of $0.05 per share payable to the Corporation.

Impairment of Long-Lived Assets

The Corporation periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

The Corporation identified an impairment loss of $381,019 from the idle property and equipment based on an annual property and equipment impairment analysis performed during the year ended December 31, 2012.  No impairment of long-lived assets was identified during the year ended December 31, 2011.

Revenue Recognition

Product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collection is reasonably assured.

Revenues from sales, leasing and servicing of individual cash vending machines are recognized when substantially all significant events to be provided by the Corporation have been performed. Interchange and residual revenues from the operation of vending and point-of-sale machines are recognized when the transaction is processed and due to the Corporation.

The Corporation offers no warranties or right of return beyond manufacturers’ warranties.

Foreign Currency Translation

The functional currency of the Corporation and its subsidiaries is the Canadian dollar. The accounts are translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters,” with the Canadian dollar as the functional currency.  According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.”  Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of operations.

Concentration of credit risk

The Corporation depends (directly or indirectly) on Switch equipment and software particularly ACI Worldwide Inc. related to the Corporation’s Switch and an interruption in or the termination of any contract or business arrangement with ACI Worldwide Inc. could have a material adverse effect on The Corporation's Business.  Although the Corporation maintains switching contract relations with two alternative Switch providers our business would be interrupted until transition and during the period of transition it could trigger financial loss to the Corporation.

In addition the Corporation relies on a contractual agreement with Moneris Solution Corporation to settle daily ATM vault cash dispensements throughout our ATM Network.  If Moneris fails to settle the ATM vault cash it would have a very significant adverse effect on the Corporation business, financial condition and operating results making the Corporation liable for payment of the non settled vault cash to our customer base.

Other financial instruments that potentially subject the Corporation to significant concentrations of credit risk include cash equivalents, restricted cash, and notes and accounts receivable.  The Corporation maintains its cash balances in the form of bank demand deposits and money market accounts that management believes to be of high credit quality.  The balance at times may exceed federally insured limits.  Accounts receivable are typically uncollateralized and are derived from transactions with and from customers primarily located in Canada.

No revenues to unaffiliated customers represented 10% or more of the Corporation’s revenue for the years ended December 31, 2012 and 2011.

Income Taxes

The Corporation uses the liability method of accounting for income taxes.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates resulting from new legislation is recognized in income in the period of enactment.  A valuation allowance is established against deferred tax assets when management concludes more likely than not the deferred asset is recoverable.

Expected future losses represent sufficient negative evidence regarding its recoverability and accordingly, a full valuation allowance was recorded against deferred tax assets. A full valuation allowance on the deferred tax assets will be maintained until sufficient positive evidence exists to support reversal of the valuation allowance.

The Corporation has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Corporation has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The Corporation is not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Corporation believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Corporation’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Advertising expenses

The Corporation expenses advertising costs as incurred and the total amounts for 2012 and 2011 were nominal.

Dividends

The Corporation did not declare or pay any dividends during the years presented.

Reclassifications

Certain reclassifications were made to conform 2011 to the 2012 financial statement presentation. There is no impact to operations or cash flows.

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

Note 3 – Property and Equipment

Property and equipment in service consists of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value	Depreciation Rate and Method
December 31, 2011 -
Office furniture and equipment	$60,772	$31,274	$29,498	20% DB
Computer hardware and software	175,699	118,420	57,279	30% DB
ATM machines	236,845	93,317	143,528	30% DB
Other	8,252	6,444	1,808	Var
	$481,568	$249,455	$232,113
December 31, 2012 -
Office furniture and equipment	$62,380	$38,947	$23,433	20% DB
Computer hardware and software	180,349	142,516	37,833	30% DB
ATM machines	210,627	47,789	162,838	30% DB
Other	7,494	6,408	1,086	Var
	$460,850	$235,660	$225,190

There are no leased ATMs included in the Corporation’s property and equipment for the year ended December 31, 2012 and for the year ended December 31, 2011.

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  All components of property and equipment are being depreciated or amortized.  Depreciation and amortization expense for the years ended December 31, 2012 and December 31, 2011 totaled $103,067 and $99,810, respectively.

Property and equipment, idle consists of the following elements:

Cost
December 31, 2011 -
Computer hardware and software	$364,625
$364,625
December 31, 2012 -
Computer hardware and software	$—
$—

The property and equipment which has been idle was related to the purchase of computer hardware and software for the card management system in June 2010.  The software and computer hardware was purchased as a turnkey operating system which focused on a loyalty based platform.  As of December 31, 2012, the Corporation recorded an impairment charge of $381,019 to reduce the idle property and equipment to zero based on an annual property and equipment impairment analysis performed in response to hardware and software security upgrade mandated under Interac, MasterCard and VISA rules.  These upgrades include the requirements to have EMV (Europay, MasterCard, VISA) certified chip card (the replacement technology for the historical magnetic stripe cards) software/readers, and network approved encrypted PIN pad ("EPP") devices, installed on all ATMs and debit terminals:  thereby providing the ability to accept EMV chip card transactions.  The Corporation has determined that it is not costs effective for the upgrades and the outcome is uncertainty.  In addition, Management intends to raise funds for the project but no assurance can be given that the Corporation will be successful in raising additional capital.

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

The Corporation capitalized costs related to development of software totaling $168,690 in 2007.  The Corporation is amortizing these costs over its expected life.  E-Debit officially launched its switch in January 2009 and commenced rollover of ATMs to process all transactions through its association with ACI.  The deferred costs were reclassified as intangible assets upon the completion of all the specific requirements including coding and testing in year 2009.  The Corporation assessed the useful life of the intangible asset in relation to its five-year contract with ACI commencing November 2008.  The Corporation also determined the technology may be outdated at the end of the term of the contract and an enhancement of the software may be required at that time.

Depreciation is calculated using a declining balance method.

Intangible assets consist of the following elements:

	Cost	Accumulated Amortization	Net Book Value	Depreciation Method
December 31, 2011 -
License – ACI	$164,340	$98,605	$65,735	Straight-line
Patent	14,688	13,884	804	Straight-line
License – Paragon	17,846	$4,996	12,850	Straight-line
	$196,874	$117,485	$79,389
December 31, 2012 -
License – ACI	$168,690	$134,953	$33,737	Straight-line
Patent	15,076	14,416	660	Straight-line
License – Paragon	18,319	$8,790	9,529	Straight-line
	$202,085	$158,159	$43,926

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  Depreciation and amortization expense for the year ended December 31, 2012 and December 31, 2011 totaled $37,712 and $27,910, respectively.  This depreciation and amortization expense was part of the totals which are reflected in the accompanying consolidated statements of operations as Depreciation and amortization.

Expected future depreciation and amortization of the intangible assets are as follows:

Year	Amount
2013	$43,926

Note 5 – Loans Payable

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $100,509 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,009 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.  The purpose of the loan is to supply vault cash to Vencash’s customer-owned ATM equipment and site locations.  Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount.

As of December 31, 2012, the balance is $100,509 ($100,000 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $128,547 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,322 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan was to fund the switch development project.  In February 2010, the loan was reduced by $62,212 ($65,000 CDN) in exchange for 622,123 common shares at $0.10 per share.  In May 2012, the loan was reduced by $1,003 ($998 CDN) in offsetting against the expenses.  In September 2012, the loan was reduced by $60 ($60 CDN) in offsetting against the expenses.  In December 2012, WSI recorded an accrued interest of $4,570 ($4,547 CDN).   As of December 31, 2012, the balance is $69,842 ($69,489 CDN).  This loan is included in the accompanying consolidated balance sheet as loans payable.

On December 20, 2011 the Corporation and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an investor for a loan of $201,017 ($200,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Corporation’s assets.  Upon demand the Corporation has forty-five (45) days to repay the Demand Loan and interest.  On October 24, 2012, the loan was repaid by $107,936 ($107,390 CDN).  On December 5, 2012, the loan was repaid by $76,892 ($76,503 CDN).  As of December 31, 2012, the balance is $16,187 ($16,107 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

On August 15, 2012 the Corporation and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an arms-length third party investor for a loan of $100,509 ($100,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Corporation’s assets.  Upon demand the Corporation has forty-five (45) days to repay the Demand Loan and interest.  As of December 31, 2012, the balance is $100,509 ($100,000 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

Note 6– Common and Preferred Stock

Year 2011

Exercise of options to officers for settlement of debts – related parties

In January 2011, a director exercised his options of 1,785,714 common shares at $0.014 per share for a total of $25,000.  The issuance of 1,785,714 shares was issued as the settlement of $25,000 of debt.

In January 2011, an officer exercised his options of 1,125,000 common shares at $0.014 per share for a total of $15,750.  The issuance of 1,125,000 shares was issued as the settlement of $15,750 of debt owed to an affiliated Corporation that is controlled by the Corporation’s president.

In August 2011, a consultant exercised his options of 200,000 common shares at $0.014 per share for a total of $2,800.  The issuance of 200,000 shares was issued as the settlement of $2,800 of debt owed to an affiliated Corporation that is controlled by the Corporation’s president.

In August 2011, a consultant exercised his options of 875,000 common shares at $0.014 per share for a total of $12,250.  The issuance of 875,000 shares was issued as the settlement of $12,250 of debt owed to an affiliated Corporation that is controlled by the Corporation’s president.

In August 2011, a consultant exercised his options of 1,850,000 common shares at $0.014 per share for a total of $25,900.  The issuance of 1,850,000 shares was issued as the settlement of $25,900 of debt owed to an affiliated Corporation that is controlled by the Corporation’s president.

Year 2012

In May 2012, the Corporation Board of Directors authorized the holders of its Common Stock the right to convert their Common Stock to Series “A” Preferred Shares of the Corporation commencing the 1st of June 2012 and ending on the 30th of November 2012.  The Board of Directors has reserved the right to extend the conversion period anytime at a later date.

A contingency existed due to insufficient authorized preferred stock to convert all the common stock.  The Corporation proposed to increase the number of authorized preferred stock which was voted on at the shareholder meeting in September 2012.

On September 18, 2012, the Corporation amended its articles of incorporation to increase its authorized capital to Ten Billion (10,000,000,000) shares of no par value common stock and Two Hundred Million (200,000,000) of no par value preferred stock.

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

(c)
The Board of Directors will determine the amount of proceeds to be distributed from the sale of any of the Corporation's assets and will determine whether any dividend will be issued by the Corporation.  The Board of Directors will determine the date that such dividend or distribution will be paid.

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

(e)	Each share of Series “A” Preferred stock shall have voting rights of twenty votes per share for any election or other vote placed before the shareholders of the Corporation.

(f)	Upon conversion the Board of Directors shall exercise the right to vote the preferred shares at any duly called meeting of the shareholders in the same manner as previously issued preferred shares.

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

The Corporation’s Board of Directors would have the right at its sole discretion and determination to obtain from the converting note-holder or its authorized assigns an irrevocable proxy to vote the converted common stock related to the conversion at any duly constituted meeting of the shareholders while the debt holder or its authorized assigns held an interest in the common stock.

The Corporation’s Board of Directors also resolved that the common stock issued as a result of any conversion of debt by way of the issued Convertible Note would not qualify for conversion to the Corporation’s preferred shares at the time of conversion or any time in the future and request for conversion from common stock to preferred is prohibited and will be rejected.

On October 10, 2012, the Board of Directors amended the August 10, 2012 Directors resolution regarding the issuance of convertible notes.  The Board determined that in addition to the terms and conditions as set out in the Debt Settlement Resolution, any debt settlement commencing after the 10th day of October, 2012 must be approved by the President of the Corporation and authorized by a majority of the Board of Directors of the Corporation to become effective.  This resolution invites the debt holders to discuss the option to convert their debt into equity but the Corporation has no obligation to do so and the debt holders have no contractual right to make any conversion.   The Corporation has the right to accept or reject the request to convert by the debt holders on a case by case basis.

On August 15, 2012, three of the creditors converted debt of $95,460, $50,000 and $90,000 (as further discussed below) for 235,460,000 shares of common stock at $0.001 per share, being the greater of the previous five day average closing trading price.  These shares are restricted for six (6) months until February 15, 2013 pursuant to rule 144 of the Securities and Exchange Commission.

The Corporation issued 95,460,000 shares of common stock to a creditor in conversion of $95,460 ($95,460 CDN), of convertible debt at the rate of $0.001 per share, being the greater of the previous five day average closing trading price.  These shares are restricted for six (6) months until February 15, 2013.  The security holder has assigned an irrevocable proxy to vote to the Corporation Board of Directors.  This proxy shall not be revocable until the transfer of the title and ownership to the shares from the record holder to an arm’s length non related third party.

The Corporation issued 50,000,000 shares of common stock to a creditor in conversion of $50,000 ($50,000 CDN), of convertible debt at the rate of $0.001 per share, being the greater of the previous five day average closing trading price.  These shares are restricted for six (6) months until February 15, 2013.  The security holder has assigned an irrevocable proxy to vote to the Corporation Board of Directors.  This proxy shall not be revocable until the transfer of the title and ownership to the shares from the record holder to an arm’s length non related third party.

The Corporation issued 90,000,000 shares of common stock to an Investor Relations firm in conversion of $90,000 ($90,000 CDN), of payables at the rate of $0.001 per share, being the greater of the previous five day average closing trading price.  These shares are restricted for six (6) months until February 15, 2013.  The security holder has assigned an irrevocable proxy to vote to the Corporation Board of Directors.  This proxy shall not be revocable until the transfer of the title and ownership to the shares from the record holder to an arm’s length non related third party.

On November 25, 2012, the Corporation’s president exercised the right to convert 10,662,510 shares of common stock to 10,662,510 shares of preferred stock.  6,250,000 of preferred shares were issued to the Corporation’s president and 4,412,510 of preferred shares were issued to two of the affiliated corporations that are controlled by the Corporation’s president.

Note 7 – Income Taxes

The Corporation is required to file United States income tax returns, and the Corporation’s operating subsidiaries file Canadian income tax returns.

The Corporation has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Corporation believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Corporation’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are comprised entirely of net operating loss carry-forwards.

For the years ended December 31, 2012 and 2011, the reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

	2012	2011
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(34)	(34)
	-%	-%

The Corporation has estimated net operating loss carry forwards of $5,937,115 available to reduce future taxable income, which expire as follows:

2021	$185,899
2022	$249,921
2023	$252,849
2024	$569,296
2027	$314,427
2028	$650,868
2029	$976,297
2030	$839,597
2031	$1,066,685
2032	$831,276
$5,937,115

The Corporation has a limited history of earnings, and there is no guarantee of future earnings to offset the net operating loss carry forwards. The deferred tax asset resulting from the net operating loss carry forwards of approximately $2,018,619 is offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  The net increase in the valuation allowance was approximately $282,634 from December 31, 2011 to December 31, 2012, and primarily results from the operating loss for the year ended December 31, 2012.

The Corporation has no U.S. income other than from its Canadian subsidiaries. The Corporation anticipates that foreign tax credits allowed for payment of Canadian taxes will be sufficient so that there will be no U.S. income tax liability for the parent Corporation.

The Corporation is delinquent on filing its Federal and state tax returns and may be subject to penalties and interest.  All delinquent income tax returns are subject to Federal and state tax examinations by tax authorities.  A contingency exists with respect to this matter, the ultimate resolution of which may not be presently determined.

Note 8 - Stock Based Compensation

During 2002, the Corporation adopted the 2002 Employees Stock Option and Stock Award Plan for directors, employees and consultants. The maximum number of shares that may be optioned or awarded under the plan is 20,000,000.  In December 2009, the Corporation approved an amendment of the Stock Option and Stock Award Plan filed on January 26, 2005 which remains in effect through January 26, 2015.  The maximum number of shares that may be optioned or awarded under the plan is amended to 37,500,000.  Additional provisions of the plan call for awards, exercise prices and vesting to be determined by the board of directors or its designated administrator.

Following is a table of outstanding options and changes during 2012 and 2011:

	Employee Options *	Non- Employee Options *	Weighted Average Exercise Price *	Aggregate Intrinsic Value
Options Outstanding, December 31, 2010	15,650,000	1,925,000	$0.07	$0
Options granted in 2011	—	2,925,000	$0.01	—
Options exercised in 2011	(2,910,714)	(2,925,000)	$0.01	—
Options cancelled in 2011	(2,925,000)	—	$0.01	—
Options Outstanding, December 31, 2011	9,814,286	1,925,000	$0.08	$0
Options granted in 2012	—	—	$0.01	—
Options exercised in 2012	—	—	$0.01	—
Options cancelled in 2012	—	—	$0.01	—
Options Outstanding, December 31, 2012	9,814,286	1,925,000	$0.08	$0
Options Exercisable, December 31, 2012	9,814,286	1,925,000	$0.08	$0

All outstanding options vest immediately.

If not previously exercised or canceled, options outstanding at December 31, 2012 will expire as follows:

	Range of Exercise Prices		Number of Shares	Weighted Average Exercise Price
	High	Low
January 26, 2015	.01	.01	7,339,286	.01
August 15, 2015	.20	.20	4,400,000	.20

In August 2011, 2,925,000 stock options were granted to certain consultants under the Stock Award Plan at an exercise price of $0.014 per share.  The options vested on the date of grant and expire on January 26, 2015.

The Corporation used the simplified method for estimating the fair value expense for granted stock options.

The fair value of the options was calculated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011
Risk-free interest rate	–	0.01% - 0.20%
Dividend yield	–	0.00%
Volatility factor	–	514%
Expect life	–	0.01 – 1.75 years

The fair value of the options granted in 2011 totaled $29,227, which was fully expensed as of December 31, 2011.

Note 9 – Commitments and Contingencies

The Corporation leases real estate (office and warehouse space) under non-cancellable operating leases that expire on varying dates through 2014.

The Corporation leases additional real estate (office and warehouse space) for an “Initial Term” commencing June 1, 2010 on a month to month basis.  The Corporation may renew the Lease on a monthly basis by giving notice to the Landlord.

The Corporation also has various obligations for auto and equipment leases through 2016.

The Corporation’s real estate leases are with an affiliated Corporation that is controlled by the Corporation’s president.

Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2013	$73,264	$12,013
2014	$12,211	$11,583
2015	$—	$6,953
2016	$—	$2,319

	December 31, 2012	December 31, 2011
Rental expense	$96,602	$83,475

The Corporation leases telephone equipment under a non-cancellable capital lease commencing January 2011 and expiring in May 2015 with the option to purchase at the expiration of the 48 month lease term.  As of December 31, 2012, the cost of telephone equipment under capital lease at the Corporation is $21,945 with accumulated amortization of $7,900.

Minimum future capital lease payments under non-cancellable capital lease having remaining terms in excess of one year are as follows:

Capital Lease
2013	$6,648
2014	$6,648
2015	$2,216

On May 28, 2004 Peter Gregory filed an action in the Ontario Superior Court of Justice against Vencash Capital Corporation.  Peter Gregory was a former Vencash distributor and agent who filed the action related to a claim of wrongful dismissal from Vencash for $260,000 (CDN).  On July 30, 2004 Vencash filed a Statement of Defence and Counterclaim in the amount of $1,600,000 for breach of contract, breach of confidence, breach of fiduciary duties, interference with economic relations, damages for inducing breach of contract, and punitive damages. The Corporation believes the claim by Gregory to be without merit.  In January 2012, the Corporation received a copy of notice of garnishment from our bank institution against Vencash’s bank account for the total amount not to exceed $31,649 CDN.  The Corporation did not receive the notification for the judgement and is presently seeking legal advice.  This notice was rescinded by the bank upon delivery.  As of February 7, 2013 the Corporation has not been contacted further relating to the action initiated by Gregory.  The Corporation is currently reviewing the related correspondence and is in consultation with legal counsel and upon completion of the review will respond to any further action initiated by Gregory in this regard.

On January 25, 2009, Victory ATM filed an action in the Nova Scotia Superior Court against Vencash Capital Corporation.  Victory ATM was formerly a customer of Vencash distributor Bullion Investments Inc. and claimed that supplied vault cash to a contracted armoured car Corporation had been misappropriated for a total of approximately $45,000 CDN.  The Corporation has filed a statement of defense stating that Vencash had no care control or access to the vault cash supplied by Victory ATM and the only role that Vencash played was processing the Victory ATM transactions in their designated site locations.  The Corporation believes the claim by Victory ATM to be without merit and has not accrued a liability for the claim.  As of February 7, 2013 the Corporation has not been contacted further and per our knowledge no court actions have been initiated to date.  Our Nova Scotia legal counsel has advised that she will continue to monitor this situation and upon discussion with Victory ATM legal counsel will make application to the courts to have the claim initiated against Vencash terminated.

On December 11, 2012, Mainland Investments, Inc. and Research Driven Investor, LLC filed an action in the Alberta Court of Queen’s Bench against E-Debit Global Corporation, E-Debit’s officers, and various other parties.  Mainland Investment Inc. and Research Driven Investor, LLC (RDI) (specialized investor relations firms) claimed for a total of $150,000 CDN related to an alleged investor relations consulting agreement between RDI and the Corporation.  On February 4, 2013, the Corporation and E-Debit’s officers have filed a statement of defense denying that there had ever existed an agreement between RDI and E-Debit.  The Corporation has a signed Investor Relations Consulting Agreement with Open Waters Investments Inc. (OWI) and deny that OWI ever had authority to enter into written or oral agreement with RDI on behalf of E-Debit, or that E-Debit ever contractually agreed to or represented that it had appointed RDI as its advisor.  The Corporation believes the claim by Mainland Investments, and Research Drive Investor, LLC to be without merit and has not accrued a liability for the claim.

On December 14, 2012, Trans-Armored Canada Inc. filed an action in the Nova Scotia Superior Court against Westsphere Systems Inc. (WSI).  Trans-Armored Canada Inc. (TAC) was formerly a contracted armoured car Corporation to deliver vault cash to site locations and claimed for a total outstanding debt of $34,325 CDN.   As set out in the 15th of August 2007 TAC/Vencash Agreement, the Corporation’s President and Chief Executive Officer sits as a member of the board of directors and represents 50% of TAC’s board of directors.  The Corporation is currently reviewing the related correspondence and is in consultation with legal counsel to file a statement of defense.  The Corporation has released what it believes to be the full and final payment to TAC in May 2012 where the Corporation and TAC mutually agreed to offset the full amount of deposit due from TAC against the accounts payable owed to TAC.  The Corporation believes the claim by Trans-Armored Canada Inc. to be without merit and has not accrued a liability for the claim.

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

The Corporation’s understanding of the deadlines mandated by Interac and MasterCard for conversion of ATMs and debit terminals (i.e. to read the EMV microchip on a card rather than a magnetic stripe) are as follows:

(e)	50% of all ATMs must be upgraded with an EMV certified chip pin entry device by December 31, 2011 and 100% of ATMs must be upgraded by December 31, 2012;
(f)	35% of debit terminals must be upgraded with an EMV certified chip pin entry device by December 31, 2010, 60% must be converted by December 31, 2012, and 100% must be upgraded by December 31, 2015.

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

Management believes that the Corporation and/or its subsidiaries are in compliance with EMV requirements.

Note 10 – Related party transactions

Investment, at cost:

In October 2010, E-Debit decided to sell 41 common shares (41%) of the issued and outstanding shares held in its wholly owned subsidiary, 1105725 Alberta Ltd. o/a Personal Financial Solutions (PFS) at $1.00 per share.  The common shares were sold to a number Corporation that is controlled by an officer of E-Debit.  The purchaser agrees that the current outstanding advances made to the Corporation by E-Debit will remain outstanding and owed by the related party to E-Debit.  As a result of the sale transaction, E-Debit remains a 10% shareholder in Personal Financial Solutions.  PFS has had no active business activities for the last four years.  The 10% or $10 interest in Personal Financial Solutions is reflected in the accompanying consolidated balance sheet as investment, at cost.

In May 2011, E-Debit decided to sell 90 common shares (90%) of the issued and outstanding shares held in its wholly owned subsidiary, Cash Direct Financial Services Ltd. (CDF) at $1.00 per share.  The common shares were sold to a number Corporation that is controlled by the president of E-Debit.  The purchaser agreed that the current outstanding advances made to Cash Direct by the Corporation will remain outstanding and owed by the related party to E-Debit.  As a result of the sale transaction, E-Debit remains a 10% shareholder in Cash Direct Financial Services.  CDF commenced the sale of ATMs in 2012.  The 10% or $10 interest in Cash Direct Financial Services is reflected in the accompanying consolidated balance sheet as investment, at cost.

On December 13, 2012, Group Link Inc. (“Group Link”) was incorporated under the laws of the Province of Alberta as the foundation of the re-establishment of our nationwide distribution network, which in the past allowed for our presence in the Canadian marketplace.

The Corporation is the majority shareholder of Group Link holding 55% of the issued and outstanding common stock of the Corporation.  The Corporation’s Chief Executive Officer is Group Link’s Chief Executive Officer and Director and holds personally 15% of the issued and outstanding common stock of Group Link.  E-Debit’s Chief Operating Officer is a Director and personally holds 10% of the issued and outstanding common stock of Group Link.  Group Link’s President and Group Link’s Chief Development Officer both are Directors of Group Link and each hold 10% of the issued and outstanding common stock of the Group Link.  Group Link has had no active business activities since its incorporation in December 2012.

Other receivable – related parties:

The other receivable – related parties was from the sale transaction of 41% of the subsidiary 1105725 Alberta Ltd. o/s Personal Financial Solutions (PFS) in October 2010 and sale transaction of 90% of the subsidiary Cash Direct Financial Services Ltd. (CDF) in May 2011, and sale transactions to E-Debit’s directors.

As of December 31, 2011 and December 31, 2012, the Corporation setup an allowance for doubtful collections of $51,386 and $52,746 respectively for the related parties’ receivables as collection was unknown.

The following table summarizes the Corporation’s others receivable to related parties transactions as of December 31, 2012 and December 31, 2011:

	2012	2011
1105725 Alberta Ltd. o/a		$
Personal Financial Solutions	$40,162		39,127
Cash Direct Financial Services Ltd.	12,584		12,259
Trans Armored Canada	7,922		-
Accounts receivable – directors	8,613		6,917
	$69,281		$58,303

Less: Allowance for doubtful accounts	(52,746)		(51,386)
	$16,535		$6,917

The current outstanding advances are reflected in the accompanying consolidated balance sheet as other receivable – related parties and totaled $16,535 and $6,917, respectively, at December 31, 2012 and December 31, 2011.

Deposit – related party:

The deposit – related party consisted of an amount due from a contractor, Trans Armored Canada (TAC).  The deposit carried no interest rate, and required no monthly payments.  The purpose of this deposit was to supply vault cash to E-Debit’s wholly owned subsidiary Vencash Payment Solutions Inc. (VPSI)’s customer-owned ATM equipment and site locations.  The Corporation earned revenues from surcharge transactions generated from these ATMs.

VPSI supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.  VPSI subcontracted with TAC to deliver vault cash to these site locations.  TAC was accountable for the rotation of the cash.  The deposit was receivable on demand.

Presently, the Corporation’s President and Chief Executive Officer sits as a member of the board of directors which represents 50% of TAC’s board of directors and the Corporation has the option to purchase 20% ownership in TAC.

On April 30, 2012 the Corporation concluded the sale of a portion of the Corporation’s eastern Canada ATMs estate to an arms-length investor.  As a result, VPSI is no longer required to supply vault cash to its customer-owned ATM equipment and site locations and the deposit is to be returned to VPSI.

In May 2012, the Corporation and TAC mutually agreed to offset the full amount of deposit against the accounts payable owed to TAC.

The following table summarizes the Corporation’s deposit - related party transactions as of December 31, 2012 and December 31, 2011:

	2012	2011
Trans Armored Canada	$-	$156,668
Less: Allowance for doubtful accounts	-	-
	$-	$156,668

The outstanding deposit is reflected in the accompanying consolidated balance sheet as deposit – related party and totaled $0 and $156,668, respectively, at December 31, 2012 and December 31, 2011.  The decrease in the full amount of deposit was due to the offsetting to payables in May 2012.

Armor car services:

The Corporation wholly owned subsidiary Vencash Payment Solutions Inc. (VPSI) subcontracted with Trans Armored Canada (TAC) to deliver vault cash to VPSI’s customer-owned ATM equipment and site locations.  The Corporation earned revenues from surcharge transactions generated from these ATMs.

The following table summarizes the amounts paid by the Corporation to TAC for armor car services as of December 31, 2012 and 2011:

December 31, 2012	December 31, 2011
$41,526	$191,043

The armor car services paid to a related party is in accordance with the contract with it services.  The above payments are reflected in the accompanying consolidated statements of operations as follows:

	December 31, 2012	December 31, 2011
Residual & interchange costs	$36,063	$167,032
Other	5,463	24,011
	$41,526	$191,043

Real estate leases:

The Corporation’s real estate leases are with an affiliated Corporation that is controlled by the Corporation’s president.

The Corporation leases real estate (office and warehouse space) under non-cancellable operating leases that expire on varying dates through 2014.  The monthly lease payment is $6,025 ($5,971 CDN).

The Corporation leases additional real estate (office and warehouse space) for an “Initial Term” commencing June 1, 2010 on a month to month basis.  The Corporation may renew the Lease on a monthly basis by giving notice to the Landlord.  The monthly lease payment is $$3,128 ($3,100 CDN).

Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year are as follows:

Real Estate
2013	$73,264
2014	$12,211
2015	$—
2016	$—

	December 31, 2012	December 31, 2011
Rental expense	$96,602	$83,475

Residual and interchange costs:

The following table summarizes the amounts paid by the Corporation for residual and interchange fees to related parties as of December 31, 2012 and 2011:

Payable to:	December 31, 2012	December 31, 2011
Two affiliated companies that are controlled by E-Debit’s President.	$21,996	$29,549
An affiliated Corporation that is controlled by E-Debit’s vice President.	$12,582	$16,436
An affiliated Corporation that is controlled by E-Debit’s director.	$103,647	$148,929
An affiliated Corporation that is controlled by E-Debit’s director.	$282	$301
An officer	$1,176	$1,046
Total	$139,683	$196,261

The residual and interchange paid to related parties are in accordance with the contracts with their distributorship.  The above payments are reflected in the accompanying consolidated statements of operations as residual and interchange costs.

Indebtedness to related parties:

The Corporation expensed $104,566 ($103,635 CDN) during 2012 and $103,676 ($103,635 CDN) during 2011 for consulting and management services to an affiliated Corporation that is controlled by the Corporation’s president.  This expense is reflected in the accompanying consolidated Statements of Operations as a Consulting fees.

In February 2011, the Corporation and its subsidiary, Westsphere Systems Inc., jointly signed the General Security Agreement (GSA) for the current debts owed to related parties and shareholders.  The Corporation has requested that the related parties and shareholders individually or collectively advance loans up to one million five hundred thousand ($1,500,000) dollars in Canadian Funds to the Corporation.  The loans are due “On Demand” with initial thirty-six months (36) terms which can be renewed from the date initial funds were advanced.  The interest rate is Eight (8%) percent per year and is payable quarterly.  Under the GSA, these debts are collateralized by the Corporation’s Accounts Receivables, Inventory, Equipment, Intangibles, Leasehold, Real and Immovable Property, and Proceeds.

In December 2011, the Corporation and its subsidiaries jointly and severally, signed a General Security Agreement (GSA) as well as loan agreements related to the loan from an investor for $200,000.  As a result the aforementioned GSA dated February 2011 was cancelled in order that this new loan and GSA could be filed in priority to other loans advance to the Corporation by related parties.

Upon completion of the first party claim related to the December loan and GSA the Corporation and its subsidiaries jointly and severally signed a GSA for the current debts owed to related parties and shareholders.  The Corporation has requested that the related parties and shareholders individually or collectively advance loans up to one million seven hundred and fifty thousand ($1,750,000) dollars in Canadian Funds to the Corporation.  The loans are due “On Demand” with initial thirty-six months (36) terms which can be renewed from the date initial funds were advanced.  The interest rate is Eight (8%) percent per year and is payable quarterly.  Under the GSA, these debts are collateralized by the Corporation’s Accounts Receivables, Inventory, Equipment, Intangibles, Leasehold, Real and Immovable Property, and Proceeds.

The total amount owed to relate parties (consist of indebtedness to related parties and shareholder loans) as of December 31, 2012 and 2011 are $1,810,342 and $1,366,453 respectively.  The remaining credit available to be drawn against related to this GSA and Line of Credit as of December 31, 2012 and 2011 are $0 and $383,547 respectively.

The following table summarizes the Corporation’s indebtedness to related parties’ transactions as of December 31, 2012 and 2011:

Payable to:	December 31, 2012	December 31, 2011	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$95,674	$65,542	Demand loans	8% per annum
A loan advanced from an affiliated Corporation that is controlled by E-Debit’s President for working capital.	867,701	740,250	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	8,521	7,349	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	6,421	32,323	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	89,353	71,282	Demand loans	8% per annum
A loan advanced from E-Debit’s director for working capital.	208,926	108,219	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	33,611	32,745	Demand loans	No interest
A loan advanced from an affiliated Corporation that is controlled by E-Debit’s President for working capital.	207,394	23,549	Demand loans	No interest
Total	$1,517,601	$1,081,259

The indebtedness to related parties as of December 31, 2012 consists of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent per year and is payable quarterly.  There is no interest attached to a loan advanced from E-Debit’s director of $208,926, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $33,611, and the loan advanced from an affiliated Corporation that is controlled by E-Debit’s President for working capital of $207,394 at December 31, 2012.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

The indebtedness to related parties as of December 31, 2011 consists of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent per year and is payable quarterly.  There is no interest attached to a loan advanced from E-Debit’s director of $108,219, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $32,745, and the loan advanced of $23,549 from an affiliated Corporation that is controlled by E-Debit’s President.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

Note 11 – Shareholder loans

In February 2011, the Corporation and its subsidiary, Westsphere Systems Inc., jointly signed the General Security Agreement (GSA) for the current debts owed to related parties and shareholders.  The Corporation has requested that the related parties and shareholders individually or collectively advance loans up to one million five hundred thousand ($1,500,000) dollars in Canadian Funds to the Corporation.  The loans are due “On Demand” with initial thirty-six months (36) terms which can be renewed from the date initial funds were advanced.  The interest rate is Eight (8%) percent per year and is payable quarterly.  Under the GSA, these debts are collateralized by the Corporation’s Accounts Receivables, Inventory, Equipment, Intangibles, Leasehold, Real and Immovable Property, and Proceeds.

In December 2011, the Corporation and its subsidiaries jointly and severally, signed a General Security Agreement (GSA) as well as loan agreements related to the loan from an investor for $200,000.  As a result the aforementioned GSA dated February 2011 was cancelled in order that this new loan and GSA could be filed in priority to other loans advance to the Corporation by related parties.

Upon completion of the first party claim related to the December loan and GSA the Corporation and its subsidiaries jointly and severally signed a GSA for the current debts owed to related parties and shareholders.  The Corporation has requested that the related parties and shareholders individually or collectively advance loans up to one million seven hundred and fifty thousand ($1,750,000) dollars in Canadian Funds to the Corporation.  The loans are due “On Demand” with initial thirty-six months (36) terms which can be renewed from the date initial funds were advanced.  The interest rate is Eight (8%) percent per year and is payable quarterly.  Under the GSA, these debts are collateralized by the Corporation’s Accounts Receivables, Inventory, Equipment, Intangibles, Leasehold, Real and Immovable Property, and Proceeds.

The following table summarizes the Corporation’s shareholder loans transactions as of December 31, 2012 and 2011:

Payable to:	December 31, 2012	December 31, 2011	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	55,280	53,854	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	142,481	138,808	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	44,726	43,573	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	50,254	48,959	Demand loans	9% per annum
Total	$292,741	$285,194

E-Debit’s shareholder loans as of December 31, 2012 are related to cash advanced from E-Debit’s vice president total $55,280 and the directors total $142,481 have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans totaling $94,980 consist of a loan advance from E-Debit’s vice president totaling $44,726 has an interest rate of 12% per annum with no specific terms of repayment, and a loan advance from a shareholder of $50,254 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

E-Debit’s shareholder loans as of December 31, 2011 are related to cash advances from E-Debit’s vice president total $53,854, and advances from the directors total $138,808, and have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans totaling $92,532 consist of a loan advance from E-Debit’s vice president of $43,573 with an interest rate of 12% per annum and no specific terms of repayment, and a loan advance from a shareholder of $48,959 with an interest rate of 9% per annum and no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Note 12 – Other income

On April 30, 2012 the Corporation concluded the sale of a portion of the Corporation’s eastern Canada ATMs site location contracts to an investor for a total of $263,418 ($266,000 CDN).  This sale transaction is included in the accompanying Consolidated Statement of Operations as Gain on sale.

On October 25, 2012 the Corporation concluded the sale of a portion of the Corporation’s Western Canada ATMs site location contracts to an investor for a total of $184,643 ($183,000 CDN).  This sale transaction is included in the accompanying Consolidated Statement of Operations as Gain on sale.

On December 5, 2012 the Corporation concluded the sale of a portion of the Corporation’s eastern Canada ATMs site location contracts to an investor for a total of $353,143 ($350,000 CDN).  This sale transaction is included in the accompanying Consolidated Statement of Operations as Gain on sale.

Note 13 – Subsequent Events

In December 2012 the Corporation entered into an agreement to sell the remainder ATMs site location contracts to an investor for an amount to be determined.  The Corporation expects such transactions to be completed by the end of the second quarter 2013.

Note 14 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Corporation as a going concern.  The Corporation has recurring net losses from operations, and had a working capital deficit and a stockholders’ deficit at December 31, 2012 and 2011.  These conditions raise substantial doubt as to the Corporation's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Corporation be unable to continue as a going concern.

Management recognizes that the Corporation must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Corporation will be successful in raising additional capital.  Furthermore, management is in the process of negotiations with a third party investor to potentially sell part or all of the Corporation’s ATM estate.  In addition, there is no demand for payment on the accounts payable to related parties of $1,517,601 and shareholder loans of $292,741 as these liabilities are owed to internal officers and directors.   Further, even if the Corporation raises additional capital, there can be no assurance that the Corporation will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Corporation will not be able to meet its obligations and may have to cease operations.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A            CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Corporation’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2012.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2012, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are not effective as of December 31, 2012 due to material weaknesses in the system of internal control.

Specifically, management identified the following material weaknesses:

(1) We have not properly segregated duties as one individual initiates, authorizes, and completes all transactions. We have not implemented measures that would prevent the individual from overriding the internal control system. We do not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports; and

 (2) Certain internal controls were not fully operating and effective in a manner to effectively support the requirements of the financial reporting and period-end close process. Principally, this related to the controls and procedures surrounding the consistent completion, review and approval of key balance sheet account analyses and reconciliations. Material errors were corrected in the preparation of the financial statements for the year ended December 31, 2011. It is reasonably possible that, if not remediated, these control deficiencies could result in a material misstatement of the Corporation’s financial statements in a future annual or interim period.

Accordingly, while we have identified certain material weaknesses in our system of internal control over financial reporting, we believe that we have taken reasonable steps to ascertain that the financial information contained in this Annual Report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. This is because a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Corporation have been detected.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)              Our Directors and Officers and Our Subsidiaries

1.	Our Management

The following table furnishes the information concerning the members of our Board of Directors and Officers as of March 31, 2013. Our Directors are elected every year and serve until their successors are elected and qualified:

Name	Age	Title	Term of Service
Douglas N. Mac Donald	64	Director, President, CEO	07/98 to present
Robert L. Robins	71	Director/V.P./Sec. Treasurer	07/98 to present
Dr. Roy Queen	70	Director	12/98 to present
Kim Law	45	V.P./CFO Director	05/00 to present 08/02 to present
Bernd Reuscher	69	Director	04/02 to present
Jack (John) Thomson	83	Director	11/04 to present
Sonja Dreyer	61	Vice-President	05/00 to present

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

Mr. Jack (John) Thomson – Director

Mr. Thomson was appointed to our Board of Directors on October 23, 2004.  Mr. Thomson served in the Canadian military from 1943 to 1978 and retired with a rank of Colonel.  From 1978 to 1983, he was Vice-President and co-owner of the Seattle based automobile dealership, Auburn Lincoln Mercury Inc.  During this same period, Mr. Thomson was President and CEO of Auburn Import Export as well as Auburn Electronics.  In 1983, Mr. Thomson returned to Canada and became the CEO and Chief Operating Officer of International Tempest Corporation, a Corporation which provides electronic security sensing devices. From 1986 to 1990, Mr. Thomson acted as an Executive Director of the Canadian Red Cross Society in Kingston and District Branch.

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
Westsphere Systems Inc, controls the switching Process of the ATM’s

Ms. Dreyer – Vice President and COO- Vencash Payments Solutions Inc. (VPSI)

Mr. Mac Donald assists in the day to day operations of the ATM business.

1.	Management of Vencash Capital (a wholly owned subsidiary) Changed to Vencash Payments Solutions Inc.

Name	Age	Title	Term of Service
Douglas N. Mac Donald	64	Director/CEO/	07/98 to present
Robert L. Robins	71	Director//Secretary/Treasurer	07/98 to present
Bernd Reuscher	69	Director	04/02 to present
Dr. Roy Queen	70	Director	12/98 to present
Kim Law	45	Director/CFO	08/02 to present
Mr. Jack (John) Thomson	83	Director	11/04 to present
Sonja Dreyer	61	Vice President & COO	07/09 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see Our Management" see above.

2.	Management of Westsphere Capital Group Ltd. (a wholly owned subsidiary)

Name	Age	Title	Term of Service
Douglas N. Mac Donald	64	Director/CEO/President	07/05 to Present
Robert L. Robins	71	Director	07/05 to Present
Bernd Reuscher	69	Director	07/05 to Present
Dr. Roy Queen	70	Director	07/05 to Present
Kim Law	45	Director, CFO	07/05 to Present
Mr. Jack (John) Thomson	83	Director	07/05 to Present
Ms. Sonja Dreyer	61	Vice President	07/05 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see "Our Management” above.

3.	Management of E-Debit International Inc. (a wholly owned subsidiary)

Name	Age	Title	Term of Service
Douglas N. Mac Donald	64	Director/CEO/President	03/00 to Present
Robert L. Robins	71	Director	03/00 to Present
Bernd Reuscher	69	Director	03/00 to Present
Dr. Roy Queen	70	Director	03/00 to Present
Kim Law	45	Director/CFO	03/00 to Present
Mr. Jack (John) Thomson	83	Director	03/00 to Present
Ms. Sonja Dreyer	61	Vice President	06/06 to present

For information on Douglas N. Mac Donald, Robert L. Robins, Bernd Reuscher, Kim Law, Dr. Roy Queen, and Jack Thomson see "Our Management" above.

4.	Management of Westsphere Systems Inc. (a wholly owned subsidiary)

Name	Age	Title	Term of Service
Douglas N. Mac Donald	64	Director, CEO/President	10/01to present
Robert L. Robins	71	Director	10/01to present
Dr. Roy Queen	69	Director	10/01 to present
Bernd Reuscher	70	Director	10/01 to present
Kim Law	45	Director/CFO	10/01 to present
Mr. Jack (John) Thomson	83	Director	11/04 to present
Ms. Sonja Dreyer	61	VP/Chief Operating Officer	06/06 to present

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

(b)              Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Douglas Mac Donald	President, Chief Executive Officer and a member of the B.O.D.	0	0	N/A
Robert Robins	Vice President, Sec., Treasurer and member of the B.O.D.	0	0	N/A
Sonja Dreyer	Vice President of Administration and Executive Assistant to the B.O.D.	0	2	N/A
Kim Law	Vice President of Finance, Chief Financial Officer and a member of the B.O.D.	0	2	N/A
Bernd Reuscher	Member of Board of Directors	0	0	N/A
Dr. Roy Queen	Member of Board of Directors	0	0	N/A
Mr. Jack (John) Thomson	Member of Board of Directors	0	1	N/A

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

ITEM 11       EXECUTIVE COMPENSATION

Cash Compensation

Compensation paid by us for all services provided during the fiscal year ended December 31, 2012, (1) to each of our five (5) most highly compensated executive officers whose cash compensation exceeded $100,000 and (2) to all officers as a group is set forth below under directors.

Summary Compensation Table of Executives

Name and Principal Position	Year	Salary		Stock Options	Stock Options Value
Douglas N. Mac Donald*	2008	$84,293		—	—
	2009	$96,309		—	—
	2010	$123,215	**	366,666	$73,333
	2011	$123,013		—	—
	2012	$121,683		—	—

*Mr. Mac Donald receives his salary through his corporation, Mac Donald and Associates Gaming Specialists Inc. total $103,676 ($103,635 CDN) and $18,007 ($18,000 CDN) under Douglas Mac Donald.

Name and Principal Position	Year	Salary	Stock Options	Stock Options Value
Kim Law*	2008	$97,873	—	—
	2009	$99,513	—	—
	2010	$105,756	366,667	$73,333
	2011	$105,582	—	—
	2012	$104,442	—	—

*Mr. Law receives his salary through his corporation, 1100307 Alberta Ltd. total $20,408 ($20,400 CDN) and $84,034 ($84,000 CDN) under Kim Law.

**** USD to CAD currency exchange rate year 2012 average (365 days): 0.9996.

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

Option Grants

The following table sets forth information regarding stock option grants to our officers and directors as of March 31, 2013:

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

Option Exercises

The following table sets forth details of each exercise of stock options as of December 31, 2012 by any of the named Executive Officers and Directors, and the December 31, 2012 value of unexercised options on an aggregate basis.

Aggregated Options Exercised

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options as of December 31, 2012 Exercisable (2)/Unexercisable	Value of Unexercised in the Money-Options at December 31, 2012
Douglas Mac Donald	Nil	Nil	366,666 (exercise) 0 (unexercisable)	$0.20 (exercise) $0 (unexercisable)
Robert Robins	1,785,714	$0.014	1,214,286 (exercise) 366,667 (exercise) 0 (unexercisable)	$0.014 (exercise) $0.200 (exercise) $0 (unexercisable)
Sonja Dreyer	Nil	Nil	1,100,000 (exercise) 0 (unexercisable)	$0.014 (exercise) $0 (unexercisable)
Kim Law	Nil	Nil	2,500,000 (exercise) 366,667 (exercise) 0 (unexercisable)	$0.014 (exercise) $0.200 (exercise) $0 (unexercisable)
Jack Thomson	Nil	Nil	1,325,000 (exercise) 1,100,000 (exercise) 0 (unexercisable)	$0.014 (exercise) $0.200 (exercise) $0 (unexercisable)
Bernd Reuscher	Nil	Nil	1,100,000 (exercise) 0 (unexercisable)	$0.200 (exercise) $0 (unexercisable)
Dr. Roy Queen	Nil	Nil	1,100,000 (exercise) 0 (unexercisable)	$0.200 (exercise) $0 (unexercisable)

Compensation of Directors

We did not pay any compensation for services provided by the directors during the fiscal year ended December 31, 2012.

Termination of Employment and Change of Control Arrangements

None.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our "Named Executive Officers" during our fiscal year ended December 31, 2012. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives.  Currently our Board does not have a compensation committee.  Our officers are members of our Board of Directors and are able to vote on matters of compensation.  We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time.  In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended December 31, 2011 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices.  In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as Corporation size, annual revenues, market capitalization and geographical location.

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

Components of Our Executive Compensation Program

Our current executive compensation program is entirely salary based.  In the future we intend to incorporate additional components we believe are necessary in order for the Corporation to provide a competitive compensation package relative to our peers and to provide an appropriate mix between short-term and long-term cash and non-cash compensation. Elements of our future executive compensation are likely to include:

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

Stock Awards:  A portion of compensation paid to our executives will be equity based.  We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives' compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives.  No stock compensation awards were granted to directors during the year ending December 31, 2012.

Other Benefits: Our Executive Officers and employees receive group benefits plan.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our outstanding common and preferred stock as of March 31, 2013 for: each of our directors and executive officers individually; each person or group that we know owns beneficially more than five percent (5%) of our common stock; and all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term, “beneficial ownership”. Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common stock subject to options currently exercisable or exercisable within sixty (60) days, to be outstanding for purposes of computing the percentage ownership of the person holding the options, but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person. The applicable percentage of ownership for each shareholder is based on 320,046,834 shares of common stock and 81,518,410 shares of preferred stock outstanding as of March 31, 2013 together with applicable options for that shareholder. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name and Address of Beneficial Owner Officers and Directors	Number of Common Shares of Beneficial Owner	Percentage of Common Shares Owned	Number of Preferred Shares of Beneficial Owner	Percentage of Preferred Shares Owned	Note
Douglas N. Mac Donald St. Albert, Alberta, Canada (Personal Shares Held			24,291,485		(1)
(Personal Options Held	366,666
Patty Mac Donald			2,750,000
Total	366,666	0.11%	27,041,485	33.17%

Robert L. Robins Calgary, Alberta, Canada					(2)
(Personal Shares Held)	1,835,839		1,801,250
(Personal Options Held)	1,580,953
(Robins Nest Holdings)			1,900

Total	3,416,792	1.06%	1,803,150	2.21%

Dr. Roy L. Queen Kamloops, B.C., Canada					(3)
(Personal Shares Held)	5,148,700		6,055,950
(Personal Options Held)	1,100,000
(Drin Holdings Ltd.)	52,025
(Transural Trade)			574,800

Total	6,300,725	1.96%	6,630,750	8.13%

Bernd Reuscher Edmonton, Alberta, Canada					(4)
(Personal Shares Held)	3,825,000		2,479,100
(Personal Options Held)	1,100,000
(989939 Alberta Ltd.)			3,293,075
(MBR Venture Corp.)			7,062,500

Total	4,925,000	1.53%	12,834,675	15.74%

Kim Law Calgary, Alberta, Canada					(5)
(Personal Shares Held)	363,615		750,000
(Personal Options Held)	2,866,667

Total	3,230,282	1.00%	750,000	0.92%

Sonja Dreyer Calgary, Alberta, Canada					(6)
(Personal Shares Held)	543,165		15,500
(Personal Options Held)	1,100,000
(1035760 Alberta Ltd,)			1,375,050
Total	1,643,165	0.51%	1,390,550	1.71%

Jack (John) Thomson Kingston, Ontario Canada					(7)
(Personal Shares Held)	126,877		937,500
(Personal Options Held)	2,425,000

Total	2,551,877	0.79%	937,500	1.15%

Total shares owned by Officers and Directors	22,434,507	6.98%	51,388,110	63.04%

(1)      Doug Mac Donald        27,041,485 Shares
8,060,000 preferred shares are held in the name of Douglas  Mac Donald; 2,750,000 preferred shares are held in the name of  Mr. Mac Donald’s’ wife Patricia Mac Donald; 3,000,100 preferred shares are held in the name of Mac Donald Venture Corp. of which Mr. Mac Donald  is the sole officer and Director; 3,326,500 preferred shares are held in the name of  797320 Alberta Ltd. of which Mr. Mac Donald is the sole officer and Director;  4,479,410 Preferred shares are held in the name of 723352 Alberta Ltd. of which Mr. Mac Donald is the sole officer and Director, 366,667 of these shares are held in the form of a Directors option, giving Mr. Mac Donald the right to purchase up to  366,667shares at 0.20 per share until August 14,2015, Doug Mac Donald is part owner of 989939 Alberta Ltd. with a share position of 3,293,075 preferred shares. *(50% is owned by Doug Mac Donald and 50% is owned by Bernd Reuscher, 2,132,400 Preferred shares are held in the name of Mac Donald & Associates Gaming Specialists Inc., of which Mr. Mac Donald is the sole officer and Director.

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

(5)      Kim Law         3,980,282 Shares
363,615 common shares and 750,000 preferred shares are held in the name of Kim Law, and 2,500,000 of these shares are held in the form of stock options giving Mr. Law the right to purchase up to 2,500,000 shares for $0.014 per share until January 26, 2015 and 366,667 of these shares are held in the form of a Directors option, giving Mr. Law the right to purchase up to 366,667 shares at 0.20 per share until August 14, 2015.

(6)      Sonja Dreyer          3,018,215 Shares
543,165 common shares are held in the name of Sonja Dreyer, 1,375,050 preferred shares are in 1035760 Alberta Ltd, a numbered Corporation wholly owned by Ms Dreyer, 15,500 Preferred shares are held in the name of Sonja Dreyer and 1,100,000 of these shares are held in the form of stock options giving Ms. Dreyer the right to purchase up to 1,100,000 shares for $0.014 per share until January 26, 2015.

(7)      Jack (John) Thomson             3,489,377 Shares
937,500 preferred shares are held in the name of Jack John Thomson 126,877 common shares are held in the name of Jack Thomson and 1,325,000 of these shares are held in the form of stock options giving Mr. Thomson the right to purchase up to 265,000 shares for $0.014 per share until January 26, 2015 and 1,100,000 of these shares are held in the form of a Directors option, giving Mr. Thomson the right to purchase up to 1,100,000 shares at 0.20 per share until August 14, 2015

ITEM 13      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Real estate leases:

The Corporation’s real estate leases are with an affiliated Corporation that is controlled by the Corporation’s president.

The Corporation leases real estate (office and warehouse space) under non-cancellable operating leases that expire on varying dates through 2014.  The monthly lease payment is $6,025 ($5,971 CDN).

The Corporation leases additional real estate (office and warehouse space) for an “Initial Term” commencing June 1, 2010 on a month to month basis.  The Corporation may renew the Lease on a monthly basis by giving notice to the Landlord.  The monthly lease payment is $$3,128 ($3,100 CDN).

Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year are as follows:

Real Estate
2013	$73,264
2014	$12,211
2015	$—
2016	$—

	December 31, 2012	December 31, 2011
Rental expense	$96,602	$83,475

Residual and interchange costs:

The following table summarizes the amounts paid by the Corporation for residual and interchange fees to related parties as of December 31, 2012 and 2011:

Payable to:	December 31, 2012	December 31, 2011
Two affiliated companies that are controlled by E-Debit’s President.	$21,996	$29,549
An affiliated Corporation that is controlled by E-Debit’s vice President.	$12,582	$16,436
An affiliated Corporation that is controlled by E-Debit’s director.	$103,647	$148,929
An affiliated Corporation that is controlled by E-Debit’s director.	$282	$301
An officer	$1,176	$1,046
Total	$139,683	$196,261

The residual and interchange paid to related parties are in accordance with the contracts with their distributorship.  The above payments are reflected in the accompanying consolidated statements of operations as residual and interchange costs.

ITEM 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by Cordovano and Honeck LLP for the review of financial statements included in our Form 10-Q quarterly reports and services normally provided by Cordovano and Honeck LLP, in connection with statutory and regulatory filings or engagements were $11,313 for the fiscal year ended 2011 and $0 for the fiscal year ended 2012.

Effective August 23, 2011, Westsphere appointed Schumacher & Associates Inc. as our new auditor. The Corporation’s previous independent accountant, Cordovano & Honeck was dismissed.  Cordovano & Honeck’s consent letter was filed in the 8-K to Securities and Exchange Commission on August 29, 2011.  The aggregate fees billed during each of the last two (2) years for professional services rendered by Schumacher & Associates Inc. for the audit of our annual financial statements and review of financial statements included in our Form 10-Q quarterly reports and services normally provided by Schumacher & Associates Inc., in connection with statutory and regulatory filings or engagements were $15,650 during the fiscal year ended 2011 and $53,300 during the fiscal year ended 2012.

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2011and 2012.

Tax Fees

There were no fees for tax compliance, tax advice, and tax planning for the fiscal years ended 2011 and 2012.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Schumacher & Associates Inc. other than the services reported above.

ITEM 15   EXHIBITS

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
Date:   April 15, 2013

By:   /s/ Kim Law
Name:   Kim Law Title:   Principal Financial and Accounting Officer
Date:   April 15, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:   /s/ Douglas N. Mac Donald
Name:   Douglas N. Mac Donald
Title:   President and Board of Directors
Date:   April 15, 2013

By:   /s/ Robert L. Robins
Name:   Robert L. Robins
Title:   Board of Directors
Date:   April 15, 2013

By:   /s/ Bernd Reuscher
Name:   Bernd Reuscher
Title:   Board of Directors
Date:   April 15, 2013

By:   /s/ Roy L. Queen
Name:   Roy L. Queen
Title:   Board of Directors
Date:   April 15, 2013

By:   /s/ Kim Law
Name:   Kim Law
Title:   Board of Directors
Date:   April 15, 2013

By:   /s/ John (Jack) Thomson
Name:   Jack Thomson
Title:   Board of Directors
Date:   April 15, 2013