Form 10-Q
period 2013-03-31
E-Debit Global Corp.
filed 2013-05-06
CIK 1129120

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of April 22, 2013, there were 320,046,834 outstanding shares of the Registrant's Common Stock, no par value and 81,518,410 shares of Preferred Stock, no par value.

E-DEBIT GLOBAL CORPORATION

INDEX TO THE FORM 10-Q

For the quarterly period ended March 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Balance Sheet

ASSETS	March 31, 2013 (Unaudited)	December 31, 2012 (Derived from audited financial statements)
CURRENT ASSETS
Cash	$33,073	$46,898
Restricted cash	799,712	188,236
Accounts receivable net of allowance for doubtful accounts of $22,515 and $23,413	24,868	37,791
Other receivable – related parties	12,746	16,535
Inventory	56,573	68,628
Prepaid expense and deposit	8,158	9,022
Total current assets	935,130	367,110

Property and equipment, net of depreciation	206,267	225,190
Investment, at cost	20	20
Intangible Assets, net of amortization	31,743	43,926

Total assets	$1,173,160	$636,246

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	1,110,804	396,988
Accrued liabilities	97,695	98,026
Loans payable	284,554	287,047
Indebtedness to related parties	1,577,303	1,517,601
Shareholder loans	286,372	292,741
Total current liabilities	3,356,728	2,592,403

Total liabilities	3,356,728	2,592,403

COMMITMENTS AND CONTINGENCIES (Notes 1, 4, 9, 10, 11, 12, 14)

STOCKHOLDERS’ DEFICIT
Preferred stock – authorized 200,000,000 shares, no par value, 81,518,410 shares issued and outstanding at March 31, 2013 and 81,518,410 at December 31, 2012	1,475,493	1,475,493
Common stock - authorized 10,000,000,000 shares, no par value; 320,046,834 shares issued and outstanding at March 31, 2013 and 320,046,834 at December 31, 2012	2,212,392	2,212,392
Additional paid-in capital	654,018	654,018
Accumulated other comprehensive income	130,899	86,207
Accumulated deficit	(6,656,370)	(6,384,267)
Total stockholders’ deficit	(2,183,568)	(1,956,157)

Total liabilities and stockholders’ deficit	$1,173,160	$636,246

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Operations
For the three Months Ended March 31,
(Unaudited)

	2013	2012
Revenue -
Equipment and supplies	$8,499	$55
Residual and interchange income	268,579	589,603
Other	13,105	19,165
Total revenue	290,183	608,823

Cost of sales -
Equipment and supplies	7,055	1,591
Residual and interchange costs	148,815	390,575
Other	131,934	155,492
Total cost of sales	287,804	547,658

Gross profit	2,379	61,165

Operating expenses -
Depreciation and amortization	30,108	29,870
Consulting fees	39,223	47,680
Legal and accounting fees	1,038	34,477
Salaries and benefits	118,522	125,288
Travel, delivery and vehicle expenses	3,111	7,352
Other	48,015	80,096
Total operating expenses	240,017	324,763

Income (-Loss-) from operations	(237,638)	(263,598)

Other expense -
Interest expense	(34,465)	(44,478)

Net (-loss-) before income taxes	(272,103)	(308,076)

Provision for income taxes	—	—

Net (-loss-)	$(272,103)	$(308,076)

Basic net (-loss-) per common share	$(0.00)	$(0.00)
Weighted number of shares outstanding	320,046,834	95,249,344

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income
For the three Months Ended March 31,
 (Unaudited)

	2013	2012

Net (-loss-)	$(272,103)	$(308,076)

Other comprehensive (-loss-), net of tax
Foreign currency translation adjustment	44,692	(27,293)
Other comprehensive (-loss-), net of tax	44,692	(27,293)

Comprehensive (-loss-)	$(227,411)	$(335,369)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	(Deficit)
Balance, December 31, 2012	81,518,410	$1,475,493	320,046,834	$2,212,392	$654,018	$86,207	$(6,384,267)	$(1,956,157)
Other comprehensive loss, net of tax	—	—	—	—	—	44,692	—	44,692
Net loss for the three months ended March 31, 2013	—	—	—	—	—	—	(272,103)	(272,103)
Balance, March 31, 2013	81,518,410	$1,475,493	320,046,834	$2,212,392	$654,018	$130,899	$(6,656,370)	$(2,183,568)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statement of Cash Flows
For the three Months Ended March 31,
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net (loss) income from operations	$(272,103)	$(308,076)
Reconciling adjustments -
Depreciation and amortization	30,108	29,870
Changes in operating assets and liabilities
Restricted cash	(615,571)	(254,730)
Accounts receivable	14,878	4,048
Inventory	10,562	6,867
Prepaid expenses and other	668	4,636
Accounts payable and accrued liabilities	687,078	215,656
Net cash (used for) provided by operations	(144,380)	(301,729)

Cash flows from investing activities:
Purchase of equipment	(6,859)	—
Disposal of equipment	—	—
Net cash (used for) investing activities	(6,859)	—

Cash flows from financing activities:
Indebtedness to related parties	82,761	282,010
Proceeds from related parties	39,384	90,167
Repayments to related parties	(29,423)	(38,772)
Net cash provided by financing activities	92,722	333,405

Foreign currency translation adjustment	44,692	(27,293)
Net change in cash and cash equivalents	(13,825)	4,383
Cash (overdraft) at beginning of year	46,898	96,492
Cash (overdraft) at end of year	$33,073	$100,875

Supplemental schedules:
Cash paid for interest	$6,668	$10,823
Cash paid for income taxes	$—	$—
Noncash investing and financing activities
Shares issued for the settlement of debt	$—	$—

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

Note 1 – Basis of Presentation and Nature of Operations

The accompanying consolidated balance sheet as of December 31, 2012 has been derived from audited financial statements and the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X.  The accompanying interim consolidated financial statements included herein have been prepared by E-Debit Global Corporation (the “Corporation”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and E-Debit Global Corporation believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2012 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by E-Debit Global Corporation later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Corporation’s financial statements are reflected in the interim periods included.

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

Note 2 – Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a non-profit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

In February 2013, FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

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

Level 2:
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

	March 31, 2013	December 31, 2012
Accounts Receivable
Equipment	-	$597
Services	-	-
Other	47,383	60,607
	47,383	$61,204

Less: Allowance for doubtful accounts	(22,515)	(23,413)
	$24,868	$37,791

The bad debt expense for the three months ended March 31, 2013 and March 31, 2012 totaled $0 and $0, respectively.  The bad debt is reflected in the accompanying consolidated Statements of Operations as Other operating expenses.

Note 6 – Inventory

Inventory consists of the following elements:

	Quantity	Cost
December 31, 2012
ATM	27	$68,628
Parts and accessories	-	-
Total		$68,628

	Quantity	Cost
March 31, 2013
ATM	22	$56,573
Parts and accessories	-	-
Total		$56,573

Inventories are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Note 7 – Property and Equipment

Property and equipment in service consists of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value	Depreciation Rate and Method
December 31, 2012 -
Office furniture and equipment	$62,380	$38,947	$23,433	20% DB
Computer hardware and software	180,349	142,516	37,833	30% DB
ATM machines	210,627	47,789	162,838	30% DB
Other	7,494	6,408	1,086	Var
	$460,850	$235,660	$225,190
March 31, 2013 -
Office furniture and equipment	$61,023	$39,353	$21,670	20% DB
Computer hardware and software	183,284	145,047	38,237	30% DB
ATM machines	180,479	34,916	145,563	30% DB
Other	8,287	7,490	797	Var
	$433,073	$226,806	$206,267

There are no leased ATMs included in the Corporation’s property and equipment for the three months ended March 31, 2013 and for the year ended December 31, 2012.

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  All components of property and equipment are being depreciated or amortized.  Depreciation and amortization expense for the three months ended March 31, 2013 and March 31, 2012 totaled $30,108 and $29,870, respectively.

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

Depreciation is calculated using a declining balance method.

Intangible assets consist of the following elements:

	Cost	Accumulated Amortization	Net Book Value	Depreciation Method
December 31, 2012 -
License – ACI	$168,690	$134,953	$33,737	Straight-line
Patent	15,076	14,416	660	Straight-line
License – Paragon	18,319	$8,790	9,529	Straight-line
	$202,085	$158,159	$43,926
March 31, 2013 -
License – ACI	$165,019	$140,268	$24,751	Straight-line
Patent	15,255	15,255	—	Straight-line
License – Paragon	17,920	$10,928	6,992	Straight-line
	$198,194	$166,451	$31,743

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  Depreciation and amortization expense for the year ended March 31, 2013 and March 31, 2012 totaled $8,292 and $9,325, respectively.  This depreciation and amortization expense was part of the totals which are reflected in the accompanying consolidated statements of operations as Depreciation and amortization.

Expected future depreciation and amortization of the intangible assets are as follows:

Year	Amount

2013	$31,743

Note 9 – Loans Payable

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $98,322 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $983 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.  The purpose of the loan is to supply vault cash to Vencash’s customer-owned ATM equipment and site locations.  Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car Corporation that supplies vault cash to these site locations.  The armored car Corporation is accountable for the rotation of the cash and has signed a note receivable for the amount.

As of March 31, 2013, the balance is $98,322 ($100,000 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $127,104 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,288 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan was to fund the switch development project.  In February 2010, the loan was reduced by $62,212 ($65,000 CDN) in exchange for 622,123 common shares at $0.10 per share.  In May 2012, the loan was reduced by $981 ($998 CDN) in offsetting against the expenses.  In September 2012, the loan was reduced by $59 ($60 CDN) in offsetting against the expenses.  In December 2012, WSI recorded an accrued interest of $4,471 ($4,547 CDN).   In March 2013, WSI recorded an accrued interest of $1,914 ($1,947 CDN).  As of March 31, 2013, the balance is $70,237 ($71,436 CDN).  This loan is included in the accompanying consolidated balance sheet as loans payable.

On December 20, 2011 the Corporation and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an investor for a loan of $196,643 ($200,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Corporation’s assets.  Upon demand the Corporation has forty-five (45) days to repay the Demand Loan and interest.  On October 24, 2012, the loan was repaid by $105,588 ($107,390 CDN).  On December 5, 2012, the loan was repaid by $75,218 ($76,503 CDN).  As of March 31, 2013, the balance is $15,837 ($16,107 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

On August 15, 2012 the Corporation and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an arms-length third party investor for a loan of $98,322 ($100,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Corporation’s assets.  Upon demand the Corporation has forty-five (45) days to repay the Demand Loan and interest.  In March 2013, E-Debit recorded an accrued interest of $1,836 ($1,868 CDN).  As of March 31, 2013, the balance is $100,158 ($101,868 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

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

The Corporation also has various obligations for auto and equipment leases through 2016.

The Corporation’s real estate leases are with an affiliated Corporation that is controlled by the Corporation’s president.

Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2013	$52,872	$8,300
2014	$11,742	$11,583
2015	$—	$6,953
2016	$—	$2,319

	March 31, 2013	December 31, 2012
Rental expense	$27,005	$96,602

The Corporation leases telephone equipment under a non-cancellable capital lease commencing January 2011 and expiring in May 2015 with the option to purchase at the expiration of the 48 month lease term.  As of March 31, 2013, the cost of telephone equipment under capital lease at the Corporation is $21,468 with accumulated amortization of $8,415.

Minimum future capital lease payments under non-cancellable capital lease having remaining terms in excess of one year are as follows:

Capital Lease
2013	$5,008
2014	$6,648
2015	$2,216

On May 28, 2004 Peter Gregory filed an action in the Ontario Superior Court of Justice against Vencash Capital Corporation.  Peter Gregory was a former Vencash distributor and agent who filed the action related to a claim of wrongful dismissal from Vencash for $260,000 (CDN).  On July 30, 2004 Vencash filed a Statement of Defence and Counterclaim in the amount of $1,600,000 for breach of contract, breach of confidence, breach of fiduciary duties, interference with economic relations, damages for inducing breach of contract, and punitive damages. The Corporation believes the claim by Gregory to be without merit.  In January 2012, the Corporation received a copy of notice of garnishment from our bank institution against Vencash’s bank account for the total amount not to exceed $31,649 CDN.  The Corporation did not receive the notification for the judgement and is presently seeking legal advice.  This notice was rescinded by the bank upon delivery.  As of April 2013 the Corporation has not been contacted further relating to the action initiated by Gregory.  The Corporation is currently reviewing the related correspondence and is in consultation with legal counsel and upon completion of the review will respond to any further action initiated by Gregory in this regard.

On January 25, 2009, Victory ATM filed an action in the Nova Scotia Superior Court against Vencash Capital Corporation.  Victory ATM was formerly a customer of Vencash distributor Bullion Investments Inc. and claimed that supplied vault cash to a contracted armoured car Corporation had been misappropriated for a total of approximately $45,000 CDN.  The Corporation has filed a statement of defense stating that Vencash had no care control or access to the vault cash supplied by Victory ATM and the only role that Vencash played was processing the Victory ATM transactions in their designated site locations.  The Corporation believes the claim by Victory ATM to be without merit and has not accrued a liability for the claim.  As of April 2013 the Corporation has not been contacted further and per our knowledge no court actions have been initiated to date.  Our Nova Scotia legal counsel has advised that she will continue to monitor this situation and upon discussion with Victory ATM legal counsel will make application to the courts to have the claim initiated against Vencash terminated.

On December 11, 2012, Mainland Investments, Inc. and Research Driven Investor, LLC filed an action in the Alberta Court of Queen’s Bench against E-Debit Global Corporation, E-Debit’s officers, and various other parties.  Mainland Investment Inc. and Research Driven Investor, LLC (RDI) (specialized investor relations firms) claimed for a total of $150,000 CDN related to an alleged investor relations consulting agreement between RDI and the Corporation.  On February 4, 2013, the Corporation and E-Debit’s officers have filed a statement of defense denying that there had ever existed an agreement between RDI and E-Debit.  The Corporation has a signed Investor Relations Consulting Agreement with Open Waters Investments Inc. (OWI) and deny that OWI ever had authority to enter into written or oral agreement with RDI on behalf of E-Debit, or that E-Debit ever contractually agreed to or represented that it had appointed RDI as its advisor.  The Corporation believes the claim by Mainland Investments, and Research Drive Investor, LLC to be without merit and has not accrued a liability for the claim.  As of April 2013 the Corporation has not been contacted further and per our knowledge no court actions have been initiated to date.  The Corporation is currently reviewing the related correspondence and is in consultation with legal counsel and upon completion of the review will respond to any further action initiated by Mainland Investments, Inc. and Research Driven Investor, LLC in this regard.

On December 14, 2012, Trans-Armored Canada Inc. filed an action in the Nova Scotia Superior Court against Westsphere Systems Inc. (WSI).  Trans-Armored Canada Inc. (TAC) was formerly a contracted armoured car Corporation to deliver vault cash to site locations and claimed for a total outstanding debt of $34,325 CDN.   As set out in the 15th of August 2007 TAC/Vencash Agreement, the Corporation’s President and Chief Executive Officer sits as a member of the board of directors and represents 50% of TAC’s board of directors.  The Corporation is currently reviewing the related correspondence and is in consultation with legal counsel to file a statement of defense.  The Corporation has released what it believes to be the full and final payment to TAC in May 2012 where the Corporation and TAC mutually agreed to offset the full amount of deposit due from TAC against the accounts payable owed to TAC.  The Corporation believes the claim by Trans-Armored Canada Inc. to be without merit and has not accrued a liability for the claim.  As of April 2013 the Corporation has not been contacted further and per our knowledge no court actions have been initiated to date.  The Corporation is currently reviewing the related correspondence and is in consultation with legal counsel and upon completion of the review will respond to any further action initiated by Trans-Armored Canada Inc. in this regard.

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

As of March 31, 2013 and December 31, 2012, the Corporation setup an allowance for doubtful collections of $62,669 and $52,746 respectively for the related parties’ receivables, as collection was unknown.

The following table summarizes the Corporation’s others receivable from related parties’ transactions as of March 31, 2013 and December 31, 2012:

	2013	2012
1105725 Alberta Ltd. o/a Personal Financial Solutions	$39,288	$40,162
Cash Direct Financial Services Ltd.	12,310	12,584
Trans Amored Canada	11,071	7,922
Accounts receivable – directors	12,746	8,613
	$75,415	$69,281

Less: Allowance for doubtful accounts	(62,669)	(52,746)

	$12,746	$16,535

The current outstanding advances are reflected in the accompanying consolidated balance sheet as other receivable – related parties and totaled $12,746 and $16,535, respectively, at March 31, 2013 and December 31, 2012.

Real estate leases:

The Corporation’s real estate leases are with an affiliated Corporation that is controlled by the Corporation’s president.

The Corporation leases real estate (office and warehouse space) under non-cancellable operating leases that expire on varying dates through 2014.  The monthly lease payment is $5,925 ($5,971 CDN).

The Corporation leases additional real estate (office and warehouse space) for an “Initial Term” commencing June 1, 2010 on a month to month basis.  The Corporation may renew the Lease on a monthly basis by giving notice to the Landlord.  The monthly lease payment is $3,076 ($3,100 CDN).

Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year are as follows:

Real Estate
2013	$52,872
2014	$11,742
2015	$ —
2016	$ —

	March 31, 2013	December 31, 2012
Rental expense	$27,005	$96,602

Residual and interchange costs:

The following table summarizes the amounts paid by the Corporation for residual and interchange fees to related parties for the three months ended March 31, 2013:

Payable to:	March 31, 2013
Three affiliated companies that are controlled by E-Debit’s President.	$4,109
An affiliated Corporation that is controlled by E-Debit’s vice President.	$2,091
An affiliated Corporation that is controlled by E-Debit’s director.	$608
An affiliated Corporation that is controlled by E-Debit’s director.	$59
Total	$6,867

The residual and interchange paid to related parties are in accordance with the contracts with their distributorship.  The above payments are reflected in the accompanying consolidated statements of operations as residual and interchange costs.

Indebtedness to related parties:

The Corporation expensed $24,486 ($24,675 CDN) during the first quarter 2013 for consulting and management services to an affiliated Corporation that is controlled by the Corporation’s president.  This expense is reflected in the accompanying consolidated Statements of Operations as a Consulting fees.

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

The total amount owed to related parties (consist of indebtedness to related parties and shareholder loans) as of March 31, 2013 is $1,863,675.  The remaining credit available to be drawn against related to this GSA and Line of Credit is $0.

The following table summarizes the Corporation’s indebtedness to related parties’ transactions as of March 31, 2013 and December 31, 2012:

Payable to:	March 31, 2013	December 31, 2012	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$99,062	$95,674	Demand loans	8% per annum
A loan advanced from an affiliated Corporation that is controlled by E-Debit’s President for working capital.	931,892	867,701	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	9,453	8,521	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	14,883	6,421	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	91,360	89,353	Demand loans	8% per annum
A loan advanced from E-Debit’s director for working capital.	199,561	208,926	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	29,773	33,611	Demand loans	No interest
A loan advanced from an affiliated Corporation that is controlled by E-Debit’s President for working capital.	201,319	207,394	Demand loans	No interest
Total	$1,577,303	$1,517,601

The indebtedness to related parties as of March 31, 2013 consists of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There is no interest attached to a loan advanced from E-Debit’s director of $199,561, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $29,773, and the loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital of $201,319.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

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

Note 12 – Shareholder loans

In December 2011, the Corporation and its subsidiaries jointly and severally signed the General Security Agreement (GSA) for the current debts owed to related parties and shareholders.  The Corporation has requested that the related parties and shareholders individually or collectively advance loans up to one million seven hundred and fifty thousand ($1,750,000) dollars in Canadian Funds to the Corporation.  The terms of loans are “On Demand” with initial thirty-six months (36) terms which can be renewed from the date initial funds were advanced.  The interest rate is Eight (8%) percent annually calculated and paid quarterly.  Under the GSA, these debts are collateralized by the Corporation’s Accounts Receivables, Inventory, Equipment, Intangibles, Leasehold, Real and Immovable Property, and Proceeds.

The following table summarizes the Corporation’s shareholder loans transactions as of March 31, 2013 and December 31, 2012:

Payable to:	March 31, 2013	December 31, 2012	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	54,077	55,280	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	139,381	142,481	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	43,753	44,726	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	49,161	50,254	Demand loans	9% per annum
Total	$286,372	$292,741

E-Debit’s shareholder loans as of March 31, 2013 are related to cash advanced from E-Debit’s vice president total $54,077 and the directors total $139,381 have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans totaling $92,914 consist of a loan advance from E-Debit’s vice president totaling $43,753 with an interest rate of 12% per annum and no specific terms of repayment, and a loan advance from a shareholder of $49,161 with an interest rate of 9% per annum and no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

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

Note 13 – Subsequent Events

The Company has evaluated events subsequent to March 31, 2013 and through the date the financial statements were available to be issued to assess the need for potential recognition or disclosure in this report.  No events were noted that require recognition or disclosure in these financial statements.

Note 14 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Corporation as a going concern.  The Corporation has recurring net losses from operations, and had a working capital deficit and a stockholders’ deficit at March 31, 2013 and December 31, 2012.  These conditions raise substantial doubt as to the Corporation's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Corporation be unable to continue as a going concern.

Management recognizes that the Corporation must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Corporation will be successful in raising additional capital.  Management’s plans also include restructuring and reorganizing its subsidiaries to save costs.  Furthermore, management is in the process of negotiations with a third party investor to potentially sell part or all of the Corporation’s ATM estate.  In addition, there is no demand for payment on the accounts payable to related parties of $1,577,303 and shareholder loans of $286,372 as these liabilities are owed to internal officers and directors.   Further, even if the Corporation raises additional capital, there can be no assurance that the Corporation will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Corporation will not be able to meet its obligations and may have to cease operations.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – March 31, 2013

E-DEBIT GLOBAL CORPORATION

Subsidiaries CDN	Subsidiaries CDN	Subsidiaries US
Vencash Payment Solutions Inc.	Westsphere Capital Group Ltd.	Vencash Financial Systems Inc. (US)
100%	100%	100%
“Active”	“Inactive”	“Inactive”

Westsphere Systems Inc.	Vencash Capital Corporation
100%	100%
“Active”	“Inactive”

E Debit International Inc.	Group Link Inc.
100%	55%
“Active”	“Inactive”

Active = with business activity
Inactive = no business activity

Plan of Operations

During the three (3) month period of operations ended March 31, 2013, E-Debit and its subsidiaries generated a net loss of $272,103, while a net loss of $308,076 was realized for the same period from the previous year.  The decrease in net loss of $35,973 over the same period from the previous year was mainly caused by a decrease in consulting fees of $8,457, a decrease in legal and accounting fees of $33,439, a decrease in salaries and benefits of $6,766, a decrease in other operating expense of $32,081, and a decrease in interest expense of $10,013.  The decrease in net loss is partially offset against a decrease in gross profit of $58,786 over the same period from the previous year.

The decrease in consulting fees was caused by a decrease adjustment in the monthly consulting fee contract effective May 2012.

The decrease in legal and accounting fees was mainly due to the increased audit work performed in 2012 for year ended December 31, 2010.

The decrease in salaries and benefits was caused by an elimination of two positions during year 2012: a sales consultant and a receptionist.

The decrease in other operating expense was mainly caused by a decrease in bad debt expense of $18,102, a decrease in office supplies of $4,389, and a decrease in telephone expense of $4,719.

The decrease in interest expense was due to a repayment of loans to related parties during year 2012.

The decrease in gross profit of $58,786 was primarily caused by a decrease in residual and interchange income of $321,024.  The decrease is partially offset against a decrease in residual and interchange costs of $241,760 and a decrease in other cost of sales of $23,558.

The decrease in residual and interchange income was mainly caused by the sale of a majority of the Corporation’s ATMs site location contracts to an investor during the year 2012.

At this date, 130 ATMs are being processed by WSI’s switch. The number of ATMs being processed during the year 2013 has been decreased as compared to 545 ATMs processed in the prior year. The decrease is mainly caused by the sale of a majority of the Corporation’s ATMs site location contracts to an investor during the year 2012.

In April 2013, the Corporation is in the process of restructuring and reorganization of its subsidiaries to save costs and ensuring the Corporation’s ability to continue as a going concern.

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

The Corporation believes that the Corporations subsidiaries upon restructuring, reorganization and consolidation combined with continued investment from related parties and outside investors will continue to produce sufficient ongoing funding to meet its current and future financial requirements.  The completion of the reorganization and restructuring is expecting to be completed by the second quarter 2013.

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

Changes in Financial Position

During the three (3) month period ending March 31, 2013, total assets increased from $636,246 to $1,173,160.  The increase is primarily due to an increase in restricted cash of $611,476.

The increase in restricted cash was mainly caused by the surcharge and interchange settlement owed to customers as of March 31, 2013.  These surcharge and interchange settlements were returned to the customers on April 1, 2013.

As of March 31, 2013, E-Debit’s current liabilities consisted of accounts payable of $1,110,804, accrued liabilities of $97,695, loans payable of $284,554, indebtedness to related parties of $1,577,303, and shareholder loans of $286,372.

Accounts payable and accrued liabilities include a payable of $28,659 for the return of surcharge and interchange; the return of switch vault cash of $805,056; legal and accounting fees of $57,648; switch and hosting fees of $167,360; contingent expense of $31,118; accrued vacation payable of $8,614; investors deposits of $8,912; and $101,132 due for consulting services, office expenses and various other general fees and charges.

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $98,322 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $983 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.  The purpose of the loan is to supply vault cash to Vencash’s customer-owned ATM equipment and site locations.  Vencash supplies vault cash to these site locations because its customers do not have sufficient vault cash for these site locations.

The loan amount has been forwarded to an armored car company that supplies vault cash to these site locations.  The armored car company is accountable for the rotation of the cash and has signed a note receivable for the amount.

As of March 31, 2013, the balance is $98,322 ($100,000 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $127,104 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,288 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan was to fund the switch development project.  In February 2010, the loan was reduced by $62,212 ($65,000 CDN) in exchange for 622,123 common shares at $0.10 per share.  In May 2012, the loan was reduced by $981 ($998 CDN) in offsetting against the expenses.  In September 2012, the loan was reduced by $59 ($60 CDN) in offsetting against the expenses.  In December 2012, WSI recorded an accrued interest of $4,471 ($4,547 CDN).   In March 2013, WSI recorded an accrued interest of $1,914 ($1,947 CDN).  As of March 31, 2013, the balance is $70,237 ($71,436 CDN).  This loan is included in the accompanying consolidated balance sheet as loans payable.

On December 20, 2011 the Corporation and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an investor for a loan of $196,643 ($200,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Corporation’s assets.  Upon demand the Corporation has forty-five (45) days to repay the Demand Loan and interest.  On October 24, 2012, the loan was repaid by $105,588 ($107,390 CDN).  On December 5, 2012, the loan was repaid by $75,218 ($76,503 CDN).  As of March 31, 2013, the balance is $15,837 ($16,107 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

On August 15, 2012 the Corporation and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an arms-length third party investor for a loan of $98,322 ($100,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Corporation’s assets.  Upon demand the Corporation has forty-five (45) days to repay the Demand Loan and interest.  In March 2013, E-Debit recorded an accrued interest of $1,836 ($1,868 CDN).  As of March 31, 2013, the balance is $100,158 ($101,868 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

The following table summarizes the Corporation’s indebtedness to related parties’ transactions as of March 31, 2013:

Payable to:	March 31, 2013	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$99,062	Demand loans	8% per annum
A loan advanced from an affiliated Corporation that is controlled by E-Debit’s President for working capital.	931,892	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	9,453	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	14,883	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	91,360	Demand loans	8% per annum
A loan advanced from E-Debit’s director for working capital.	199,561	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	29,773	Demand loans	No interest
A loan advanced from an affiliated Corporation that is controlled by E-Debit’s President for working capital.	201,319	Demand loans	No interest
Total	$1,577,303

The indebtedness to related parties consists of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There is no interest attached to a loan advanced from E-Debit’s director of $199,561, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $29,773, and the loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital of $201,319.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

The following table summarizes the Corporation’s shareholder loans transactions as at March 31, 2013:

Payable to:	March 31, 2013	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	54,077	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	139,381	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	43,753	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	49,161	Demand loans	9% per annum
Total	$286,372

E-Debit’s shareholder loans related to cash advanced from E-Debit’s vice president total $54,077 and the directors total $139,381 have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans totaling $92,914 consist of a loan advance from E-Debit’s vice president totaling $43,753 has an interest rate of 12% per annum with no specific terms of repayment, and a loan advance from a shareholder of $49,161 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Shareholders’ deficit as of March 31, 2013 was negative $2,183,568, including an accumulated loss from operations of $6,656,370, as compared to shareholders deficit of $1,956,157 as of December 31, 2012. The increase in shareholders’ deficit of $227,411 was primarily due to the current year deficit of $272,103.  The increase is partially offset against an increase in accumulated other comprehensive income of $44,692.

Total issued and outstanding share capital as of April 22, 2013 was 320,046,834 common shares and 81,518,410 preferred shares.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2013, the Corporation had a working capital deficit of $2,421,598 and Stockholders' Deficit of $2,183,568 compared with a working capital deficit of $2,225,293 and Stockholders' Deficit of $1,956,157 as of December 31, 2012.  The Corporation’s working capital deficit has increased principally as a result of an increase in accounts payable of $713,816 and an increase in indebtedness to related parties of $59,702.  The increase in working capital deficit is partially offset against the increase in restricted cash of $611,476.

The increase in indebtedness to related parties was from E-Debit’s directors and officers advances of working capital to support E-Debit operations.

Stockholders' Deficit increased as a result of a net loss of $272,103 for the three (3) months ended March 31, 2013.  The increase is partially offset against an increase in accumulated other comprehensive income of $44,692.

The Corporation’s consolidated operations during the three (3) month period resulted in the use of net cash of $144,380, compared to the use of net cash in the amount of $301,729 during the same period from the previous year. The decrease in the use of net cash flow from operations was primarily the result of the decrease in net loss from operation of $35,973 and an increase in accounts payable and accrued liabilities of $471,422.  The increase in the use of net cash flow from operations is partially offset against an increase in restricted cash of $360,841.

Investing activities during the three (3) month period resulted in the use of net cash of $6,859 which was primarily caused by the purchase of equipment to support the switch operations.

Financing activities during the three (3) month period resulted in the provision of net cash of $92,722 which was primarily caused by the proceeds from loans of $82,761, the cash advances from directors and officers to support the switch operations and general and administrative costs of $39,384.  The provision of net cash is partially offset against a repayment of loans to directors and officers of $29,423.

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

Management recognizes that the Corporation must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. Furthermore, the management is in the process of negotiations with the third party investor potentially purchasing part or all of the Corporation’s ATM estate.  In addition, there is no demand for payment on the accounts payable to related parties of $1,577,303 and shareholder loans of $286,372 as these liabilities are owed to internal officers and directors.

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

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.  CONTROLS AND PROCEDURES

The Corporation's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Corporation's disclosure controls and procedures to ensure that material information relating to the Corporation is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2013 (the “Evaluation Date”).

Based on such evaluation, Messrs. Mac Donald and Law have concluded that, as of the Evaluation Date, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.  Moreover, there were no significant changes in internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Corporation’s internal controls over financial reporting during the three months ended March 31, 2013.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no changes since the filing of the 10K on December 31, 2012.

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
Date:    May 6, 2013

By:   /s/ Kim Law
Name:  Kim Law
Title:     Principal Financial Officer and Accounting Officer
Date:     May 6, 2013