Form 10-Q
period 2013-09-30
E-Debit Global Corp.
filed 2013-11-19
CIK 1129120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of October 15, 2013, there were 320,046,834 outstanding shares of the Registrant's Common Stock, no par value and 81,518,410 shares of Preferred Stock, no par value.

E-DEBIT GLOBAL CORPORATION

INDEX TO THE FORM 10-Q

For the quarterly period ended September 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Balance Sheet

ASSETS	September 30, 2013 (Unaudited)	December 31, 2012 (Derived from audited financial statements)
CURRENT ASSETS
Cash	$15,181	$46,898
Restricted cash	92,686	188,236
Accounts receivable net of allowance for doubtful accounts of $22,468 and $23,413	50,182	37,791
Other receivable – related parties	12,336	16,535
Inventory	64,978	68,628
Prepaid expense and deposit	2,361	9,022
Total current assets	237,724	367,110

Property and equipment, net of depreciation	149,774	225,190
Investment, at cost	40	20
Intangible Assets, net of amortization	10,447	43,926

Total assets	$397,985	$636,246

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	562,795	396,988
Accrued liabilities	79,512	98,026
Loans payable	239,342	287,047
Indebtedness to related parties	1,468,382	1,517,601
Shareholder loans	297,265	292,741
Total current liabilities	2,647,296	2,592,403

Total liabilities	2,647,296	2,592,403

COMMITMENTS AND CONTINGENCIES (Notes 1,4,9,10,11,12,15)

STOCKHOLDERS’ DEFICIT
Preferred stock – authorized 200,000,000 shares, no par value, 81,518,410 shares issued and outstanding at September 30, 2013 and 81,518,410 at December 31, 2012	1,475,493	1,475,493
Common stock - authorized 10,000,000,000 shares, no par value; 320,046,834 shares issued and outstanding at September 30, 2013 and 320,046,834 at December 31, 2012	2,212,392	2,212,392
Additional paid-in capital	1,009,414	654,018
Accumulated other comprehensive income	165,883	86,207
Accumulated deficit	(7,112,493)	(6,384,267)
Total stockholders’ deficit	(2,249,311)	(1,956,157)

Total liabilities and stockholders’ Deficit	$397,985	$636,246

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Operations
For the nine Months Ended September 30,
(Unaudited)

	2013	2012
Revenue -
Equipment and supplies	$11,608	$3,018
Residual and interchange income	765,532	1,761,765
Other	28,321	57,724
Total revenue	805,461	1,822,507

Cost of sales -
Equipment and supplies	9,746	13,492
Residual and interchange costs	433,293	1,142,926
Other	347,702	438,294
Total cost of sales	790,741	1,594,712

Gross profit	14,720	227,795

Operating expenses -
Depreciation and amortization	82,192	78,007
Consulting fees	115,897	129,237
Legal and accounting fees	57,424	54,957
Salaries and benefits	329,077	374,865
Travel, delivery and vehicle expenses	22,390	38,963
Other	168,513	273,019
Total operating expenses	775,493	949,048

(-Loss-) from operations	(760,773)	(721,253)

Other income (expense) -
Interest expense	(95,085)	(108,990)
Gain on sale	107,548	263,418
Other income	20,084	10,079

Net (-loss-) before income taxes	(728,226)	(556,746)

Provision for income taxes	—	—

Net (-loss-)	$(728,226)	$(556,746)

Basic net (-loss-) per common share	$0.00	$(0.00)
Weighted number of shares outstanding	320,046,834	147,573,788

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Operations
For the three Months Ended September 30,
(Unaudited)

	2013	2012
Revenue -
Equipment and supplies	$3,109	$2,963
Residual and interchange income	247,106	591,496
Other	6,348	10,200
Total revenue	256,563	604,659

Cost of sales -
Equipment and supplies	2,318	3,039
Residual and interchange costs	140,838	376,337
Other	103,167	130,021
Total cost of sales	246,323	509,397

Gross profit	10,240	95,262

Operating expenses -
Depreciation and amortization	25,130	24,305
Consulting fees	38,041	39,692
Legal and accounting fees	8,764	9,872
Salaries and benefits	96,362	121,324
Travel, delivery and vehicle expenses	18,637	25,578
Other	57,713	81,813
Total operating expenses	244,647	302,584

(-Loss-) from operations	(234,407)	(207,322)

Other income (expense) -
Interest expense	(30,346)	(22,480)
Other income	20,084	10,079

Net (-loss-) before income taxes	(244,669)	(219,723)

Provision for income taxes	—	—

Net (-loss-)	$(244,669)	$(219,723)

Basic net income (-loss-) per common share	$0.00	$(0.00)
Weighted number of shares outstanding	320,046,834	252,222,677

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net (-loss-)	$(244,669)	$(219,723)	$(728,226)	$(556,746)

Other comprehensive income (-loss-), net of tax
Foreign currency translation adjustment	(42,316)	(47,560)	79,676	(48,872)
Other comprehensive income (-loss-), net of tax	(42,316)	(47,560)	79,676	(48,872)

Comprehensive (-loss-)	$(286,985)	$(267,283)	$(648,550)	$(605,618)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	(Deficit)
Balance, December 31, 2012	81,518,410	$1,475,493	320,046,834	$2,212,392	$654,018	$86,207	$(6,384,267)	$(1,956,157)

Forgiveness of debt related parties	—	—	—	—	355,396	—	—	355,396
Other comprehensive income, net of tax	—	—	—	—	—	79,676	—	79,676
Net income for the nine months ended September 30, 2013	—	—	—	—	—	—	(728,226)	(728,226)
Balance, September 30, 2013	81,518,410	$1,475,493	320,046,834	$2,212,392	$1,009,414	$165,883	$(7,112,493)	$(2,249,311)

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Condensed Consolidated Statement of Cash Flows
For the nine Months Ended September 30,
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net (loss) income from operations	$(728,226)	$(556,746)
Reconciling adjustments -
Depreciation and amortization	82,192	78,007
Bad debt	10,521	-
Changes in operating assets and liabilities
Restricted cash	95,550	(546,782)
Accounts receivable	(8,192)	1,784
Inventory	3,650	14,058
Prepaid expenses and other	6,661	15,410
Accounts payable and accrued liabilities	147,293	309,113
Net cash (used for) provided by operations	(390,551)	(685,156)

Cash flows from investing activities:
Purchase of equipment	(6,859)	—
Disposal of equipment	—	—
Net cash (used for) provided by investing activities	(6,859)	—

Cash flows from financing activities:
Indebtedness to related parties	230,833	584,560
Repayment to related parties	(102,956)	(208,965)
Proceeds from related parties	213,721	164,235
Proceeds from loans	—	126,003
Repayments of loans	(55,581)	—
Net cash (used for) provided by financing activities	286,017	665,833

Foreign currency translation adjustment	79,676	(48,872)
Net change in cash and cash equivalents	(31,717)	(68,195)
Cash at beginning of year	46,898	96,492
Cash at end of year	$15,181	$28,297

Supplemental schedules:
Cash paid for interest	$22,341	$27,924
Cash paid for income taxes	$—	$—
Noncash investing and financing activities
Shares issued for the settlement of debt	$—	$235,460
Forgiveness of debt – related party	$355,396	$—
Transfer fixed assets to inventory	$21,184	$—

See accompanying notes to consolidated financial statements

E-DEBIT GLOBAL CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
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

Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.  Certain labels of accounts/classifications have been changed.

Note 2 – Recent Accounting Pronouncements

In July 2013, the FASB amended Accounting Standards Codification (“ASC”) 740, “Income Taxes.” The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The amendments will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. We do not anticipate that this adoption will have a significant effect on our financial position, results of operation or cash flows.

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

	September 30, 2013	December 31, 2012
Accounts Receivable
Equipment	-	$597
Services	1,455	-
Surcharge fee	5,889	6,873
Partial Dispense	10,119	12,733
Sale of ATM Contracts	19,413	30,153
GST refund	12,040	10,848
Other	23,734	-
	72,650	$61,204

Less: Allowance for doubtful accounts	(22,468)	(23,413)
	$50,182	$37,791

The bad debt expense for the nine months ended September 30, 2013 and September 30, 2012 totaled $0 and $10,923, respectively.  The bad debt is reflected in the accompanying consolidated Statements of Operations as Other operating expenses.

Note 6 – Inventory

Inventory consists of the following elements:

	Quantity	Cost
December 31, 2012
ATM	27	$68,628
Parts and accessories	-	-
Total		$68,628

	Quantity	Cost
September 30, 2013
ATM	28	$64,978
Parts and accessories	-	-
Total		$64,978

Inventories are valued at the lesser of cost (on a first-in, first-out method) or net realizable value.

Note 7 – Property and Equipment

Property and equipment in service consists of the following elements:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value	Depreciation Rate and Method
December 31, 2012 -
Office furniture and equipment	$62,380	$38,947	$23,433	20% DB
Computer hardware and software	180,349	142,516	37,833	30% DB
ATM machines	210,627	47,789	162,838	30% DB
Other	7,494	6,408	1,086	Var
	$460,850	$235,660	$225,190
September 30, 2013 -
Office furniture and equipment	$39,049	$31,661	$7,388	20% DB
Computer hardware and software	145,936	115,176	30,760	30% DB
ATM machines	161,306	49,942	111,364	30% DB
Other	8,180	7,918	262	Var
	$354,471	$204,697	$149,774

There are no leased ATMs included in the Corporation’s property and equipment for the nine months ended September 30, 2013 and for the year ended December 31, 2012.

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  All components of property and equipment are being depreciated or amortized.  Depreciation and amortization expense for the nine months ended September 30, 2013 and September 30, 2012 totaled $82,192 and $78,007, respectively.

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

Depreciation is calculated using a declining balance method.

Intangible assets consist of the following elements:
	Cost	Accumulated Amortization	Net Book Value	Depreciation Method
December 31, 2012 -
License – ACI	$168,690	$134,953	$33,737	Straight-line
Patent	15,076	14,416	660	Straight-line
License – Paragon	18,319	$8,790	9,529	Straight-line
	$202,085	$158,159	$43,926
September 30, 2013 -
License – ACI	$162,906	$154,763	$8,143	Straight-line
Patent	15,255	15,255	—	Straight-line
License – Paragon	17,691	$15,387	2,304	Straight-line
	$195,852	$185,405	$10,447

Depreciation and amortization have been provided in amounts sufficient to recover asset costs over their estimated useful lives.  Depreciation and amortization expense for the nine months ended September 30, 2013 and September 30, 2012 totaled $27,246 and $27,910, respectively.  This depreciation and amortization expense was part of the totals which are reflected in the accompanying consolidated statements of operations as Depreciation and amortization.

Expected future depreciation and amortization of the intangible assets are as follows:

Year	Amount

2013	$10,447

Note 9 – Loans Payable

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $97,063 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $942 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.

As of September 30, 2013, the balance is $97,063 ($100,000 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $126,389 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,261 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan was to fund the switch development project.  In February 2010, the loan was reduced by $62,212 ($65,000 CDN) in exchange for 622,123 common shares at $0.10 per share.  In May 2012, the loan was reduced by $981 ($998 CDN) in offsetting against the expenses.  In September 2012, the loan was reduced by $59 ($60 CDN) in offsetting against the expenses.  In December 2012, WSI recorded an accrued interest of $4,324 ($4,547 CDN).   In March 2013, WSI recorded an accrued interest of $1,914 ($1,947 CDN).  In June 2013, WSI recorded an accrued interest of $1,852 ($1,947 CDN).  In September 2013, WSI recorded an accrued interest of $1,890 ($1,947 CDN).  As of September 30, 2013, the balance is $73,117 ($75,330 CDN).  This loan is included in the accompanying consolidated balance sheet as loans payable.

On December 20, 2011 the Corporation and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an investor for a loan of $196,643 ($200,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Corporation’s assets.  Upon demand the Corporation has forty-five (45) days to repay the Demand Loan and interest.  On October 24, 2012, the loan was repaid by $105,588 ($107,390 CDN).  On December 5, 2012, the loan was repaid by $75,218 ($76,503 CDN).  In June 2013, the loan was repaid by $15,837 ($16,107 CDN).  As of September 30, 2013, the balance is $0.  This loan is included in the accompanying consolidated balance sheet as Loans payable.

On August 15, 2012 the Corporation and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an arms-length third party investor for a loan of $95,852 ($100,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Corporation’s assets.  Upon demand the Corporation has forty-five (45) days to repay the Demand Loan and interest.  In March 2013, E-Debit recorded an accrued interest of $1,836 ($1,868 CDN).  In June 2013, E-Debit recorded an accrued interest of $2,023 ($2,070 CDN).  In June 2013, the loan was repaid by $31,743 ($33,924 CDN).  In September 2013, E-Debit recorded an accrued interest of $1,194 ($1,242 CDN).  As of September 30, 2013, the balance is $69,162 ($71,256 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

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

The Corporation also has an obligation for an equipment lease through 2016.

The Corporation’s real estate leases are with an affiliated Corporation that is controlled by the Corporation’s president.

Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year are as follows:

	Real Estate	Other
2013	$17,492	$943
2014	$11,742	$4,434
2015	$—	$4,434
2016	$—	$2,217

	September 30, 2013	December 31, 2012
Rental expense	$79,795	$96,602

On May 28, 2004 Peter Gregory filed an action in the Ontario Superior Court of Justice against Vencash Capital Corporation.  Peter Gregory was a former Vencash distributor and agent who filed the action related to a claim of wrongful dismissal from Vencash for $260,000 (CDN).  On July 30, 2004 Vencash filed a Statement of Defence and Counterclaim in the amount of $1,600,000 for breach of contract, breach of confidence, breach of fiduciary duties, interference with economic relations, damages for inducing breach of contract, and punitive damages. The Corporation believes the claim by Gregory to be without merit.  In January 2012, the Corporation received a copy of notice of garnishment from our bank institution against Vencash’s bank account for the total amount not to exceed $31,649 CDN.  The Corporation did not receive the notification for the judgement and this notice was rescinded by the bank upon delivery.  As of September 2013 the Corporation has not been contacted further relating to the action initiated by Gregory.  The Corporation is currently reviewing the related correspondence and is in consultation with legal counsel and upon completion of the review will respond to any further action initiated by Gregory in this regard.

On January 25, 2009, Victory ATM filed an action in the Nova Scotia Superior Court against Vencash Capital Corporation.  Victory ATM was formerly a customer of Vencash distributor Bullion Investments Inc. and claimed that supplied vault cash to a contracted armoured car Corporation had been misappropriated for a total of approximately $45,000 CDN.  The Corporation has filed a statement of defense stating that Vencash had no care control or access to the vault cash supplied by Victory ATM and the only role that Vencash played was processing the Victory ATM transactions in their designated site locations.  The Corporation believes the claim by Victory ATM to be without merit and has not accrued a liability for the claim.  As of September 2013, our Nova Scotia legal counsel has advised that the plaintiff revived its action against Vencash Capital Corporation.  The Corporation is currently reviewing the related correspondence and is in consultation with legal counsel and upon completion of the review will respond to any further action initiated by Victory ATM in this regard.

On December 11, 2012, Mainland Investments, Inc. and Research Driven Investor, LLC filed an action in the Alberta Court of Queen’s Bench against E-Debit Global Corporation, E-Debit’s officers, and various other parties.  Mainland Investment Inc. and Research Driven Investor, LLC (RDI) (specialized investor relations firms) claimed for a total of $150,000 CDN related to an alleged investor relations consulting agreement between RDI and the Corporation.  On February 4, 2013, the Corporation and E-Debit’s officers have filed a statement of defense denying that there had ever existed an agreement between RDI and E-Debit.  The Corporation has a signed Investor Relations Consulting Agreement with Open Waters Investments Inc. (OWI) and deny that OWI ever had authority to enter into written or oral agreement with RDI on behalf of E-Debit, or that E-Debit ever contractually agreed to or represented that it had appointed RDI as its advisor.  The Corporation believes the claim by Mainland Investments, and Research Drive Investor, LLC to be without merit and has not accrued a liability for the claim.  As of September 2013, there has been no change in this action since last filing.  The Corporation will respond to any further action initiated by Mainland Investments, Inc. and Research Driven Investor, LLC in this regard.

On December 14, 2012, Trans-Armored Canada Inc. filed an action in the Nova Scotia Superior Court against Westsphere Systems Inc. (WSI).  Trans-Armored Canada Inc. (TAC) was formerly a contracted armoured car Corporation to deliver vault cash to site locations and claimed for a total outstanding debt of $34,325 CDN.   As set out in the 15th of August 2007 TAC/Vencash Agreement, the Corporation’s President and Chief Executive Officer sits as a member of the board of directors and represents 50% of TAC’s board of directors.  The Corporation has released what it believes to be the full and final payment to TAC in May 2012 where the Corporation and TAC mutually agreed to offset the full amount of deposit due from TAC against the accounts payable owed to TAC.  The Corporation believes the claim by Trans-Armored Canada Inc. to be without merit and has not accrued a liability for the claim.  As of September 2013, there has been no change in this action since last filing.  The Corporation will respond to any further action initiated by Trans-Armored Canada Inc. in this regard.

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

As of September 30, 2013 and December 31, 2012, the Corporation setup an allowance for doubtful collections of $68,435 and $52,746 respectively for the related parties’ receivables, as collection was unknown.

The following table summarizes the Corporation’s others receivable from related parties’ transactions as of September 30, 2013 and December 31, 2012:

	2013	2012
1105725 Alberta Ltd. o/a Personal Financial Solutions	$38,785	$40,162
Cash Direct Financial Services Ltd.	12,152	12,584
Trans Amored Canada	17,498	7,922
Accounts receivable – directors	12,336	8,613
	$80,771	$69,281

Less: Allowance for doubtful accounts	(68,435)	(52,746)

	$12,336	$16,535

The current outstanding advances are reflected in the accompanying consolidated balance sheet as other receivable – related parties and totaled $12,336 and $16,535, respectively, at September 30, 2013 and December 31, 2012.

Real estate leases:

The Corporation’s real estate leases are with an affiliated Corporation that is controlled by the Corporation’s president.

The Corporation leases real estate (office and warehouse space) under non-cancellable operating leases that expire on varying dates through 2014.  The monthly lease payment is $5,747 ($5,971 CDN).

The Corporation leases additional real estate (office and warehouse space) for an “Initial Term” commencing June 1, 2010 on a month to month basis.  The Corporation may renew the Lease on a monthly basis by giving notice to the Landlord.  The monthly lease payment is $2,984 ($3,100 CDN).

Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year are as follows:

Real Estate
2013	$17,492
2014	$11,742

	September 30, 2013	December 31, 2012
Rental expense	$79,795	$96,602

Residual and interchange costs:

The following table summarizes the amounts paid by the Corporation for residual and interchange fees to related parties for the nine months ended September 30, 2013:

Payable to:	September 30, 2013
Three affiliated companies that are controlled by E-Debit’s President.	$13,207
An affiliated Corporation that is controlled by E-Debit’s vice President.	$8,730
An affiliated Corporation that is controlled by E-Debit’s director.	$1,725
An affiliated Corporation that is controlled by E-Debit’s director.	$176
Total	$23,838

The residual and interchange paid to related parties are in accordance with the contracts with their distributorship.  The above payments are reflected in the accompanying consolidated statements of operations as residual and interchange costs.

Indebtedness to related parties:

The Corporation expensed $23,749 ($24,675 CDN) during the third quarter 2013 for consulting and management services to an affiliated Corporation that is controlled by the Corporation’s president.  This expense is reflected in the accompanying consolidated Statements of Operations as a Consulting fees.

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

In May 2013, the Company’s president assigned $355,396 debt owed to an affiliated company that is controlled by the Company’s president from the company wholly owned subsidiary, Westsphere Systems Inc. to E-Debit International Inc.  The assignment of debt was considered as forgiveness of debt by related party and is reflected in the accompanying consolidated balance sheet as Additional paid-in capital.

The total amount owed to related parties (consist of indebtedness to related parties and shareholder loans) as of September 30, 2013 is $1,765,647 ($1,819,075 CDN).  The remaining credit available to be drawn against related to this GSA and Line of Credit is $0.

The following table summarizes the Corporation’s indebtedness to related parties’ transactions as of September 30, 2013 and December 31, 2012:

Payable to:	September 30, 2013	December 31, 2012	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$85,690	$95,674	Demand loans	8% per annum
A loan advanced from an affiliated Corporation that is controlled by E-Debit’s President for working capital.	796,317	867,701	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	11,443	8,521	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	12,569	6,421	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	98,319	89,353	Demand loans	8% per annum
A loan advanced from E-Debit’s director for working capital.	240,103	208,926	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	26,293	33,611	Demand loans	No interest
A loan advanced from an affiliated Corporation that is controlled by E-Debit’s President for working capital.	197,648	207,394	Demand loans	No interest
Total	$1,468,382	$1,517,601

The indebtedness to related parties as of September 30, 2013 consists of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There is no interest attached to a loan advanced from E-Debit’s director of $240,103, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $26,293, and the loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital of $197,648.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

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

The following table summarizes the Corporation’s shareholder loans transactions as of September 30, 2013 and December 31, 2012:

Payable to:	September 30, 2013	December 31, 212	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	53,385	55,280	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	152,156	142,481	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	43,193	44,726	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	48,531	50,254	Demand loans	9% per annum
Total	$297,265	$292,741

E-Debit’s shareholder loans as of September 30, 2013 are related to cash advanced from E-Debit’s vice president totaling $53,385 and from directors totaling $152,156 and have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans totaling $91,724 consist of a loan advance from E-Debit’s vice president totaling $43,193 with an interest rate of 12% per annum and no specific terms of repayment, and a loan advance from a shareholder of $48,531 with an interest rate of 9% per annum and no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

E-Debit’s shareholder loans as of December 31, 2012 are related to cash advanced from E-Debit’s vice president totaling $55,280 and from directors totaling $142,481 and have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans totaling $94,980 consist of a loan advance from E-Debit’s vice president totaling $44,726 has an interest rate of 12% per annum with no specific terms of repayment, and a loan advance from a shareholder of $50,254 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Note 13 – Other Revenue

In June 2013, the Company concluded the sales of a portion of the Company’s eastern Canada ATMs site location contracts to an investor for a total of $107,548 ($110,032 CDN).  This sale transaction is included in the accompanying consolidated income statement as Gain on sale.

Note 14 – Subsequent Events

The Company has evaluated events subsequent to September 30, 2013 and through the date the financial statements were available to be issued to assess the need for potential recognition or disclosure in this report.  No events were noted that require recognition or disclosure in these financial statements.

Note 15 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Corporation as a going concern.  The Corporation has recurring net losses from operations, and had a working capital deficit and a stockholders’ deficit at September 30, 2013 and December 31, 2012.  These conditions raise substantial doubt as to the Corporation's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Corporation be unable to continue as a going concern.

Management recognizes that the Corporation must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Corporation will be successful in raising additional capital.  Management’s plans also include restructuring and reorganizing its subsidiaries to save costs.  Furthermore, management is in the process of negotiations with a third party investor to potentially sell part or all of the Corporation’s ATM estate.  In addition, there is no demand for payment on the accounts payable to related parties of $1,468,382 and shareholder loans of $297,265 as these liabilities are owed to internal officers and directors.   Further, even if the Corporation raises additional capital, there can be no assurance that the Corporation will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Corporation will not be able to meet its obligations and may have to cease operations.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Current Corporate Structure – September 30, 2013

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

Active = with business activity
Inactive = no business activity

Plan of Operations

Results of Operations – Three Month Period

During the three (3) month period of operations ended September 30, 2013, E-Debit and its subsidiaries generated a net loss of $244,669, while a net loss of $219,723 was realized for the same period from the previous year.  The increase in net loss of $24,946 over the same period from the previous year was mainly caused by a decrease in gross profit of $85,022.  The increase in net loss is partially offset against a decrease in salaries and benefits of $24,962, a decrease in other operating expense of $24,100, and an increase in other income of $10,005 over the same period from the previous year.

The decrease in gross profit of $85,022 was primarily caused by a decrease in residual and interchange income of $344,390.  The decrease is partially offset against a decrease in residual and interchange costs of $235,499 and a decrease in other cost of sales of $26,854.

The decrease in residual and interchange income was mainly caused by the sale of a majority of the Corporation’s ATMs site location contracts to an investor during the year 2012 and in June 2013.

The decrease in salaries and benefits was caused by an elimination of two positions during year 2012: a sales consultant and a receptionist.

The decrease in other operating expense was mainly caused by a decrease in office supplies of $8,560 and a decrease in telephone expense of $15,367.

The increase in other income was mainly due to the administration fee of $9,607 charge to an investor for the shares certificates.

At this date, 128 ATMs are being processed by WSI’s switch. The number of ATMs being processed during the year 2013 has been decreased as compared to 382 ATMs processed in the prior year. The decrease is mainly caused by the sale of a majority of the Corporation’s ATMs site location contracts to an investor during the year 2012 and in June 2013.

Results of Operations – Nine Month Period

During the nine (9) month period of operations ended September 30, 2013, E-Debit and its subsidiaries generated a net loss of $728,226, while a net loss of $556,746 was realized for the same period from the previous year.  The increase in net loss of $171,480 over the same period from the previous year was mainly caused by a decrease in gross profit of $213,075 and a decrease in gain on sale of $155,870.  The increase in net loss is partially offset against a decrease in consulting fees of $13,340, a decrease in salaries and benefits of $45,788, a decrease in other operating expense of $104,506, a decrease in interest expense of $13,905, and an increase in other income of $10,005 over the same period from the previous year.

The decrease in gross profit of $213,075 was primarily caused by a decrease in residual and interchange income of $996,233.  The decrease is partially offset against a decrease in residual and interchange costs of $709,633 and a decrease in other cost of sales of $90,592.

The decrease in residual and interchange income was mainly caused by the sale of a majority of the Corporation’s ATMs site location contracts to an investor during the year 2012 and in June 2013.

The decrease in gain on sale was mainly caused by the decrease in the sale of ATMs site location contracts to an investor during the nine (9) month period operations ended September 30, 2013 over the same period from the previous year.

The decrease in consulting fees was caused by a decrease adjustment in the monthly consulting fee contract effective May 2012.

The decrease in salaries and benefits was caused by an elimination of two positions during year 2012: a sales consultant and a receptionist.

The decrease in other operating expense was mainly caused by a decrease in bad debt expense of $21,811, a decrease in office supplies of $25,609, a decrease in website maintenance of $19,699, and a decrease in telephone expense of $25,000.

The decrease in interest expense was mainly due to the decrease in interest – related parties of $7,731, and the decrease in interest of loans payable of $6,266. The decrease in interest expense is partially offset against an increase in interest and penalty payable to various suppliers for the long overdue invoices of $3,801.

The increase in other income was mainly due to the administration fee of $9,607 charge to an investor for the shares certificates.

In October 2013, the Corporation is in the process of restructuring and reorganization of its subsidiaries to save costs and ensuring the Corporation’s ability to continue as a going concern.

E-Debit and its subsidiaries currently do not generate sufficient revenues to meet overhead needs. This is due to E-Debit switch operations which were launched in January 2009 and commencing rollover of ATMs to process all transactions. The switch operations currently do not generate sufficient revenue to cover its expenses. In addition, E-Debit continues to experience a steady decrease in gross profit mainly due to the sale of the majority of ATMs site location contracts during the year 2012 and in June 2013. Management recognizes that the Corporation must generate additional resources to enable it to continue operations. Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Corporation will be successful in raising additional capital.

The Corporation believes that the Corporations subsidiaries upon restructuring, reorganization and consolidation combined with continued investment from related parties and outside investors will continue to produce sufficient ongoing funding to meet its current and future financial requirements.  The completion of the reorganization and restructuring is expecting to be completed by the fourth quarter 2013.

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

Changes in Financial Position

During the nine (9) month period ending September 30, 2013, total assets decreased from $636,246 to $397,985.  The decrease is primarily due to a decrease in cash of $31,717, a decrease in restricted cash of $95,550, a decrease in property and equipment, net of depreciation of $75,416, and a decrease in intangible assets, net of amortization of $33,479.

The decrease in restricted cash was mainly caused by the surcharge and interchange settlement owed to customers as of September 30, 2013 over the same period from the previous year.

The decrease in property and equipment, net of depreciation and intangible assets, net of amortization was caused by the depreciation and amortization expense for the nine (9) month period ending September 30, 2013.

As of September 30, 2013, E-Debit’s current liabilities consisted of accounts payable of $562,795, accrued liabilities of $79,512, loans payable of $239,342, indebtedness to related parties of $1,468,382, and shareholder loans of $297,265.

Accounts payable and accrued liabilities include a payable of $27,491 for the return of surcharge and interchange; the return of switch vault cash of $95,591; legal and accounting fees of $67,775; switch and hosting fees of $239,974; contingent expense of $30,719; accrued vacation payable of $9,398; investors deposits of $51,943; and $119,416 due for consulting services, office expenses and various other general fees and charges.

In September 2007, Vencash entered into a loan agreement with an initial term of twelve months totaling $97,063 ($100,000 CDN) with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $942 ($1,000 CDN).  The initial term may be automatically extended for further six (6) month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 60 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to Vencash or vice versa.

As of September 30, 2013, the balance is $97,063 ($100,000 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

In November 2007, Westsphere’s subsidiary Westsphere Systems Inc. (WSI) raised $126,389 ($131,000 CDN) through a loan agreement with an initial term of twenty-four months with an external arms-length investor, bearing interest at 12% per annum, with blended monthly payments of interest only of $1,261 ($1,310 CDN). The initial term may be automatically extended for further twelve month terms (a “renewal period”) after the end of the initial term or terminated subject to mutual termination agreements.  The investor must give a written notice not less than 90 days before the end of the initial term or renewal period, whichever the case may be, to not renew the loan agreement.  Vencash must notify the investor not less than 30 days before the end of the initial term or renewal period, its intention to terminate the loan.  Currently, no written notice has been received from the investor to WSI or vice versa.  The purpose of the loan was to fund the switch development project.  In February 2010, the loan was reduced by $62,212 ($65,000 CDN) in exchange for 622,123 common shares at $0.10 per share.  In May 2012, the loan was reduced by $981 ($998 CDN) in offsetting against the expenses.  In September 2012, the loan was reduced by $59 ($60 CDN) in offsetting against the expenses.  In December 2012, WSI recorded an accrued interest of $4,324 ($4,547 CDN).   In March 2013, WSI recorded an accrued interest of $1,914 ($1,947 CDN).  In June 2013, WSI recorded an accrued interest of $1,852 ($1,947 CDN).  In September 2013, WSI recorded an accrued interest of $1,890 ($1,947 CDN).  As of September 30, 2013, the balance is $73,117 ($75,330 CDN).  This loan is included in the accompanying consolidated balance sheet as loans payable.

On December 20, 2011 the Corporation and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an investor for a loan of $196,643 ($200,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Corporation’s assets.  Upon demand the Corporation has forty-five (45) days to repay the Demand Loan and interest.  On October 24, 2012, the loan was repaid by $105,588 ($107,390 CDN).  On December 5, 2012, the loan was repaid by $75,218 ($76,503 CDN).  In June 2013, the loan was repaid by $15,837 ($16,107 CDN).  As of September 30, 2013, the balance is $0.  This loan is included in the accompanying consolidated balance sheet as Loans payable.

On August 15, 2012 the Corporation and its subsidiaries jointly and severally entered into a Demand Loan Agreement and related GSA with an arms-length third party investor for a loan of $95,852 ($100,000 CDN) at a prime lending rate of Canadian Prime plus four (4%) percent.  Under the GSA, this debt is collateralized by all of the Corporation’s assets.  Upon demand the Corporation has forty-five (45) days to repay the Demand Loan and interest.  In March 2013, E-Debit recorded an accrued interest of $1,836 ($1,868 CDN).  In June 2013, E-Debit recorded an accrued interest of $2,023 ($2,070 CDN).  In June 2013, the loan was repaid by $31,743 ($33,924 CDN).  In September 2013, E-Debit recorded an accrued interest of $1,194 ($1,242 CDN).  As of September 30, 2013, the balance is $69,162 ($71,256 CDN).  This loan is included in the accompanying consolidated balance sheet as Loans payable.

The following table summarizes the Corporation’s indebtedness to related parties’ transactions as of September 30, 2013 and December 31, 2012:

Payable to:	September 30, 2013	December 31, 2012	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s President for working capital.	$85,690	$95,674	Demand loans	8% per annum
A loan advanced from an affiliated Corporation that is controlled by E-Debit’s President for working capital.	796,317	867,701	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	11,443	8,521	Demand loans	8% per annum
A loan advanced from E-Debit’s officers for working capital.	12,569	6,421	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	98,319	89,353	Demand loans	8% per annum
A loan advanced from E-Debit’s director for working capital.	240,103	208,926	Demand loans	No interest
Officers’ and Directors’ bonuses payable carried forward from year 2002	26,293	33,611	Demand loans	No interest
A loan advanced from an affiliated Corporation that is controlled by E-Debit’s President for working capital.	197,648	207,394	Demand loans	No interest
Total	$1,468,382	$1,517,601

The indebtedness to related parties as of September 30, 2013 consists of loans that are payable on demand by the related parties.  The interest rate is Eight (8%) percent annually calculated and paid quarterly attached to the related party loans.  There is no interest attached to a loan advanced from E-Debit’s director of $240,103, the Officers’ and Directors’ bonuses payable carried forward from year 2002 of $26,293, and the loan advanced from an affiliated company that is controlled by E-Debit’s President for working capital of $197,648.  The above obligations are reflected in the accompanying consolidated balance sheet as indebtedness to related parties.

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

The following table summarizes the Corporation’s shareholder loans transactions as of September 30, 2013 and December 31, 2012:

Payable to:	September 30, 2013	December 31, 212	Terms/Maturities	Interest Rate
A loan advanced from E-Debit’s vice President for working capital.	53,385	55,280	Demand loans	8% per annum
A loan advanced from E-Debit’s directors for working capital.	152,156	142,481	Demand loans	8% per annum
A loan advanced from E-Debit’s vice President for working capital.	43,193	44,726	Demand loans	12% per annum
A loan advanced from E-Debit’s shareholder for working capital.	48,531	50,254	Demand loans	9% per annum
Total	$297,265	$292,741

E-Debit’s shareholder loans as of September 30, 2013 are related to cash advanced from E-Debit’s vice president totaling $53,385 and from directors totaling $152,156 and have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans totaling $91,724 consist of a loan advance from E-Debit’s vice president totaling $43,193 with an interest rate of 12% per annum and no specific terms of repayment, and a loan advance from a shareholder of $48,531 with an interest rate of 9% per annum and no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

E-Debit’s shareholder loans as of December 31, 2012 are related to cash advanced from E-Debit’s vice president totaling $55,280 and from directors totaling $142,481 and have an interest rate of 8% per annum calculated and paid quarterly with no specific terms of repayment.  The remaining balance of shareholder loans totaling $94,980 consist of a loan advance from E-Debit’s vice president totaling $44,726 has an interest rate of 12% per annum with no specific terms of repayment, and a loan advance from a shareholder of $50,254 has an interest rate of 9% per annum with no specific terms of repayment.  The above obligations are reflected in the accompanying consolidated balance sheet as shareholder loans.

Shareholders’ deficit as of September 30, 2013 was negative $2,249,311, including an accumulated loss from operations of $7,112,493, as compared to shareholders deficit of $1,956,157 as of December 31, 2012. The increase in shareholders’ deficit of $293,154 was primarily due to the current year net loss of $728,226, an increase in additional paid-in capital of $355,396, and an increase in accumulated other comprehensive income of $79,676.

As of September 30, 2013, E-Debit raised $213,721 cash advance from directors and officers to support the switch operations and general and administrative costs.

Total issued and outstanding share capital as of October 15, 2013 was 320,046,834 common shares and 81,518,410 preferred shares.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2013, the Corporation had a working capital deficit of $2,409,572 and Stockholders' Deficit of $2,249,311 compared with a working capital deficit of $2,225,293 and Stockholders' Deficit of $1,956,157 as of December 31, 2012.  The Corporation’s working capital deficit has increased principally as a result of a decrease in cash of $31,717, a decrease in restricted cash of $95,550, and an increase in accounts payable and accrued liabilities of $147,293.  The increase in working capital deficit is partially offset against the decrease in loans payable of $47,705 and a decrease in indebtedness to related parties of $49,219.

Stockholders' Deficit increased as a result of a net loss of $728,226, an increase in additional paid-in capital from related parties of $355,396 and an increase in accumulated other comprehensive income of $79,676 for the nine (9) months ended September 30, 2013.

The Corporation’s consolidated operations during the nine (9) month period resulted in the use of net cash of $390,551, compared to the use of net cash in the amount of $685,156 during the same period from the previous year. The decrease in the use of net cash flow from operations was primarily the result of the decrease in restricted cash of $642,332.  The decrease in the use of net cash flow from operations is partially offset against the difference in  net loss from operations of $171,480 and a decrease in changes in accounts payable and accrued liabilities of 161,820.

Investing activities during the nine (9) month period resulted in the use of net cash of $6,859 which was primarily caused by the purchase of equipment to support the switch operations.

Financing activities during the nine (9) month period resulted in the provision of net cash of $286,017 which was primarily caused by the proceeds from related parties of $213,721, the cash advances from directors and officers to support the switch operations and general and administrative costs of $230,833.  The provision of net cash is partially offset against a repayment of loans to directors and officers of $102,956 and repayment of loans payable of $55,581.

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

Management recognizes that the Corporation must generate additional resources to enable it to continue operations.  Management intends to raise additional funds through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. Furthermore, the management is in the process of negotiations with the third party investor potentially purchasing part or all of the Corporation’s ATM estate.  In addition, there is no demand for payment on the accounts payable to related parties of $1,468,382 and shareholder loans of $297,265 as these liabilities are owed to internal officers and directors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.  CONTROLS AND PROCEDURES

The Corporation's Chief Executive Officer, Mr. Douglas Mac Donald, and its Chief Financial Officer, Mr. Kim Law, have implemented the Corporation's disclosure controls and procedures to ensure that material information relating to the Corporation is made known to Mr. Mac Donald and Mr. Law. These executive officers have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2013 (the “Evaluation Date”).

Based on such evaluation, Messrs. Mac Donald and Law have concluded that, as of the Evaluation Date, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.  Moreover, there were no significant changes in internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Corporation’s internal controls over financial reporting during the nine months ended September 30, 2013.

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
Date:    November 19, 2013

By:   /s/ Kim Law
Name:  Kim Law
Title:    Principal Financial Officer and Accounting Officer
Date:    November 19, 2013